Form 10-Q
period 2016-03-31
AKORN INC
filed 2016-05-16
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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
At May 6, 2016, there were 119,427,471 shares of common stock, no par value, outstanding.

[1]

[2]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140,998	$346,266
Trade accounts receivable, net	172,183	150,621
Inventories, net	190,869	185,316
Available for sale security, current	4,901	5,941
Prepaid expenses and other current assets	21,069	19,988
TOTAL CURRENT ASSETS	530,020	708,132
PROPERTY, PLANT AND EQUIPMENT, NET	186,258	179,614
OTHER LONG-TERM ASSETS
Goodwill	284,716	284,710
Product licensing rights, net	638,858	653,628
Other intangibles, net	210,453	211,361
Deferred tax assets	4,381	4,207
Long-term investments	130	129
Other non-current assets	1,031	764
TOTAL OTHER LONG-TERM ASSETS	1,139,569	1,154,799
TOTAL ASSETS	$1,855,847	$2,042,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$45,929	$46,019
Purchase consideration payable	4,974	4,967
Income taxes payable	13,247	23,670
Accrued royalties	13,724	19,378
Accrued compensation	16,156	15,866
Current maturities of long-term debt (net of current deferred financing costs)	42,857	52,779
Accrued administrative fees	31,399	37,094
Accrued expenses and other liabilities	26,287	31,603
TOTAL CURRENT LIABILITIES	194,573	231,376
LONG-TERM LIABILITIES:
Long-term debt (net of non-current deferred financing costs)	807,142	994,033
Deferred tax liability	180,610	188,808
Lease incentive obligations and other long-term liabilities	6,935	6,763
TOTAL LONG-TERM LIABILITIES	994,687	1,189,604
TOTAL LIABILITIES	1,189,260	1,420,980
SHAREHOLDERS’ EQUITY
Common stock, no par value – 150,000,000 shares authorized; 119,427,471 and 119,427,471 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	461,580	458,659
Retained earnings	221,934	180,048
Accumulated other comprehensive loss	(16,927)	(17,142)
TOTAL SHAREHOLDERS’ EQUITY	666,587	621,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,855,847	$2,042,545
 See notes to condensed consolidated financial statements.

[3]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$268,347	$227,378
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	105,330	97,215
GROSS PROFIT	163,017	130,163

Selling, general and administrative expenses	49,086	29,986
Acquisition-related costs	197	1,257
Research and development expenses	9,479	9,276
Amortization of intangible assets	16,518	16,377
Impairment of intangible assets	158	—

TOTAL OPERATING EXPENSES	75,438	56,896

OPERATING INCOME	87,579	73,267
Amortization of deferred financing costs	(6,311)	(996)
Interest expense, net	(11,518)	(13,480)
Bargain purchase gain	—	849
Other non-operating expense, net	(3,178)	(1,312)

INCOME BEFORE INCOME TAXES	66,572	58,328
Income tax provision	24,686	20,790

CONSOLIDATED NET INCOME	$41,886	$37,538
CONSOLIDATED NET INCOME PER SHARE
CONSOLIDATED NET INCOME PER SHARE, BASIC	$0.35	$0.33
CONSOLIDATED NET INCOME PER SHARE, DILUTED	$0.34	$0.31

SHARES USED IN COMPUTING NET INCOME PER SHARE
BASIC	119,516	113,352
DILUTED	125,621	125,377

COMPREHENSIVE INCOME
Consolidated net income	$41,886	$37,538
Unrealized holding gain (loss) on available-for-sale securities, net of tax of $386 and ($59) for the three month periods ended March 31, 2016 and 2015, respectively.	(654)	101
Foreign currency translation income (loss), net of tax of ($447) and ($1,034) for the three month periods ended March 31, 2016 and 2015, respectively.	869	2,008
COMPREHENSIVE INCOME	$42,101	$39,647

See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In Thousands)
(Unaudited)

	Shares	Common Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total
BALANCES AT DECEMBER 31, 2015	119,427	$458,659	$180,048	$(17,142)	$621,565
Consolidated net income	—	—	41,886	—	41,886
Compensation and share issuances related to restricted stock awards	—	872	—	—	872
Stock-based compensation expense	—	2,049	—	—	2,049
Foreign currency translation gain (loss)	—	—	—	869	869
Unrealized holding gain (loss) on available-for-sale securities	—	—	—	(654)	(654)

BALANCES AT MARCH 31, 2016	119,427	$461,580	$221,934	$(16,927)	$666,587

See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income	$41,886	$37,538
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	22,468	21,109
Amortization of debt financing costs	6,311	996
Impairment of intangible assets	158	—
Amortization of favorable contracts	—	18
Amortization of inventory step-up	—	4,682
Non-cash stock compensation expense	2,921	2,974
Non-cash interest expense	454	1,186
Gain from product divestiture	—	—
Deferred income taxes, net	(8,009)	(9,186)
Excess tax benefit from stock compensation	—	(29,944)
Non-cash gain on bargain purchase	—	(849)
Loss on extinguishment of debt	—	98
Loss on sale of AFS securities	—	146
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(21,355)	384
Inventories, net	(5,928)	(14,559)
Prepaid expenses and other current assets	(1,190)	2,896
Trade accounts payable	(1,948)	7,916
Accrued expenses and other liabilities	(26,783)	19,861
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,985	$45,266
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	—	(24,637)
Proceeds from disposal of assets	—	2,358
Payments for other intangible assets	(1,000)	—
Purchases of property, plant and equipment	(9,918)	(7,088)
NET CASH USED IN INVESTING ACTIVITIES	$(10,918)	$(29,367)
FINANCING ACTIVITIES:
Proceeds under stock option and stock purchase plans	—	10,958
Debt financing costs	(3,571)	—
Proceeds under borrowings	—	—
Consideration paid	—	(1,500)
Debt repayment	(200,000)	(2,613)
Excess tax benefit from stock compensation	—	29,944
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(203,571)	$36,789
Effect of exchange rate changes on cash and cash equivalents	236	165
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(205,268)	$52,853
Cash and cash equivalents at beginning of period	346,266	70,679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,998	$123,532
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$10,613	$11,836
Amount paid for income taxes, net of refunds received	$43,075	$238

See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

Business: Akorn, Inc., together with its wholly-owned subsidiaries (collectively “Akorn”, the “Company”, “we”, “our” or “us”) is a specialty generic pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals and branded as well as private-label over-the-counter consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products in alternative dosage forms. We specialize in difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

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

For further detail concerning our reportable segments please see Note 10 “Segment Information.”

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the condensed consolidated financial statements and footnotes for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed on May 10, 2016.

The Company has considered the accounting and disclosure of events occurring after the balance sheet date of March 31, 2016 through the filing date of this Form 10-Q.
Certain prior-period amounts have been reclassified to conform to current-period presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of Akorn India Private Limited ("AIPL") and Akorn AG (formerly "Excelvision AG" or "Hettlingen") have been translated from Indian Rupees to U.S. Dollars and Swiss Francs to U.S. dollars, respectively based on the currency translation rates in effect during the period or as of the date of consolidation, as applicable.  The Company has no involvement with variable interest entities.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

[7]

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents.

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

Unless otherwise noted, the provisions and allowances for the following customer deductions are reflected in the accompanying condensed consolidated financial statements as reductions of revenues and trade accounts receivable, respectively.

Chargebacks, Rebates, Discounts and Other Adjustments: The Company enters into contractual agreements with certain third parties such as retailers, hospitals, group-purchasing organizations ("GPOs") and managed care organizations to sell certain products at predetermined prices. Similarly, we maintain an allowance for rebates and discounts related to billbacks, wholesaler service fee for service contracts, GPO administrative fees, government programs, prompt payment and other adjustments with certain customers. Most of the parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance and which are additionally monitored to ensure that wholesaler inventory levels by product do not significantly exceed underlying customer demand. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on a combination of historical activity and future price and mix expectations to the quantities of inventory on hand at the wholesaler per wholesaler inventory reports. In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.

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

[8]

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

Doubtful Accounts: Provisions for doubtful accounts, which reflect trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of selling, general and administrative ("SG&A") expenses. In estimating the allowance for doubtful accounts, the Company considers its historical experience with collections and write-offs, the credit quality of its customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from its customers. Note that in the ordinary course of business, and consistent with our peers, we may from time to time offer extended payment terms to our customers as an incentive for new product launches and in other circumstances in accordance with industry practices. These extended payment terms do not represent a significant risk to the collectability of accounts receivable as of the period-end and are evaluated in accordance with Accounting Standards Codification (ASC) 605 - Revenue Recognition as applicable. Accounts are considered past due when they remain uncollected beyond the due date specified in the applicable contract or on the applicable invoice, whichever is deemed to take precedence.

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

Inventories: Inventories are stated at the lower of cost (average cost method) or market. The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its net realizable value. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon review of recent sales activity and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items.

[9]

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives or capital lease terms. The amortization of assets under capital leases is included within depreciation expense.

Net Income Per Common Share: Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and convertible securities using the treasury stock and if converted methods.  Anti-dilutive shares are excluded from the computation of diluted net income per share.

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

Fair Value of Financial Instruments:  The Company applies ASC 820 - Fair Value Measurement, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 - Fair Value Measurement defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 - Fair Value Measurement generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels.  The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The levels within the valuation hierarchy are described below:

-
Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company‘s cash and cash equivalents and the portion of the value of the Nicox S.A. ("Nicox") shares which are available to be traded on the exchange are considered Level 1 assets.

-
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

[10]

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The portion of the fair valuation of the available for sale investment held in shares of Nicox S.A. ("Nicox") subject to a lock-up provision is considered a Level 3 asset. The additional consideration payable as a result of the ECR divestiture and other insignificant contingent amounts are considered Level 3 liabilities.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$140,998	$140,998	$—	$—
Available-for-sale securities	4,901	4,010	—	891
Total assets	$145,899	$145,008	$—	$891

Purchase consideration payable	$4,974	$—	$—	$4,974
Total liabilities	$4,974	$—	$—	$4,974

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$346,266	$346,266	$—	$—
Available-for-sale securities	5,941	4,843		1,098
Total assets	$352,207	$351,109	$—	$1,098

Purchase consideration payable	$4,967	$—	$—	$4,967
Total liabilities	$4,967	$—	$—	$4,967

As of March 31, 2016, the Company was carrying available for sale investments in shares of Nicox. These shares of Nicox were initially valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate conversion of underlying shares received for the Company’s investment in an available for sale security, or an approximately $1.7 million unrealized gain from the original costs basis of $10.8 million. During the years ended December 31, 2015 and 2014 the Company sold $2.6 million and $0.6 million, respectively of the available-for-sale securities. In the three months ended March 31, 2016 the Company did not sell any additional shares and due to sustained declines in the underlying Nicox share value, recognized a $2.7 million unrealized loss of the remaining investment value to date. A portion of the remaining $4.9 million of securities are subject to certain lockup provisions and as such, the fair value of the cost basis investments is estimated using observable and unobservable inputs to discount for lack of marketability.

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

[11]

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

Business Combinations:  Business combinations are accounted for in accordance with ASC 805 - Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date.  Fair value determinations are based on discounted cash flow analyses or other valuation techniques.  In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired and liabilities assumed, or may complete some or all of the valuations internally.  In either case, the Company takes full responsibility for the determination of the fair value of the assets acquired and liabilities assumed.  The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received.  Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

Acquisition-related costs are costs the Company incurs to effect a business combination. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred.

NOTE 3 — STOCK BASED COMPENSATION

At the Company’s 2014 Annual Meeting of Shareholders, which took place May 2, 2014, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”).  The 2014 Plan reserves 7.5 million shares for issuance upon the grant of stock options, restricted share units, or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s share based compensation expense for the three month periods ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Stock options and employee stock purchase plan	$2,049	$2,252
Restricted stock units	872	722
Total stock-based compensation expense	$2,921	$2,974

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan during the three month periods ended March 31, 2016, and 2015, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three Months Ended March 31,
	2016	2015
Expected volatility	47%	42%
Expected life (in years)	4.75	4.75
Risk-free interest rate	1.26%	1.56%
Dividend yield	—	—
Fair value per stock option	$9.95	$18.21
Forfeiture rate	8%	8%

[12]

The table below sets forth a summary of activity within the 2014 and 2003 Plans for the three months ended March 31, 2016:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2015	4,757	$20.33	3.41	$80,868
Granted	911	24.14
Exercised	—	—
Forfeited	(77)	27.69
Outstanding at March 31, 2016	5,591	$20.83	3.78	$116,467
Exercisable at March 31, 2016	2,591	$12.31	1.39	$31,879
(1) May include value from potentially anti-dilutive options whose exercise price exceeds the closing stock price.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three months ended March 31, 2016, no stock options were exercised.  During the three months ended March 31, 2015, approximately 2.2 million stock options were exercised resulting in cash payments to the Company of approximately $9.2 million.  These option exercises generated tax-deductions of approximately $84.9 million.

From time to time the Company grants restricted stock units to certain employees and members of its Board of Directors (“Directors”). Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units are recognized as expense ratably over the vesting period of the grants.  On May 2, 2014, the Company granted a total of 71,582 restricted share units to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018. Also on May 2, 2014, the Company modified approximately 2.3 million options to extend the option term of certain individuals in Senior Management. On September 5, 2014, the Company granted a total of 257,416 restricted share units to senior management and 8,034 shares to a Director to make the individuals who received extended option terms on May 2, 2014 whole given increased tax liabilities. The options each vest at 25% per year on the anniversary date of the grant ending September 5, 2018.

The following is a summary of non-vested restricted stock activity:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	253	$35.31
Granted	—	—
Forfeited	—	$—
Vested	(34)	$36.47
Non-vested at March 31, 2016	219	$35.13

NOTE 4 — ACCOUNTS RECEIVABLE ALLOWANCES

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and is not specific to the Company. Depending on the product, the customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the customer (which in turn depends on the specific customer, each having its own pricing arrangement, which entitles it to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

Net trade accounts receivable consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Gross accounts receivable	$472,665	$466,570
Less reserves for:
Chargebacks and rebates	(238,028)	(254,440)
Product returns	(49,337)	(48,333)
Discounts and allowances	(10,281)	(10,079)
Advertising and promotions	(1,488)	(1,518)
Doubtful accounts	(1,348)	(1,579)
Trade accounts receivable, net	$172,183	$150,621

For the three month periods ended March 31, 2016 and 2015, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended March 31,
	2016	2015
Gross sales	$593,392	$568,016
Less adjustments for:
Chargebacks and rebates	(293,434)	(293,181)
Product returns	(4,286)	(5,574)
Discounts and allowances	(11,954)	(14,044)
Administrative fees	(14,290)	(26,123)
Advertising, promotions and others	(1,081)	(1,716)
Revenues, net	$268,347	$227,378

NOTE 5 — INVENTORIES

The components of inventories are as follows (in thousands):

[13]

	March 31, 2016	December 31, 2015
Finished goods	$82,021	$76,512
Work in process	9,900	8,905
Raw materials and supplies	98,948	99,899
Inventories, net	$190,869	$185,316

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at March 31, 2016 and December 31, 2015 was reported net of these reserves of $23.2 million and $21.5 million, respectively.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and land improvements	$17,661	$17,409
Buildings and leasehold improvements	86,780	85,767
Furniture and equipment	146,653	142,885
Sub-total	251,094	246,061
Accumulated depreciation	(93,139)	(87,086)
Property, plant and equipment placed in service, net	$157,955	$158,975
Construction in progress	28,303	20,639
Property, plant and equipment, net	$186,258	$179,614

A portion of the Company’s property, plant and equipment is located outside the United States.  At March 31, 2016 and December 31, 2015, property, plant and equipment, net, with a net carrying value of $56.7 million and $52.6 million, respectively, was located outside the United States at the Company’s manufacturing facilities in India and Switzerland.

The Company recorded depreciation expense of approximately $6.0 million and $5.0 million during the three month periods ended March 31, 2016 and 2015, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the three months ended March 31, 2016 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2015	$16,717	$267,993	$284,710
Currency translation adjustments	—	6	6
Acquisitions	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Balances at March 31, 2016	$16,717	$267,999	$284,716

Goodwill acquired prior to December 31, 2015 attributed to the Consumer Health segment was due to the Company’s acquisition of Hi-Tech in April 2014 and the acquisition of Advanced Vision Research, Inc. in May 2011, while Goodwill attributed to the Prescription Pharmaceuticals segment relates to the Company’s acquisition of VersaPharm in August 2014, Hi-Tech in April 2014 and selected assets of Kilitch Drugs (India) Limited (“KDIL”) in February 2012.

[14]

Product Licensing Rights, In-Process Research and Development (“IPR&D”), and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of March 31, 2016 and December 31, 2015, and the weighted average remaining amortization period as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Reclass-ifications	Impairment	Net Balance	Wtd Avg Remaining Amortization Period (years)
March 31, 2016
Product licensing rights	$787,269	$(148,211)	$—	$(200)	$638,858	10.8
IPR&D	186,932	—	—	—	186,932	N/A - Indefinite lived
Trademarks	16,000	(3,298)	—	—	12,702	18.1
Customer relationships	6,343	(3,721)	—	—	2,622	10.1
Other intangibles	11,235	(3,038)	—	—	8,197	6.4
Non-compete agreement	2,319	(2,319)	—	—	—	—
	$1,010,098	$(160,587)	$—	$(200)	$849,311
December 31, 2015
Product licensing rights	$782,269	$(132,642)	$38,000	$(34,000)	$653,627	13.2
IPR&D	227,559	—	(38,000)	(2,627)	186,932	N/A - Indefinite lived
Trademarks	16,000	(2,982)	—	—	13,018	21.8
Customer relationships	6,493	(3,716)	—	—	2,777	11.7
Other intangibles	11,235	(2,600)	—	—	8,635	7.9
Non-compete agreement	2,167	(2,167)	—	—	—	—
	$1,045,723	$(144,107)	$—	$(36,627)	$864,989

The Company recorded amortization expense of approximately $16.5 million and $16.4 million during the three month periods ended March 31, 2016 and 2015, respectively. The Company also recognized impairment of intangible assets in the three month period ended March 31, 2016 of $0.2 million related to one product licensing right which was net of an immaterial accumulated amortization at the impairment date.

NOTE 8 — FINANCING ARRANGEMENTS

Incremental Term Loan

Concurrent with the closing of its acquisition of VersaPharm, Akorn, Inc. and its wholly owned domestic subsidiaries (the “Akorn Loan Parties”) entered into a $445.0 million Incremental Facility Joinder Agreement (the “Incremental Term Loan Facility”) pursuant to a Loan Agreement (the “Incremental Term Loan Agreement”) dated August 12, 2014 between the Akorn Loan Parties as borrowers, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as lender and as administrative agent for certain other lenders.  The proceeds received pursuant to the Incremental Term Loan Agreement were used to finance the VersaPharm Acquisition.

The Incremental Term Loan Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a Deposit Account Control Agreement.

The Incremental Term Loan Facility required quarterly principal repayment equal to 0.25% of the initial loan amount of $445.0 million beginning with the first full quarter following the closing date of the Incremental Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement or April 16, 2021.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Incremental Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Incremental Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  On February 16, 2016 the Company made a voluntary prepayment of its Incremental Term Loan facility of $85.2 million which settled all future quarterly principal repayments as denoted above until the date of the closing of the Incremental Term Loan Agreement or April 16, 2021 although future voluntary principal repayments are permitted. Effected for the principal repayment, as of March 31, 2016 outstanding debt under the Incremental

[15]

Term Loan Facility was $354.3 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

Prior to November 13, 2015 interest accrued based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans.  Each such margin would decrease by 0.25% in the event the Company’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below.  During an event of default, as defined in the Existing Term Loan Agreement, any interest rate would be increased by 2.00% per annum.  Per the Existing Term Loan Agreement, the interest rate on LIBOR loans could not fall below 4.50%.

On May 20, 2015 the Company modified the Incremental Term Loan Facility with JPMorgan and certain other lenders to remedy certain covenant defaults related to the FY 2014 financial restatement by incurring nominal charges affected through a temporary interest rate increase and an upfront payment.

On November 13, 2015 the Company again modified the Incremental Term Loan Facility with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the FY 2014 financial restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. Through the May 20, 2015 and November 13, 2015 debt modifications and related amortization, unamortized deferred financing fees were $10.7 million as of December 31, 2015. During the three month period ended March 31, 2016 the Company incurred an additional $1.5 million of financing costs related to the continued restatement and amortized $2.6 million of the total incremental term loan costs, as compared to $0.3 million amortized during the three month period ended March 31, 2015, resulting in $9.6 million of incremental deferred financing fees remaining at March 31, 2016. The increase in amortization of deferred financing fees in the current quarter as compared to the prior year quarter was principally the result of the deferred financing fee amortization associated with the voluntary principal repayment and increased amortization of costs due to consent modifications. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the incremental term loan, our spread will be based upon the Ratings Level applicable on such date as documented below.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended March 31, 2016 and 2015, the Company recorded interest expense of $4.6 million and $5.0 million, respectively in relation to the Incremental Term Loan Agreement.

Existing Term Loan

Concurrent with the closing of its acquisition of Hi-Tech (the “Hi-Tech Acquisition”) Akorn Loan Parties entered into a $600.0 million Term Facility (the “Existing Term Facility”) pursuant to a Loan Agreement dated April 17, 2014 (the “Existing Term Loan Agreement”) between the Akorn Loan Parties as borrowers, and certain other lenders with JPMorgan, acting as administrative agent.  The Company may increase the loan amount up to an additional $150.0 million, or more, provided certain financial covenants and other conditions are satisfied.  The proceeds received pursuant to the Existing Term Loan Agreement were used to finance the Hi-Tech Acquisition.

The Existing Term Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement.

The Existing Term Loan Agreement required quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Existing Term Loan Agreement at any time, or from time to time, subject to prior notice to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Existing

[16]

Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  On February 16, 2016 the Company made a voluntary prepayment of its Existing Term Loan facility of $114.8 million which settled all future quarterly principal repayments as denoted above until the date of the closing of the Existing Term Loan Agreement or April 16, 2021, although future voluntary principal repayments are permitted. Effected for the principal repayment, as of March 31, 2016 outstanding debt under the term Existing Term Loan facility was $477.7 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

Prior to November 13, 2015 interest accrued based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans.  Each such margin would decrease by 0.25% in the event Akorn’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below.  During an event of default, as defined in the Existing Term Loan Agreement, any interest rate would be increased by 2.00% per annum.  Per the Existing Term Loan Agreement, the interest rate on LIBOR loans could not fall below 4.50%.

On May 20, 2015 the Company modified the Existing Term Loan Facility with JPMorgan and certain other lenders to remedy certain covenant defaults related to the FY 2014 financial restatement by incurring nominal charges affected through a temporary interest rate increase and an upfront payment.

On November 13, 2015 the Company again modified the Existing Term Loan Facility with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the FY 2014 financial restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. Through the May 20, 2015 and November 13, 2015 debt modifications and related amortization, unamortized deferred financing fees were $16.1 million as of December 31, 2015. During the three month period ended March 31, 2016 the Company incurred an additional $2.1 million of financing costs related to the continued restatement and amortized $3.5 million of the total existing term loan costs, as compared to $0.5 million amortized during the three month period ended March 31, 2015, resulting in $14.6 million of existing deferred financing fees remaining at March 31, 2016. The increase in amortization of deferred financing fees in the current quarter as compared to the prior year quarter was principally the result of the deferred financing fee amortization associated with the voluntary principal repayment and increased amortization of costs due to consent modifications. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the existing term loan, our spread will be based upon the Ratings Level applicable on such date as documented below.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended March 31, 2016 and 2015, the Company recorded interest expense of $6.2 million and $6.7 million, respectively in relation to the Existing Term Loan.

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

[17]

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

As of March 31, 2016 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At March 31, 2016, there were no outstanding borrowings and one outstanding letter of credit in the amount of approximately $1.5 million under the JPM Revolving Facility. Availability under the facility as of March 31, 2016 was approximately $148.5 million.

[18]

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

The Notes have a maturity date of June 1, 2016 and pay interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, with the first interest payment completed on December 1, 2011.  The Notes are convertible into shares of the Company’s common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of approximately 114.1553 shares per $1,000 principal amount of Notes.  The conversion price is subject to adjustment for certain events described in the Indenture, including certain corporate transactions which would increase the conversion rate and decrease the conversion price for a holder that elects to convert their Notes in connection with such corporate transaction. The conversion price has not been adjusted as of the date of this Form 10-Q.

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

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  The Notes have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter. During the year ended December 31, 2015 and 2014, approximately $44.3 million and $32.5 million of this convertible debt was converted at the holder’s request which resulted in an additional $1.2 million and $1.0 million of expense recognized due to the conversions, respectively. No debt was converted at the holder's request, in the three month period ended March 31, 2016.

The Notes are not listed on any securities exchange or on any automated dealer quotation system, but are traded on a secondary market made by the initial purchasers.  The initial purchasers of the Notes advised the Company of their intent to make a market in the Notes following the offering, though they are not obligated to do so and may discontinue any market making at any time.

As of March 31, 2016, the face value of the notes was $43.2 million, but due to recent inactivity in the trading of the convertible notes as a result of recent conversions, bid and ask spreads, which would be used to calculate the trading value of the outstanding notes were not available and accordingly, we have not calculated the trading value of the convertible notes as of and for the three months ended March 31, 2016. The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  As of March 31, 2016, the Company’s common stock closed at $23.53 per share, resulting in a pro forma conversion value for the Notes of approximately $116.1 million.  Increases in the market value of the Company’s common stock increase the fair value of the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

[19]

The Notes are being accounted for in accordance with ASC 470-20 - Debt with Conversion and Other Options.  Under ASC 470-20 - Debt with Conversion and Other Options, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The application of ASC 470-20 - Debt with Conversion and Other Options resulted in the recognition of $20.5 million as the value for the equity component.  This amount was offset by $0.8 million of equity issuance costs, as described below, and both were affected by the conversion of a cumulative amount of $76.8 million of notes as documented above. At dates indicated, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	March 31, 2016	December 31, 2015
Carrying amount of equity component	$7,372	$7,372
Carrying amount of the liability component	42,912	42,465
Unamortized discount of the liability component	303	750
Unamortized deferred financing costs	55	136

The Company incurred debt issuance costs of $4.7 million related to its issuance of the Notes.  In accordance with ASC 470-20 - Debt with Conversion and Other Options, the Company allocated this debt issuance cost ratably between the liability and equity components of the Notes, resulting in $3.9 million of debt issuance costs allocated to the liability component and $0.8 million allocated to the equity component.  The portion allocated to the liability component was classified as deferred financing costs and is being amortized by the effective interest method through the earlier of the maturity date of the Notes or the date of conversion, while the portion allocated to the equity component was recorded as an offset to additional paid-in capital upon issuance of the Notes.

During the three month periods ended March 31, 2016 and 2015, the Company recorded the following expenses in relation to the Notes (in thousands):

	Three months ended March 31,
	2016	2015
Expense Description
Interest expense at 3.5% coupon rate (1)	$432	$759
Debt discount amortization	447	835
Amortization of deferred financing costs	81	151
Loss on Conversion	—	73
	$960	$1,818

(1)
As a result of the restatement of the 2014 financial data and the resultant delays in filings of the 2015 financial statements the Company had been required to remit an additional 0.5% interest penalty to all holders of the convertible notes throughout the three month period ended March 31, 2016.

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

Aggregate cumulative maturities of long-term obligations (including the incremental and existing term loans, convertible debt and the JPM revolver) as of March 31, 2016 are:

[20]

(In thousands)	2016	2017	2018	2019	Thereafter
Maturities	$43,215	$—	$—	$—	$831,938

NOTE 9 — EARNINGS PER SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

Previously, diluted net income per share assumed the principal amount of the convertible Notes would be cash settled and any conversion spread would be settled using common shares, as the Company has the choice of settling either in cash or shares. The Company had demonstrated a past practice and intent of cash settlement for the principal and stock settlement of the conversion spread. As a result, earnings per share calculations for periods ended prior to and including September 30, 2014 only included the assumption of conversion to common shares for the convertible spread. During the quarter ended December 31, 2014, the Company changed its practice of cash settlement and settled redemptions using common shares for both the principal and conversion spread and accordingly, earnings per share amounts were calculated using the if-converted method. For the three month periods ended March 31, 2016 and 2015, respectively the earnings per share amounts were calculated using the if-converted method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested RSAs, and (iii) shares potentially issuable upon conversion of the Notes.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income	$41,886	$37,538
Convertible debt income adjustments, net of tax	604	1,107
Net income adjusted for convertible debt as used for diluted earnings per share	$42,490	$38,645
Net income per share:
Basic	$0.35	$0.33
Diluted (1)	$0.34	$0.31
Shares used in computing net income per share:
Weighted average basic shares outstanding	119,516	113,352
Dilutive securities:
Stock option and unvested RSAs	1,172	2,085
Shares issuable upon conversion of the notes	4,933	9,940
Total dilutive securities	6,105	12,025
Weighted average diluted shares outstanding	125,621	125,377

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	2,430	575

(1)
Due to a change in the expectation that management may settle all future note conversions solely through shares in the year and quarter ended December 31, 2014, the diluted income from continuing operations per share calculation includes the dilutive effect of convertible debt and is offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $0.6 million and $1.1 million, after-tax for the three month periods ended March 31, 2016 and 2015, respectively.

[21]

NOTE 10 — SEGMENT INFORMATION

During the three month periods ended March 31, 2016 and 2015, respectively, the Company reported results for the following two reportable segments:

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

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s Chief Operating Decision Maker (“CODM”), as defined in ASC 280 - Segment Reporting, and CEO, oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial info by reportable segment is presented below (in thousands).

	Three Months Ended March 31,
	2016	2015
Revenues:
Prescription Pharmaceuticals	$250,749	$210,554
Consumer Health	17,598	16,824
Total revenues	268,347	227,378

Gross Profit:
Prescription Pharmaceuticals	154,635	121,159
Consumer Health	8,382	9,004
Total gross profit	163,017	130,163

Operating expenses	75,438	56,896

Operating income	87,579	73,267
Other expense	(21,007)	(14,939)

Income before income taxes	$66,572	$58,328

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment.

NOTE 11 — BUSINESS COMBINATIONS AND OTHER STRATEGIC INVESTMENTS

Akorn AG (formerly Excelvision AG)

On July 22, 2014, Akorn International S.à r.l., entered into a share purchase agreement with Fareva SA, a private company headquartered in France to acquire all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, Excelvision AG for 21.7 million CHF (“Swiss Francs”), net of certain working capital amounts and inventory amounts, Excelvision AG was a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products.

[22]

On January 2, 2015, the Company acquired all of the outstanding shares of capital stock of Excelvision AG for $28.4 million U.S. dollars (“USD”) funded through available cash on hand. The Company’s acquisition of Excelvision AG is being accounted for as a business combination in accordance with ASC 805 - Business Combinations. The purpose of the acquisition is to expand the Company’s manufacturing capacity. On April 1, 2016 the name of Excelvision AG was changed to Akorn AG.

During the three month periods ended March 31, 2016 and 2015, the Company recorded $0 and approximately $0.1 million, respectively in acquisition-related expenses in connection with the Akorn AG Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed consolidated statement of comprehensive income.

The following table sets forth the consideration paid for the Akorn AG Acquisition and the fair values of the acquired assets and assumed liabilities (in millions of USD) as of the acquisition date adjusted in accordance with GAAP. The figures below may differ from historical financial results of Akorn AG.

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

Through its acquisition of Akorn AG the Company recognized a bargain purchase gain of $0.9 million which was largely derived from the difference between the fair value and the book value of the property and equipment acquired through the acquisition. Bargain purchase gain has been recognized within net income for the three month period ended March 31, 2015.

During the three month periods ended March 31, 2016 and 2015, the Company recorded net revenue of approximately $6.9 million and $6.5 million, respectively related to sales from the Akorn AG location subsequent to acquisition.

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

[23]

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

Through the years ended December 31, 2015 and 2014 the Company sold 1.1 million and 0.2 million unrestricted shares for approximately $2.6 million and $0.6 million realizing a loss of $0.2 million and an immaterial gain on the sale of shares, respectively. There were no share sales for the three months ended March 31, 2016.

In accordance with ASC 820 Fair Value Measurement, the Company records unrealized holding gains and losses on available for sale securities in the “Accumulated other comprehensive income” caption in the condensed consolidated Balance Sheet.  For the three months ended March 31, 2016 the Company recognized an unrealized holding loss, net of tax of $2.7 million as calculated based on the discounted value of the investment given the contractual lockup provisions. The Company has determined that of the $4.9 million of unrealized fair value associated with the investment, all $4.9 million is available to be converted to cash within one year from the balance sheet date and has been classified as a current asset.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.

Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments.  The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated.  None of the contingent milestone payments or minimum royalty payments are individually material to the Company.

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

The table below summarizes contingent potential milestone payments due to strategic partners in the years 2016 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Amount
2016	$13,153
2017	4,418
2018	1,771
2019 and Beyond	—
Total	$19,342

[24]

Legal Proceedings

The Company is a party to legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined.  Despite the inherent uncertainties of litigation, management of the Company believes that the ultimate disposition of such proceedings and exposure will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. Set forth below is a listing of potentially material legal proceedings of the Company in existence as of the date of filing this Quarterly Report on Form 10-Q.

Shareholder and Derivative Litigation. On March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., at el., in the federal district court of Northern District of Illinois, No. 15-cv-1944. The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmaceutical Co., Inc. and VersaPharm, Inc. A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15- cv-3921, was filed on May 4, 2015 making similar allegations. On August 24, 2015, the two cases were consolidated and a lead plaintiff appointed in In re Akorn, Inc. Securities Litigation. No motions or answer have been filed in the case.

The Company's board of directors also received shareholder demand letters and two shareholder derivative lawsuits have been filed alleging breaches of fiduciary duty in connection with the Company' s accounting for its acquisition and restatement of its financials. The cases, Safriet v. Rai, et al., No. 15-cv-7275, and Glaubach v. Rai, et al., No. 15- 11129, both filed in the Northern District of Illinois have been stayed pending anticipated rulings on any motions to dismiss the defendants may file in In re Akorn, Inc. Securities Litigation.

On March 8, 2016, an additional case was filed, Kogut v. Akorn, Inc., et al., in Louisiana state court in the Parish of East Baton Rouge, No. 646474. The Kogut action seeks an order requiring the Company to make its pending SEC filings, issue audited financial statements for the years ended December 31, 2014 and 2015, and hold its annual shareholder meeting.

Fera Pharmaceuticals, LLC v. Akorn Inc., Sean Brynjelsen, and Michael Stehn, in the United States District Court for the Southern District of New York, Case No. 12-cv-07692-LLS. Fera Pharmaceuticals, LLC ("Fera") filed this action on September 12, 2012. The defendants in the case are the Company and two of its employees, Sean Brynjelsen and Michael Stehn. The amended complaint generally alleges that the Company breached certain terms of a contract manufacturing supply agreement by, among other things, failing to manufacture Fera's products, raising the manufacturing cost, and impermissibly terminating the contract. In addition, Fera alleges that the Company misappropriated Fera's trade secrets in order to manufacture Erythromycin and Bacitracin for its own benefit. The counts in the amended complaint are for (1) breach of contract, (2) misappropriation of trade secrets, (3) fraudulent inducement, and (4) declaratory and injunctive relief. Fera seeks $135 million in compensatory damages, an additional, unspecified amount in punitive damages, and injunctive relief restraining the Company from selling the products at issue in the case. The Company filed a counterclaim against Fera and certain affiliates, as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations. The case is still in the discovery phase, and no trial date has been scheduled.

State of Louisiana v. Abbott Laboratories, Inc., et al., The Louisiana Attorney General filed suit, Number 624,522, Nineteenth Judicial District Court, Parish of East Baton Rouge, including Hi-Tech Pharmacal, and other defendants in Louisiana state court. Louisiana's complaint alleges that the defendants violated Louisiana state laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and DESI products that were allegedly ineligible for reimbursement. The defendants filed exceptions of no cause of action and no right of action in response to Louisiana’s amended complaint. In a judgment entered on October 2, 2015, the trial court sustained the defendants' exception of no right of action, which dismissed all of Louisiana's claims. Louisiana sought appellate review of the court's decision by filing an application for supervisory writs, as well as an appeal pending in the First Circuit Court of Appeal in Louisiana.

In addition to the foregoing matters, Akorn has received shareholder demands for legal action to be taken against certain of the Company's directors and officers based on alleged breaches of fiduciary duties and other misconduct in connection with the Company's pending restatement of financial results and other matters. Akorn's Board of Directors formed a special committee to conduct an inquiry into the demand allegations and to provide its conclusions and recommendations to the Board.

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

[25]

Other Matters

The Chicago Regional Office of the SEC is conducting an investigation regarding the previously disclosed restatement, internal controls and other related matters. Additionally, the United States Attorney's Office for the Southern District of New York ("USAO") has requested information regarding these matters. Akorn has been furnishing requested information and is fully cooperating with the SEC and USAO.

The legal matters discussed above could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial.  We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. As of the date of this filing, although the Company has determined that liabilities associated with these legal matters are reasonably possible, they cannot be reasonably estimated. Given the nature of the litigation and investigations discussed above and the complexities involved, the Company is unable to reasonably estimate a possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or investigation. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

NOTE 13 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Corporation; Cardinal Health, Inc. and McKesson Corporation.  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.

The following table sets forth the percentage of the Company’s gross and net sales for the three month periods ended March 31, 2016 and 2015, and gross accounts receivable as of March 31, 2016 and December 31, 2015, attributable to the Big 3 Wholesalers:

	Three months ended March 31,
Big 3 Wholesalers combined:	2016	2015
Percentage of gross sales	79%	76%
Percentage of net sales revenues	67%	67%

	March 31, 2016	December 31, 2015
Percentage of gross trade accounts receivable	79%	83%

If sales to any of the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would have little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

Supplier Concentrations

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s abbreviated new drug applications and new drug applications, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no

[26]

longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a partnered third party manufacturer, which serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.   Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

No individual supplier represented 10% or more of the Company’s purchases in either of the three month periods ended March 31, 2016 or 2015.

Product Concentrations

In the three month period ended March 31, 2016 one unapproved Prescription Pharmaceutical product represented approximately 18% of the Company’s total net sales revenue. Comparatively in the three month period ended March 31, 2015 one Prescription Pharmaceutical product represented approximately 10% of the Company's total net sales revenue. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing portfolio.

NOTE 14 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended March 31,
	2016	2015
Income before income taxes	$66,572	$58,328
Income tax provision	24,686	20,790
Net income	$41,886	$37,538

Income tax provision/benefit as a percentage of income before income taxes	37.1%	35.6%

During the three month period ended March 31, 2016, the Company recorded an income tax provision of $24.7 million, which equals 37.1% of income before income tax. The Company anticipates that its effective tax rate for the year 2016 will be approximately 37.0%. During the three month period ended March 31, 2015, the Company recorded a income tax provision that equaled 35.6% of income before income tax in the applicable period.

The income tax provision rates in the current year was increased in comparison to the prior year due to losses at the Company’s Indian and Swiss subsidiaries. As of March 31, 2016, the Company could not conclude that it was more likely than not that tax benefits from certain of these net operating losses would be realized.  Accordingly, the Company established for certain of the losses at its Indian subsidiary and the entire amount of the loss at its Swiss subsidiary.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $2.4 million and $2.3 million related to uncertain tax positions as of March 31, 2016 and December 31, 2015, respectively.  If recognized, $1.6 million of these tax positions will impact the Company’s effective rate with the remaining $0.8 million affecting goodwill.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2016 and 2015, the Company obtained legal services totaling $0.3 million and $0.2 million respectively, of which $0.1 million and $0.1 million was payable as of March 31, 2016 and 2015, respectively to Polsinelli PC (formerly Polsinelli Shughart PC), a law firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is an attorney and shareholder.

[27]

NOTE 16 – NEW ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-08 - Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments of this standard are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09 and ASU 2015-14. The Company is currently evaluating the impact that ASU 2016-08 will have on its statement of financial position or financial statement disclosures.

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

In August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact that ASU 2014-09 will have on its statement of financial position or financial statement disclosures.

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

In May 2014, FASB issued ASU 2014-09 - Revenue from Contracts with Customers, which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC 605-35 - Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will be required to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for the fiscal year beginning January 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective

[28]

approach or the modified retrospective approach, as permitted under the standard. Early adoption of the standard is not permitted. The Company is currently evaluating the impact that ASU 2014-09 will have on its statement of financial position or financial statement disclosures.

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 was early adopted by the Company for the year beginning January 1, 2016 and did not have a material impact on the Company's condensed consolidated financial statements or financial statement disclosures.

In November 2015, the FASB issued ASU 2015-17 - Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes was early adopted by the Company for the year beginning January 1, 2016 resulting in the reclassification of the current portion of deferred tax assets to non-current deferred tax assets for both the quarter ended March 31, 2016 and the year ended December 31, 2015.

In September 2015, the FASB issued ASU 2015-16 - Business Combinations. ASU 2015-16 - Business Combinations simplifies the accounting for measurement-period adjustments by requiring adjustments to provisional amounts in a business combination to be recognized in the reporting period in which the adjustment amounts are determined and eliminates the requirement to retrospectively account for those adjustments. ASU 2015-16 - Business Combinations requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 - Business Combinations was adopted by the Company for the year beginning January 1, 2016 and did not have a material impact on the Company's condensed consolidated financial statements or financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 was adopted by the Company for the year beginning January 1, 2016 resulting in the reclassification of the deferred financing fees to the respective face value of debt outstanding for both the quarter ended March 31, 2016 and the year ended December 31, 2015.

[29]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on May 10, 2016, which includes, but is not limited to, the following items:

•	The effects of the restatement and our ability to remediate material weaknesses;

•	Our ability to continue to comply with all of the requirements of the U.S. Food and Drug Administration, including current Good Manufacturing Practices regulations;

•	Our ability to obtain and maintain regulatory approvals for our products;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	Our ability to successfully integrate acquired businesses and products;

•	The effects of competition from other generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products;

•	The effects of federal, state and other governmental regulation on our business;

•	The success of our strategic partnerships for the development and marketing of new products;

•	The Company may be subject to litigation of a material nature, including but not limited to, the matters discussed in Note 12 - “Commitments and Contingencies" under the heading "Legal Proceedings”;

•	Our ability to obtain additional funding or financing to operate and grow our business; and

•	Our ability to generate cash from operations sufficient to meet our working capital requirements and satisfy our debt obligations.

If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected.  As a result, you should not place undue reliance on any forward-looking statements. Any forward-looking statement  you read in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity.  Unless required by law, we undertake no obligation to publicly update any forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

[30]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three months ended March 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$250,749	93.4%	$210,554	92.6%
Consumer Health	17,598	6.6%	16,824	7.4%
Total revenues	268,347	100.0%	227,378	100.0%
Gross profit:
Prescription Pharmaceuticals	154,635	61.7%	121,159	57.5%
Consumer Health	8,382	47.6%	9,004	53.5%
Total gross profit	163,017	60.7%	130,163	57.2%
Operating expenses:
SG&A expenses	49,086	18.3%	29,986	13.2%
Acquisition-related costs	197	0.1%	1,257	0.6%
R&D expenses	9,479	3.5%	9,276	4.1%
Amortization of intangible assets	16,518	6.2%	16,377	7.2%
Impairment of intangible assets	158	0.1%	—	—%
Operating income	$87,579	32.6%	$73,267	32.2%
Other income (expense), net	(21,007)	(7.8)%	(14,939)	(6.6)%
Income before income taxes	66,572	24.8%	58,328	25.6%
Income tax provision	24,686	9.2%	20,790	9.1%
Net income	$41,886	15.6%	$37,538	16.5%

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Our revenue was $268.3 million during the three month period ended March 31, 2016, representing an increase of $41.0 million, or 18.0%, over our revenue of $227.4 million for the prior year three month period ended March 31, 2015. The increase in revenue in the quarter was primarily due to organic growth in comparison to the prior year quarter. Acquisition revenues increased due to a comparative increase in our Akorn AG operations, which generated $6.9 million of revenue for the the three month period ended March 31, 2016 compared to $6.5 million of revenue in the prior year period.  Of the remaining $40.5 million of increase, organic revenues increased $36.9 million with $13.8 million, or 37.4% due to increased volumes and $23.1 million from price changes due to the competitive nature of our business and industry. Revenues also increased by $6.2 million related to new or recently re-launched products and were partially offset by a $2.6 million decline in revenues due to products which were either divested or discontinued during the interim period.

The Prescription Pharmaceuticals segment revenues of $250.7 million represented an increase of $40.2 million, or 19.1%, over the prior year quarter, with organic revenues accounting for $36.1 million of the increase. Additionally, $0.4 million of the change came from increased revenues from Akorn AG and new or recently re-launched products which increased $6.2 million, partially offset by divested or discontinued products which decreased $2.6 million compared to the prior year quarter. The Consumer Health segment revenues of $17.6 million represented an increase of $0.8 million, or 4.6%, over the prior year quarter due to organic revenue increases.

Consolidated gross profit for the quarter ended March 31, 2016 was $163.0 million, or 60.7% of revenue, compared to $130.2 million, or 57.2% of revenue, in the corresponding prior year quarter.  The $32.9 million increase in gross profit dollars and the increase in gross profit percentage was principally due to the effect shifting product mix to higher margin products.

[31]

Total operating expenses were $75.4 million in the three month period ended March 31, 2016 an increase of $18.5 million, or 32.6%, over the prior year quarter, which was primarily due to additional costs associated with the growth of the business and continuing expenses associated with the restatement of 2014 financials incurred in the current year. The main drivers of the increase were comprised of the following fluctuations:

Selling, general and administrative (“SG&A”) expenses were $49.1 million in the three month period ended March 31, 2016, an increase of $19.1 million, or 63.7%, over the prior year quarter expense of $30.0 million. Significant increases in SG&A expenses in comparison to the prior year quarter included $11.4 million of restatement expenses which were incurred in 2016, a $2.1 million increase in wages and related costs and a $2.3 million increase in bonus expenses compared to the prior year quarter to continue to strengthen our underlying infrastructure. As a percentage of sales, SG&A expenses increased to 18.3% in the three month period ended March 31, 2016 as compared to 13.2% in the prior year quarter.

We recorded $0.2 million of acquisition-related costs during the three month period ended March 31, 2016, compared to $1.3 million in the prior year quarter, a decrease of $1.1 million or 84.4%.  The current year expenses were primarily related to unconsummated acquisitions, while expenses in the prior year were principally related to the acquisition of Akorn AG, the integrations of Hi-Tech and VersaPharm acquisitions and other smaller amounts from unconsummated acquisitions. As a percentage of sales, acquisition expenses decreased to 0.1% in three month period ended March 31, 2016 compared to 0.6% in the prior year quarter.

R&D expense was $9.5 million in the three month period ended March 31, 2016, an increase of $0.2 million or 2.2% over the R&D expense of $9.3 million recorded in the prior year quarter.  This increase was principally related to the continued development of R&D projects in the comparative period. As a percentage of sales, R&D expenses decreased to 3.5% in the three month period ended March 31, 2016 compared to 4.1% in the prior year quarter.

Amortization of intangibles consists of the amortization of drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through business combinations.  Amortization of intangibles was $16.5 million in the three month period ended March 31, 2016, compared to $16.4 million in the prior year quarter.  As a percentage of sales, amortization expenses decreased to 6.2% in the three month period ended March 31, 2016 compared to 7.2% in the prior year.

In the three month period ended March 31, 2016, we recognized non-operating expense totaling $21.0 million compared to $14.9 million in the prior year quarter.  This increase of $6.1 million was primarily driven by an increase of $5.3 million due to deferred financing fee write-off due to the $200.0 million interim principal repayment in February 2016, a $2.0 million increase in litigation settlements expense and a $0.9 million decrease related to the bargain purchase gain related to the Akorn AG acquisition in the three month period ended March 31, 2015 partially offset by a $2.1 million reduction in interest expense. As a percentage of sales, non-operating expenses increased to 7.8% in the three month period ended March 31, 2016 compared to 6.6% in the prior year period.

For the three month period ended March 31, 2016, we recorded an income tax provision of $24.7 million on our income before income tax of $66.6 million or an effective tax provision rate of approximately 37.1%.  In the prior year period ended March 31, 2015, our income tax provision was $20.8 million based on an effective tax provision rate of approximately 35.6%. The Company anticipates that its effective tax rate for the year 2016 will be approximately 37.0%.

We reported net income of $41.9 million for the three month period ended March 31, 2016, or 15.6% of revenues, compared to net income of $37.5 million for the period ended March 31, 2015, or 16.5% of revenues.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the three month period ended March 31, 2016, operating activities generated $9.0 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $41.9 million and an add-back of non-cash expenses of $24.3 million, which included add-backs for depreciation and amortization expenses, debt financing amortization and non-cash stock compensation expense and outflows which included deferred income taxes, net, partially offset by a decrease of $26.8 million in accrued expenses, an increase of $21.4 million in accounts receivable and an increase of $5.9 million in inventory.  We used $10.9 million in investing activities during the three months ended March 31, 2016, consisting of a $9.9 million used to acquire fixed assets and $1.0 million used to acquire other intangible assets.  Financing activities used $203.6 million in the three months ended March 31, 2016, principally consisting of a $200.0 million interim principal repayment made in February.

[32]

During the three month period ended March 31, 2015, we generated $45.3 million in cash flow from operating activities.  This operating cash flow was primarily the result of our net income of $37.5 million, an add-back of non-cash expenses of $8.8 million, which included add-backs for depreciation and amortization expenses, inventory step-up expenses, debt financing amortization and non-cash stock compensation expense and outflows which included deferred income taxes, net, and excess tax benefit from stock compensation, a $2.9 million decrease in prepaid expenses and other current assets, a $0.4 million decrease in trade accounts receivable and a $7.9 million increase in trade accounts payable, partially offset by a $14.6 million increase in inventories and a $19.9 million increase in accrued expenses and other liabilities.  We used $29.4 million in cash for investing activities during the three month period ended March 31, 2015, including $24.6 million used on payments for acquisitions and equity investments, net of cash acquired and $7.1 million used to acquire property, plant and equipment partially offset by $2.4 million received from the disposal of assets in the quarter.  Financing activities generated $36.8 million in cash flow during the three months ended March 31, 2015, of which $11.0 million was from employee stock option exercise proceeds and participation in the ESPP and $29.9 million was due to the excess tax benefit from stock compensation, partially offset by $2.6 million of debt repayment and $1.5 million of consideration paid in the period.

As of March 31, 2016, we had no outstanding loans under our $150.0 million JPM Revolving Facility, and one outstanding letter of credit for $1.5 million.  Our borrowing availability under the JPM Revolving Facility as of March 31, 2016 was $148.5 million.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the U.S., India and Switzerland. Most notably we have previously and continue to expend significant amounts in order to gain compliance with FDA requirements at AIPL. Furthermore, the Company expects to expend significant amounts in order to comply with the Federal Drug Supply Chain Security Act by the implementation date in November 2017 and also intends to increase research and development spend through greater headcount. Our cash obligations include the principal and interest payments due on our Existing Term Loan and Incremental Term Loans (as described throughout this report) and $43.2 million of the Notes due 2016 (as described throughout this report), plus any amount we may borrow under the JPMorgan Facility (as described throughout this report). We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

We continue to evaluate opportunities to grow and expand our business through the acquisition of new businesses, manufacturing facilities, or pharmaceutical product rights.  Such acquisitions may require us to obtain additional sources of capital.  We cannot predict the amount of capital that may be required to complete such acquisitions, and there is no assurance that sufficient financing for these activities would be available with terms acceptable to us, if at all.

Incremental Term Loan

On August 12, 2014, we completed the VersaPharm Acquisition for a purchase price of approximately $440.0 million in cash, net of working capital adjustments.  The acquisition was financed primarily through a $445.0 million incremental term loan.  The Incremental Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 – Financing Arrangements for additional information about the Incremental Term Loan.

Existing Term Loan

On April 17, 2014, we completed the Hi-Tech Acquisition for a purchase price of approximately $650.0 million in cash.  The acquisition was financed primarily through a $600.0 million term loan.  The Existing Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 – Financing Arrangements for additional information about the Existing Term Loan.

Convertible Notes

On June 1, 2011, we issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016.  Please refer to Note 8 – Financing Arrangements for additional information about the Notes.

Credit Facility

[33]

JPMorgan Credit Agreement

On April 17, 2014, concurrent with entering into the ExistingTerm Loan, we entered into a new $150.0 million revolving credit facility with JPMorgan.  Please refer to Note 8 – Financing Arrangements for additional information about the JPMorgan Credit Agreement.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Part II - Item 8, Note 3 - "Summary of Significant Accounting Policies", in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Note 2 of this Form 10-Q. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

The Company consolidates the financial statements of its foreign subsidiary in accordance with ASC 830 - Foreign Currency Matters, under which the statement of operations amounts are translated from Indian rupees (“INR”) to U.S. dollars (“USD”) and Swiss Francs (“CHF”) to USD at the average exchange rate during the applicable period, while balance sheet amounts are generally translated at the exchange rate in effect as of the applicable balance sheet date.  Cash flows are translated at the average exchange rate in place during the applicable period.  Differences arising from foreign currency translation are included in accumulated other comprehensive income (loss) and are carried as a separate component of equity on our condensed consolidated balance sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

[34]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information reported under Part II, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.

[35]

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three months ended March 31, 2016.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in our 2015 Form 10-K as filed on May 10, 2016, our disclosure controls and procedures were not effective as of March 31, 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting, which still exist as of March 31, 2016, due to ongoing remediation and testing procedures. In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources to improve our control environment and to remedy the identified material weaknesses.

We are in the process of completing the design and implementation of the appropriate controls to fully remediate the material weaknesses. In addition, the Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until all remedial actions as described fully in our 2015 Form 10-K, as filed on May 10, 2016, including the efforts to implement and test the necessary control activities we identified, are fully completed, the material weaknesses identified will continue to exist.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

With respect to the material weaknesses that were identified in the 2015 form 10-K, there have been no significant changes in our internal control over financial reporting. Our leadership team, together with other senior executives, continues to implement remedial actions to address the material weaknesses identified in our 2015 Form 10-K. We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency.

[36]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 of this report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously announced in the Form 8-K that we filed with the SEC on May 10, 2016, the Company plans to hold its 2016 annual meeting of shareholders on July 1, 2016, with the deadline for submission of shareholder proposals for that meeting being the close of business on the date of filing of this Form 10-Q.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[37]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: May 16, 2016

[38]

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three month period ended March 31, 2016, filed on May 16, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[39]