Form 10-Q
period 2015-03-31
AKORN INC
filed 2016-06-02
CIK 3116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

At May 11, 2016, there were 119,427,471 shares of common stock, no par value, outstanding.

EXPLANATORY NOTE

Overview

On May 10, 2016 Akorn, Inc. filed a comprehensive Form 10-K with the Securities and Exchange Commission which included quarterly financial information for the quarter and year to date periods ended March 31, 2014 and 2015. Although not required Akorn, Inc., is filing this Quarterly Report on Form 10-Q for the three month period ended March 31, 2015 solely for purposes of bringing Akorn’s Registration Statement on Form S-8 current.

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

See notes to condensed consolidated financial statements

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014 (as Restated)
Revenues	$227,378	$90,622
Cost of sales (exclusive of amortization of intangibles included below)	97,215	40,966
GROSS PROFIT	130,163	49,656

Selling, general and administrative expenses	29,986	16,586
Acquisition-related costs	1,257	454
Research and development expenses	9,276	4,419
Amortization of intangibles	16,377	4,757
TOTAL OPERATING EXPENSES	56,896	26,216
OPERATING INCOME	73,267	23,440

Amortization of deferred financing costs	(996)	(4,251)
Interest expense, net	(13,480)	(2,161)
Bargain purchase gain	849	—
Other non-operating income (expense), net	(1,312)	567
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58,328	17,595
Income tax provision (benefit)	20,790	8,101

NET INCOME (LOSS)	$37,538	$9,494
NET INCOME (LOSS) PER SHARE:
NET INCOME (LOSS), BASIC	$0.33	$0.10
NET INCOME (LOSS), DILUTED	$0.31	$0.08
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	113,352	96,633
DILUTED	125,377	116,884

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$37,538	$9,494
Unrealized holding gain on available-for-sale securities, net of tax of ($59)	101	—
Foreign currency translation (loss) income, net of tax of ($1,034) and ($878) for the quarters ended March 31, 2015 and 2014, respectively.	2,008	1,705
COMPREHENSIVE INCOME (LOSS)	$39,647	$11,199

See notes to condensed consolidated financial statements

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(In Thousands)

(Unaudited)

				Other
			Retained	Comprehensive
	Shares	Amount	Earnings	(Loss)	Total
BALANCES AT DECEMBER 31, 2014 (as Restated)	111,735	$342,252	$29,250	$(15,195)	$356,307
Consolidated net income	—	—	37,538	—	37,538
Exercise of stock options	2,225	9,414	—	—	9,414
Employee stock purchase plan issuances	66	1,544	—	—	1,544
Compensation and share issuances related to restricted stock awards	—	722	—	—	722
Stock-based compensation expense	—	2,252	—	—	2,252
Foreign currency translation adjustment	—	—	—	2,008	2,008
Excess tax benefit — stock compensation	—	29,944	—	—	29,944
Unrealized holding loss on available-for-sale securities	—	—	—	101	101
Convertible note conversions	307	2,347	—	—	2,347
BALANCES AT MARCH 31, 2015	114,333	$388,475	$66,788	$(13,088)	$442,175

See notes to condensed consolidated financial statements

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014 (As restated)
OPERATING ACTIVITIES:
Consolidated net income	$37,538	$9,494
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	21,109	6,675
Amortization of deferred financing fees	997	226
Amortization of favorable (unfavorable) contracts	18	18
Amortization of inventory step-up	4,682	—
Non-cash stock compensation expense	2,974	1,282
Non-cash interest expense	1,186	1,249
Non-cash gain on bargain purchase	(849)	—
Deferred income taxes, net	(9,186)	(1,722)
Excess tax benefit from stock compensation	(29,944)	(33)
Loss on extinguishment of debt	98	—
Gain on sale of available for sale security	146	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	384	(450)
Inventories, net	(14,559)	(5,987)
Prepaid expenses and other current assets	2,896	1,026
Trade accounts payable	7,916	6,100
Accrued expenses and other liabilities	19,860	5,498
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,266	23,376
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(24,637)	(7,500)
Proceeds from disposal of assets	2,358	—
Purchases of property, plant and equipment	(7,088)	(5,198)
NET CASH USED IN INVESTING ACTIVITIES	(29,367)	(12,698)
FINANCING ACTIVITIES:
Proceeds under stock option and stock purchase plans	10,958	1,022
Payments of contingent acquisition liabilities	(1,500)	—
Debt financing costs	—	(408)
Excess tax benefits from stock compensation	29,944	33
Debt payments	(2,613)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,789	647
Effect of changes in exchange rates on cash and cash equivalents	165	103
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,853	11,428
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	70,679	34,178
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,532	$45,606
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$11,836	$129
Amount paid for income taxes, net of refunds received	$238	$1,806

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

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year. For further information, refer to the condensed consolidated financial statements and footnotes for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed on May 10, 2016.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned domestic and foreign subsidiaries. All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of Akorn India Private Limited (“AIPL”) and Akorn AG (formerly “Excelvision AG” or “Hettlingen”) have been translated from Indian Rupees to U.S. Dollars and Swiss Francs to U.S. Dollars, respectively based on the currency translation rates in effect during the period or as of the date of consolidation, as applicable. The Company has no involvement with variable interest entities.

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

Doubtful Accounts: Provisions for doubtful accounts, which reflect trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of selling, general and administrative (“SG&A”) expenses. In estimating the allowance for doubtful accounts, the Company considers its historical experience with collections and write-offs, the credit quality of its customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from its customers. Note that in the ordinary course of business, and consistent with our peers, we may from time to time offer extended payment terms to our customers as an incentive for new product launches and in other circumstances in accordance with industry practices. These extended payment terms do not represent a significant risk to the collectability of accounts receivable as of the period-end and are evaluated in accordance with Accounting Standards Codification (ASC) 605 - Revenue Recognition as applicable. Accounts are considered past due when they remain uncollected beyond the due date specified in the applicable contract or on the applicable invoice, whichever is deemed to take precedence.

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

Discontinued Operations:  During the year ended December 31, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition the Company divested the ECR subsidiary. As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC 205 - Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

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

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three month periods ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Stock options and employee stock purchase plan	$2,252	$1,221
Restricted stock units	722	61
Total stock-based compensation expense	$2,974	1,282

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

Net trade accounts receivable consists of the following (in thousands):

		DECEMBER 31,
	MARCH 31,	2014
	2015	(as Restated)
Gross accounts receivable	$414,757	$446,925
Less reserves for:
Chargebacks and rebates	(162,249)	(198,112)
Product returns	(47,578)	(44,646)
Discounts and allowances	(13,503)	(15,554)
Advertising and promotions	(440)	(758)
Doubtful accounts	(277)	(309)
Trade accounts receivable, net	$190,710	$187,545

For the three month periods ended March 31, 2015 and 2014, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended March 31,
	2015	2014 (as Restated)
Gross sales	$568,016	$149,300
Less adjustments for:
Chargebacks and rebates	(293,181)	(51,873)
Product returns	(5,574)	(886)
Discounts and allowances	(14,044)	(2,435)
Administrative fees	(26,123)	(2,152)
Advertising, promotions and others	(1,716)	(1,332)
Revenues, net	$227,378	$90,622

NOTE 5 — INVENTORIES, NET

The components of inventories are as follows (in thousands):

	MARCH 31, 2015	DECEMBER 31, 2014 (as Restated)
Finished goods	$76,194	$69,499
Work in process	10,032	4,075
Raw materials and supplies	63,177	61,623
Inventories, net	$149,403	$135,197

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at March 31, 2015 and December 31, 2014 were reported net of these reserves of $24.1 million and $21.4 million, respectively.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT, NET

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

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS, NET

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

The Incremental Term Loan Facility requires quarterly principal repayment equal to 0.25% of the initial loan amount of $445.0 million beginning with the first full quarter following the closing date of the Incremental Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Incremental Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Incremental Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. To the extent the Incremental Term Loan Facility is refinanced within the first six (6) months of closing, a 1.00% prepayment fee will be due. As of March 31, 2015 outstanding debt under the Incremental Term Loan Facility was $442.8 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

For the three month period ended March 31, 2015, the Company recorded interest expense of $5.0 million in relation to the Incremental Term Loan Agreement.

As of and for the three month period ended March 31, 2015, and in connection with the $445.0 million Incremental Term Loan Agreement entered into in 2014, the Company amortized $0.3 million of deferred financing fees which resulted in unamortized deferred financing fees of $8.2 million remaining.  The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Incremental Term Loan Agreement.

Subsequent to March 31, 2015 the Company completed several loan modifications as further discussed in the Form 10-K filed on May 10, 2016.

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

The Existing Term Loan Agreement requires quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Existing Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Existing Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. As of March 31, 2015 outstanding debt under the term loan facility was $597.0 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

For the three month period ended March 31, 2015, the Company recorded interest expense of $6.7 million in relation to the Existing Term Loan.

As of and for the three month period ended March 31, 2015, and in connection with the $600.0 million Existing Term Loan Agreement entered into in 2014, the Company amortized $0.5 million of deferred financing fees which resulted in unamortized deferred financing fees of $13.2 million remaining. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement. During the three month period ended March 31, 2014, the Company amortized $4.0 million of ticking fees associated with the existing term loan agreement.

Subsequent to March 31, 2015 the Company completed several loan modifications as further discussed in the Form 10-K filed on May 10, 2016.

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

As of March 31, 2015 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company intends to use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries, and to otherwise replace letters of credit that were outstanding upon the termination of the Company’s prior revolving credit facility with Bank of America, N.A.  At March 31, 2015, there were no outstanding borrowings and one (1) outstanding letter of credit in the amount of approximately $1.2 million under the JPM Revolving Facility. Availability under the facility as of March 31, 2015 was approximately $148.8 million.

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

Convertible Notes

On June 1, 2011, the Company closed on an offering of $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) which included $20.0 million in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by the Company’s indenture with Wells Fargo Bank, N.A., as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115.3 million, after deducting underwriting fees and other related expenses.

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

The Notes became convertible for the quarter ending on June 30, 2012 as a result of the Company’s stock trading at or above the required price of $11.39 per share for 20 of the last 30 trading days in the quarter ended March 31, 2012.  The Notes have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter. During the year ended December 31, 2014, approximately $32.5 million of this convertible debt was converted at the holder’s request which resulted in an additional $1.0 million of expense recognized due to the conversions. During the three months ended March 31, 2015, approximately $2.4 million of the remaining convertible debt was converted at the holder’s request which resulted in an additional $0.1 million of expense recognized due to the conversions.

The Notes are not listed on any securities exchange or on any automated dealer quotation system, but are traded on a secondary market made by the initial purchasers.  The initial purchasers of the Notes advised the Company of their intent to make a market in the Notes following the offering, though they are not obligated to do so and may discontinue any market making at any time.

As of March 31, 2015, the Notes were trading at approximately 541.5% of their face value, resulting in a total market value of $461.1 million compared to their face value of $85.2 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  As of March 31, 2015, the Company’s common stock closed at $47.51 per share, resulting in a pro forma conversion value for the Notes of approximately $461.9 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.  The application of ASC 470-20 resulted in the recognition of $21.3 million as the value for the equity component.  This amount was offset by $0.8 million of equity issuance costs, as described below, and both were affected by the aggregate conversion of $34.8 million of notes as documented above.  At the dates indicated, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	March 31, 2015	December 31, 2014
Carrying amount of equity component	$14,527	$14,930
Carrying amount of the liability component	81,133	82,543
Unamortized discount of the liability component	4,027	4,982
Unamortized debt financing costs	728	901

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

For the three month periods ended March 31, 2015 and 2014, the Company recorded the following expenses in relation to the Notes (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense at 3.50% coupon rate	$761	$1,050
Debt discount amortization	835	1,075
Deferred financing cost amortization	151	194
Loss on conversion	73	—
	$1,820	$2,319

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

Aggregate cumulative maturities of long-term obligations (including the incremental and existing term loans, convertible debt and the JPM revolver) commencing after the quarter ended March 31, 2015 are:

(In thousands)	2015	2016	2017	2018	Thereafter
Maturities (1)	$7,838	$95,610	$10,450	$10,450	$1,000,588

(1)   On February 16, 2016 the Company voluntarily prepaid $200.0 million of existing and incremental term loan principal which eliminated any further interim principal repayment obligations. The Company has not altered the schedule above for the subsequent event as of and for the quarter ended March 31, 2015.

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

NOTE 10 — SEGMENT INFORMATION

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

During the quarter ended March 31, 2015, the Company recorded approximately $0.1 million in acquisition-related expenses in connection with the Akorn AG Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed and consolidated statement of comprehensive income.

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

Through its acquisition of Akorn AG the Company recognized a bargain purchase gain of $0.9 million which was largely derived from the difference between the fair value and the book value of the property and equipment acquired through the acquisition. Bargain purchase gain has been recognized within net income for the quarter ended March 31, 2015.

During the quarter ended March 31, 2015, the Company recorded net revenue of approximately $6.5 million related to sales from the Akorn AG location subsequent to acquisition.

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

IPR&D assets represent ongoing in-process research and development projects obtained through the acquisition. Weighted average remaining amortization period of intangible assets acquired through the Lloyd acquisition as of the closing date was 10.7 years. The rights to Lloyd Products are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014.

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

Weighted average remaining amortization period of the intangible asset acquired as of the closing date was 10 years. The rights to Xopenex® are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014.  During the quarter ended March 31, 2015 the Company recorded approximately $0.1 million in acquisition related expenses in connection with the Xopenex acquisition.

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

During the quarter ended March 31, 2015, the Company recorded approximately $0.4 million in acquisition-related expenses in connection with the VersaPharm Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s consolidated statement of comprehensive income in the applicable periods.

The following table sets forth the consideration paid for the VersaPharm Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.  The figures below may differ from historical financial results of VersaPharm.

Fair Valuation
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

During the quarter ended March 31, 2015 the Company recorded net revenue of approximately $13.1 million related to sales of the VersaPharm currently marketed products subsequent to acquisition.

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

During the quarters ended March 31, 2015 and 2014 the Company recorded approximately $0.5 million and $0.3 million, respectively, in acquisition-related expenses in connection with the Hi-Tech Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s consolidated statement of comprehensive income in the applicable periods.

The following table sets forth the consideration paid for the Hi-Tech Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.  The figures below may differ from historical financial results of Hi-Tech.

Fair Valuation
Consideration:
Amount of cash paid to Hi-Tech shareholders	$605.0
Amount of cash paid to vested Hi-Tech option holders	40.5
Amount of cash paid to key executives under single-trigger separation payments upon change-in-control	4.1
$649.6

Fair Valuation
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

During the quarter ended March 31, 2015 the Company recorded net revenue of approximately $88.1 million related to sales of the Hi-Tech currently marketed products subsequent to acquisition.

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

The rights to the U.S. NDA for Zioptan® are included within product licensing rights, net on the Company’s consolidated balance sheet as of March 31, 2015 and December 31, 2014.

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
$11.5

The U.S. NDA rights to Betimol® are included within product licensing rights, net on the Company’s consolidated balance sheet as of March 31, 2015 and December 31, 2014 and has an amortization period of 15 years. The favorable supply agreement is included within other long-term assets on the Company’s consolidated balance sheet as of March 31, 2015 and December 31, 2014.

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

Other Individually Insignificant Product Acquisitions

During the three months ended March 31, 2015 and 2014 the Company did not acquire any individually insignificant drug product licensing rights (NDA, ANDA and ANADA rights).

Pro Forma Operations

The unaudited pro forma results presented below reflect the consolidated results of operations inclusive of the Akorn AG acquisition which occurred during the quarter ended March 31, 2015, as if the transaction had taken place on January 1, 2015, and the Xopenex acquisition, VersaPharm acquisition and Akorn Rifampin product divestiture (“VersaPharm transactions”), and the Hi-Tech acquisition, Watson product disposition and ECR divestiture (“Hi-Tech transactions”) which occurred during the year ended December 31, 2014, as if the transactions had taken place on January 1, 2014. The pro forma results include amortization associated with the acquired tangible and intangible assets, interest on debt incurred for the transactions, amortization of inventory step-up, acquisition related expenses and income tax expense affected for the pro forma results. The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisitions. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date (amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Revenue	$227,378	$148,953
Net income from continuing operations	37,189	17,410
Net income from continuing operations per share	$0.30	$0.15

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

Through the quarter ended March 31, 2015 and the year ended December 31, 2014 the Company sold 1.0 million and 0.2 million unrestricted shares of Nicox for approximately $2.4 million and $0.6 million realizing a loss of $0.1 million and an immaterial gain on the sale of shares, respectively.

In accordance with ASC 820, the Company records unrealized holding gains and losses on the remaining available for sale securities in the “Accumulated other comprehensive income” caption in the consolidated Balance Sheet. For the three month period ended March 31, 2015 the Company recognized an unrealized holding loss of $1.6 million as calculated based on the discounted value of the investment given the contractual lockup provisions. The Company has determined that of the remaining $6.0 million of unrealized fair value associated with the investment, $5.5 million is available to be converted to cash within one year from the balance sheet date and has been classified as a current asset and the remaining $0.5 million has been classified as non-current asset.

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

Based on the agreements the Company has in place with strategic business partners as of March 31, 2015, the table below sets forth the approximate timing and dollar amount of payments that would be due under those agreements, assuming the underlying milestones are achieved in the years indicated (in thousands):

Year of Payment	Amount
2015	$4,351
2016	12,689
2017	2,903
Total	$19,943

Purchase Commitments

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

Legal Proceedings

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

Fera Pharmaceuticals, LLC v. Akorn Inc., Sean Brynjelsen, and Michael Stehn, in the United States District Court for the Southern District of New York, Case No. 12-cv-07692-LLS. Fera Pharmaceuticals, LLC (“Fera”) filed this action on September 12, 2012. The defendants in the case are the Company and two of its employees, Sean Brynjelsen and Michael Stehn. The amended complaint generally alleges that the Company breached certain terms of a contract manufacturing supply agreement by, among other things, failing to manufacture Fera’s products, raising the manufacturing cost, and impermissibly terminating the contract. In addition, Fera alleges that the Company misappropriated Fera’s trade secrets in order to manufacture Erythromycin and Bacitracin for its own benefit. The counts in the amended complaint are for (1) breach of contract, (2) misappropriation of trade secrets, (3) fraudulent inducement, and (4) declaratory and injunctive relief. Fera seeks $135 million in compensatory damages, an additional, unspecified amount in punitive damages, and injunctive relief restraining the Company from selling the products at issue in the case. On January 13, 2015, the Company filed a counterclaim against Fera and certain affiliates, as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations. The case is in the discovery phase, and no trial date has been scheduled.

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

See Note 17 - “Subsequent Events” in this Report on Form 10-Q and our most current Form 10-K (Note 22 — “Legal Proceedings”) that was filed with the SEC on May 10, 2016 for updated information regarding the above and other legal proceedings.

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

	Three months ended March 31,
	2015	2014
Big 3 Wholesalers combined:
Percentage of gross sales	76%	62%
Percentage of net sales revenues	67%	45%

	March 31, 2015	December 31, 2014
Percentage of gross trade accounts receivable	84%	85%

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

NOTE 15 — RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2015 and 2014, the Company obtained legal services totaling $0.3 million and $0.5 million, respectively, of which $0.2 million was payable as of March 31, 2015 and $0.1 million was payable as of March 31, 2014, from Polsinelli PC (formerly Polsinelli Shughart PC), a law firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is an attorney and shareholder.

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 17 – SUBSEQUENT EVENTS

In a judgment entered on October 2, 2015, the trial court in the State of Louisiana case described under “Legal Proceedings” above sustained the defendants' exception of no right of action, which dismissed all of Louisiana’s claims. Louisiana sought appellate review of the court's decision by filing an application for supervisory writs, as well as an appeal pending in the First Circuit Court of Appeal in Louisiana.

On May 4, 2015, a case entitled Sarzynski v. Akorn, Inc., et al., No. 15- cv-3921, was filed which makes similar allegations to the Yeung case described in “Legal Proceedings” above and seeks unspecified damages. On August 24, 2015, the two cases were consolidated and a lead plaintiff appointed in In re Akorn, Inc. Securities Litigation. No motions or answer have been filed in the case.

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

In addition, Akorn has received shareholder demands for legal action to be taken against certain of the Company’s directors and officers based on alleged breaches of fiduciary duties and other misconduct in connection with the Company’s restatement of financial results and other matters. Akorn's Board of Directors formed a special committee to conduct an inquiry into the demand allegations and to provide its conclusions and recommendations to the Board.

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

The legal matters discussed above, and in Note 12,  could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial.  We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. As of the date of this filing, although the Company has determined that liabilities associated with these legal matters are reasonably possible, they cannot be reasonably estimated. Given the nature of the litigation and investigations discussed above and the complexities involved, the Company is unable to reasonably estimate a possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or investigation. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

The Company completed several existing and incremental loan modifications which resulted in additional deferred financing fee capitalization and amortization in subsequent periods.

On February 16, 2016 the Company voluntarily prepaid a portion of the existing and incremental term loan principal which eliminated any further interim principal repayment obligation after that date.

See also related Risk Factors in our Form 10-K that was filed with the SEC on May 10, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal years ended December 31, 2014 and 2015, which includes, but is not limited to, the following items:

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

•                                The Company may be subject to litigation of a material nature, including but not limited to, the matters discussed in Part I, Item 1, Note 12 - “Commitments and Contingencies” under the heading “Legal Proceedings”;

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the quarter ended March 31, 2015, operating activities generated $45.3 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $37.5 million, a $2.9 million decrease in prepaid expenses and other current assets, a $7.9 million increase in accounts payable, an increase of $19.9 million in accrued expenses, and a $0.4 million decrease in accounts receivable partially offset by a $14.6 million increase in inventory and a net outflow of non-cash expenses of $8.8 million.  We used $29.4 million in investing activities during the quarter ended March 31, 2015, consisting of $24.6 million, net of cash acquired used to acquire Excelvision and $7.1 million used to acquire fixed assets, partially offset by $2.4 million from the sales of investments in available for sale securities.  Financing activities provided us with $36.8 million, consisting of $40.9 million generated from employee stock plan activity and proceeds under various options exercises, partially offset by $2.6 million of debt repayment related to the Hi-Tech and VersaPharm acquisitions and $1.5 million from the payment of existing contingent liabilities during the period.

During the three months ended March 31, 2014, we generated $23.4 million in cash flow from operating activities.  This operating cash flow was primarily the result of our consolidated net income of $9.5 million, non-cash expenses of $7.7 million, a $6.1 million increase in trade accounts payable, a $5.5 million increase in other accrued expenses and a $1.0 million decline in prepaid expenses partially offset by a $6.0 million increase in inventory and a $0.5 million increase in accounts receivable.  We used $12.7 million in cash for investing activities during the three months ended March 31, 2014, which consisted of $7.5 million invested in the Betimol Acquisition and $5.2 million used to acquire property, plant and equipment.  Financing activities generated $0.6 million in cash flow during the three months ended March 31, 2014, primarily consisting of $1.1 million generated from purchase of stock through our employee stock purchase plan and stock option plan, partially offset by $0.4 million in debt financing costs.

As of March 31, 2015, we had no outstanding loans under our $150.0 million JPM Revolving Facility, and one (1) outstanding letter of credit for $1.2 million.  Our borrowing availability under the JPM Revolving Facility as of March 31, 2015 was $148.8 million.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, both in the U.S. and in foreign locations.  Our cash obligations include the principal and interest payments due on our Existing Term Loan and Incremental JPM Term Loans (as defined below and described throughout this report) and our $85.2 million in convertible senior notes due 2016 (the “Notes”), plus any amount we may borrow under the JPMorgan Facility.  We believe that our cash reserves, operating cash flows, and availability under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future.

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

Incremental Term Loan

On August 12, 2014, we completed the VersaPharm Acquisition for a purchase price of approximately $440.0 million in cash, net of working capital adjustments.  The acquisition was financed primarily through a $445.0 million incremental term loan (the “Incremental Term Loan”).  The Incremental Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 — Financing Arrangements for additional information about the Incremental Term Loan.

Existing Term Loan

On April 17, 2014, we completed the Hi-Tech Acquisition for a purchase price of approximately $650.0 million in cash.  The acquisition was financed primarily through a $600.0 million term loan (the “Existing Term Loan”).  The Existing Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 — Financing Arrangements for additional information about the Existing Term Loan.

Convertible Notes

On June 1, 2011, we issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (as defined above, the “Notes”).  Please refer to Note 8 — Financing Arrangements for additional information about the Notes.

Credit Facility:

JPMorgan Credit Agreement

On April 17, 2014, concurrent with entering into the Existing Term Loan, we entered into a new $150.0 million revolving credit facility with JPMorgan.  Please refer to Note 8 — Financing Arrangements for additional information about the Bank of America Credit Agreement and the JPMorgan Credit Agreement.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note 3 — Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on May 10, 2016. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on May 10, 2016.

The Company consolidates the financial statements of its foreign subsidiary in accordance with ASC 830, Foreign Currency Matters, under which the statement of operations amounts are translated from Indian rupees (“INR”) to USD and Swiss Francs (“CHF”) to USD at the average exchange rate during the applicable period, while balance sheet amounts are generally translated at the exchange rate in effect as of the applicable balance sheet date.  Cash flows are translated at the average exchange rate in place during the applicable period.  Differences arising from foreign currency translation are included in other comprehensive income (loss) and are carried as a separate component of equity on our condensed consolidated balance sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2015, our principal debt obligations included the $600.0 million Existing Term Loan and a $445.0 million Incremental Term Loan. Interest on borrowings under these facilities are variable as calculated at our election, on an ABR rate or an adjusted LIBOR rate, plus a margin of 2.50% for ABR loans, and 3.50% for LIBOR loans. Each such margin will decrease by 0.25% in the event the Company’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below. As the interest rates on these facilities are variable they may expose the Company to interest rate risk on such borrowings. A 1/8% variance in interest rates would impact income before income taxes by approximately $1.3 million throughout the year.

As of March 31, 2015, we were party to the $150.0 million JPM Credit Agreement with JPMorgan providing for a revolving credit facility. Interest on borrowings under the JPM Credit Agreement were to be calculated at a premium above either the current prime rate or current LIBOR rates plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (EBITDA to fixed charges), exposing us to interest rate risk on such borrowings. As of March 31, 2015, we had no outstanding loans under the JPM Credit Agreement. At March 31, 2015, we had one (1) outstanding letter of credit under the JPM Credit Agreement for $1.2 million.

As of March 31, 2015, debt also included $85.2 million of the Notes due 2016. The Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity. Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes. Based on the closing price of our common stock as of March 31, 2015, the fair market value of the Notes was approximately $461.9 million compared to their face value of $85.2 million as of March 31, 2015.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

We acquired the principal manufacturing facility and ongoing business of Kilitch, an Indian pharmaceutical company on February 28, 2012.  Accordingly, we are subject to foreign exchange risk based on changes in the exchange rate between U.S. dollars and Indian rupees.  Additionally, the business we acquired from Kilitch is itself subject to foreign exchange risk related to certain of its export sales to unregulated markets in Africa, Asia and elsewhere, which are typically denominated in U.S. dollars rather than the local currency, Indian rupees. The Company entered into three non-deliverable forward contracts in October 2013 to protect against unfavorable trends with regard to currency translation rates between USD and INR for planned capital expenditures at AIPL, which all three matured and were redeemed during the prior year.

We acquired the principal manufacturing facility and ongoing business of ExcelVision, a Swiss pharmaceutical subsidiary of Fareva on January 2, 2015.  Accordingly, we are subject to foreign exchange risk based on changes in the exchange rate between U.S. dollars and Swiss Francs.  Additionally, the business we acquired is itself subject to foreign exchange risk related to certain of its sales to markets, which may be denominated in U.S. dollars rather than the local currency, Swiss Francs.

Our financial instruments include cash and cash equivalents, accounts receivable, available for sale securities, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Available for sale securities are stated at fair value adjusted for certain lock-up provisions which prevent us from selling until a set period of time has elapsed. As of March 31, 2015, we hold available for sale securities in shares of Nicox whose shares are publically traded on the Euronext Paris exchange, with a cost basis of $10.8 million which was initially valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate sale of underlying shares received. The fair value of these securities at March 31, 2015 was $6.0 million and the decline in value is due to declines in the share price of Nicox shares and $3.1 million in cost basis of sales of shares not subject to the lockup provision. We monitor these investments for other than temporary declines in market value, and charge impairment losses to income when an other than temporary decline in value occurs.

At March 31, 2015, the bulk of our cash and cash equivalents balance was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

Item 4. Controls and Procedures.

In 2015, the Company determined that the previously issued financial statements for the quarterly periods ending June 30, 2014, September 30, 2014 and December 31, 2014 along with the annual period ending December 31, 2014 should not be relied upon because of errors in the financial statements in those associated periods. In addition, in 2016, the Company determined that the previously issued financial statements for the quarterly period ending March 31, 2014 should not be relied upon because of errors in the financial statements.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three months ended March 31, 2015.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting as described in our Form 10-K as filed with the SEC on May 10, 2016, our disclosure controls and procedures were not effective as of March 31, 2015.

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

In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting, which still exist as of March 31, 2015, due to ongoing remediation and testing procedures. In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources to improve our control environment and to remedy the identified material weaknesses.

As described in Item 9A of our Form 10-K filed with the SEC on May 10, 2016, we are in the process of completing the design and implementation of the appropriate controls to fully remediate the material weaknesses. In addition, the Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until all remedial actions as described fully in our Form 10-K, as filed on May 10, 2016, including the efforts to implement and test the necessary control activities we identified, are fully completed, the material weaknesses identified will continue to exist.

Changes in Internal Control Over Financial Reporting

As disclosed under Item 9A of our 2015 Form 10-K that was filed with the SEC on May 10, 2016, we identified certain material weaknesses and continued ongoing remediation activities of those material weaknesses. During the quarter ended March 31, 2015, there were no material changes in the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Note 12, Commitments and Contingencies, included in Part I of this report, is incorporated in this Part II, Item 1 by reference.

Item 1A. Risk Factors.

As of March 31, 2015 there were no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2015. For additional information subsequent to March 31, 2015, please see the Risk Factors identified in our most recent Form 10-K that was filed with the SEC on May 10, 2016.

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

Date: June 1, 2016

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

101 *

The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three month period ended March 31, 2015, filed on June 1, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.