Form 10-Q
period 2015-09-30
AKORN INC
filed 2016-06-02
CIK 3116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

At May 11, 2016, there were 119,427,471 shares of common stock, no par value, outstanding.

EXPLANATORY NOTE

Overview

On May 10, 2016 Akorn, Inc. filed a comprehensive Form 10-K with the Securities and Exchange Commission which included quarterly financial information for the quarter and year to date periods ended September 30, 2014 and 2015. Although not required Akorn, Inc., is filing this Quarterly Report on Form 10-Q for the quarter and year to date period ended September 30, 2015 solely for purposes of bringing Akorn’s Registration Statement on Form S-8 current.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AKORN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2015 (Unaudited)	December 31, 2014 (As restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$314,465	$70,679
Trade accounts receivable, net	138,920	187,545
Inventories, net	175,851	135,197
Deferred taxes, current	41,871	38,411
Available for sale security, current	5,637	7,268
Prepaid expenses and other current assets	22,102	37,061
TOTAL CURRENT ASSETS	698,846	476,161
PROPERTY, PLANT AND EQUIPMENT, NET	177,433	144,196
OTHER LONG-TERM ASSETS
Goodwill	284,708	285,283
Product licensing rights, net	699,443	704,791
Other intangibles, net	212,360	255,612
Deferred financing costs, net	24,263	23,704
Deferred taxes, non-current	3,337	2,084
Long-term investments	129	211
Other non-current assets	748	1,863
TOTAL OTHER LONG-TERM ASSETS	1,224,988	1,273,548
TOTAL ASSETS	$2,101,267	$1,893,905
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$57,765	$47,317
Purchase consideration payable, current	4,936	10,970
Income taxes payable	15,489	—
Accrued royalties	14,452	13,204
Accrued compensation	15,958	13,467
Current maturities of long-term debt	53,450	10,450
Accrued administrative fees	46,929	40,870
Accrued expenses and other liabilities	28,767	14,576
TOTAL CURRENT LIABILITIES	237,746	150,854
LONG-TERM LIABILITIES
Long-term debt	1,024,100	1,114,481
Deferred tax liability, non-current	248,279	269,428
Lease incentive obligations and other long-term liabilities	6,640	2,836
TOTAL LONG-TERM LIABILITIES	1,279,019	1,386,745
TOTAL LIABILITIES	1,516,765	1,537,599
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 119,313,203 and 111,734,901 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	453,940	342,252
Retained earnings	147,263	29,250
Accumulated other comprehensive loss	(16,701)	(15,195)
TOTAL SHAREHOLDERS’ EQUITY	584,502	356,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,101,267	$1,893,905

See notes to condensed consolidated financial statements

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (as Restated)	2015	2014 (as Restated)
Revenues	$256,801	$127,698	$705,099	$352,192
Cost of sales (exclusive of amortization of intangibles included below)	93,789	82,198	283,517	196,165
GROSS PROFIT	163,012	45,500	421,582	156,027

Selling, general and administrative expenses	45,031	26,799	110,225	64,553
Acquisition-related costs	230	8,159	1,712	29,553
Research and development expenses	10,439	8,758	30,303	22,765
Amortization of intangibles	16,545	13,814	49,206	27,010
TOTAL OPERATING EXPENSES	72,245	57,530	191,446	143,881
OPERATING INCOME (LOSS)	90,767	(12,030)	230,136	12,146

Amortization of deferred financing costs	(1,086)	(2,272)	(3,108)	(8,869)
Interest expense, net	(12,652)	(11,804)	(39,367)	(21,880)
Gain from product divestiture	—	847	—	9,337
Bargain purchase gain	—	—	849	—
Other non-operating income (expense), net	(3,014)	1,012	(5,809)	1,363
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74,015	(24,247)	182,701	(7,903)
Income tax provision (benefit)	26,048	(11,914)	64,688	(4,312)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$47,967	$(12,333)	$118,013	$(3,591)
(Loss) from discontinued operations, net of tax	$—	$—	$—	$(504)
NET INCOME (LOSS)	$47,967	$(12,333)	$118,013	$(4,095)
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$0.40	$(0.12)	$1.02	$(0.04)
(Loss) from discontinued operations, basic	$—	$—	$—	$—
NET INCOME (LOSS), BASIC	$0.40	$(0.12)	$1.02	$(0.04)

Income (loss) from continuing operations, diluted	$0.39	$(0.12)	$0.96	$(0.04)
(Loss) from discontinued operations, diluted	$—	$—	$—	$—
NET INCOME (LOSS), DILUTED	$0.39	$(0.12)	$0.96	$(0.04)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	119,260	105,438	116,162	101,784
DILUTED	125,891	105,438	125,738	101,784

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$47,967	$(12,333)	$118,013	$(4,095)
Unrealized holding gain on available-for-sale securities, net of tax of $163 and ($631) for the three month periods ended September 30, 2015 and 2014, respectively and ($51) and ($631) for the nine month periods ended September 30, 2015 and 2014, respectively.	(277)	1,070	(87)	1,070
Foreign currency translation (loss) income, net of tax of $1,714 and $755 for the three month periods ended September 30, 2015 and 2014, respectively and $731 and ($44) for the nine month periods ended September 30, 2015 and 2014, respectively.	(3,332)	(1,466)	(1,419)	86
COMPREHENSIVE INCOME (LOSS)	$44,358	$(12,729)	$116,507	$(2,939)

See notes to condensed consolidated financial statements

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In Thousands)

(Unaudited)

				Other
			Retained	Comprehensive
	Shares	Amount	Earnings	(Loss)	Total
BALANCES AT DECEMBER 31, 2014 (as Restated)	111,735	$342,252	$29,250	$(15,195)	$356,307
Consolidated net income	—	—	118,013	—	118,013
Exercise of stock options	2,514	10,372	—	—	10,372
Employee stock purchase plan issuances	66	1,413	—	—	1,413
Compensation and share issuances related to restricted stock awards	16	2,504	—	—	2,504
Stock-based compensation expense	—	6,898	—	—	6,898
Foreign currency translation adjustment	—	—	—	(1,419)	(1,419)
Excess tax benefit — stock compensation	—	47,997	—	—	47,997
Unrealized holding loss on available-for-sale securities	—	—	—	(87)	(87)
Convertible note conversions	4,982	42,504	—	—	42,504
BALANCES AT SEPTEMBER 30, 2015	119,313	$453,940	$147,263	$(16,701)	$584,502

See notes to condensed consolidated financial statements

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014 (as Restated)
OPERATING ACTIVITIES:
Consolidated net income (loss)	$118,013	$(4,095)
Loss from discontinued operations, net of tax	—	504
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	63,835	37,270
Impairment of intangible assets	2,627	—
Amortization of deferred financing fees	3,576	8,870
Amortization of favorable (unfavorable) contracts	53	53
Amortization of inventory step-up	4,682	9,844
Non-cash stock compensation expense	9,270	5,065
Non-cash interest expense	2,342	3,955
Non-cash gain on bargain purchase	(849)	—
Gain from product divestiture	—	(9,329)
Deferred income taxes, net	(27,579)	(40,270)
Excess tax benefit from stock compensation	(47,997)	(32,047)
Loss on extinguishment of debt	1,211	—
Gain on sale of available for sale security	238	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	52,056	(9,821)
Inventories, net	(41,177)	(14,037)
Prepaid expenses and other current assets	15,442	41,078
Trade accounts payable	9,357	1,888
Accrued expenses and other liabilities	86,999	14,429
NET CASH PROVIDED BY OPERATING ACTIVITIES	252,099	13,357
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(26,908)	(929,772)
Proceeds from disposal of assets	2,459	58,750
Payments for other intangible assets	(3,135)	(8,498)
Purchases of property, plant and equipment	(21,628)	(17,778)
NET CASH USED IN INVESTING ACTIVITIES	(49,212)	(897,298)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	—	1,045,044
Proceeds under stock option and stock purchase plans	11,917	6,867
Payments of contingent acquisition liabilities	(6,492)	—
Debt financing costs	(4,457)	(28,365)
Proceeds from warrant exercises	—	8,171
Excess tax benefits from stock compensation	47,997	32,047
Debt payments	(7,838)	(82,436)
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,127	981,328
Effect of changes in exchange rates on cash and cash equivalents	(228)	(99)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	243,786	97,288
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	70,679	34,178
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$314,465	$131,466
SUPPLEMENTAL DISCLOSURE
Amount paid for interest	$38,614	$8,944
Amount paid (refunded) for income taxes, net of refunds received	$(4,064)	$6,226

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

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year. For further information, refer to the condensed consolidated financial statements and footnotes for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed on May 10, 2016.

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

Discontinued Operations:  During the year to date period ended September 30, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition the Company divested the ECR subsidiary. As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC 205 - Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

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

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and nine month periods ended September 30, 2015, approximately 5,000 and 2.5 million stock options were exercised resulting in cash payments due to the Company of approximately $0.1 million and $10.2 million, respectively.   These stock option exercises generated tax-deductible expenses totaling approximately $0.1 million and $97.4 million, respectively.  During the three and nine month periods ended September 30, 2014, 3.2 million and 3.5 million stock options were exercised resulting in cash payments to the Company of approximately $4.8 million and $6.0 million, respectively.  These option exercises generated tax-deductible expenses of approximately $108.8 million and $113.8 million, respectively.

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

Product Licensing Rights, IPR&D, and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of September 30, 2015 and December 31, 2014, and the weighted average remaining amortization period as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Impairment	Reclassifications (1)	Net Balance	Wgtd Avg Remaining Amortization Period
SEPTEMBER 30, 2015
Product licensing rights	$781,569	$(120,126)	$—	$38,000	$699,443	13.4
IPR&D	227,559	—	(2,627)	(38,000)	186,932	N/A - Indefinite lived
Trademarks	16,000	(2,667)	—	—	13,333	22.1
Customer relationships	6,342	(3,590)	—	—	2,752	12.0
Other Intangibles	11,234	(2,170)	—	—	9,064	8.2
Non-compete agreement	2,431	(2,153)	—	—	279	0.3
	$1,045,136	$(130,706)	$(2,627)	$—	$911,803

DECEMBER 31, 2014 (as Restated)
Product licensing rights	$778,734	$(73,943)	$—	$—	$704,791	12.1
IPR&D	227,259	—	—	—	227,259	N/A - Indefinite lived
Trademarks	16,000	(1,721)	—	—	14,279	18.6
Customer relationships	6,502	(3,467)	—	—	3,035	11.0
Other Intangibles	11,235	(879)	—	—	10,356	7.5
Non-compete agreement	2,333	(1,650)	—	—	683	1.4
	$1,042,063	$(81,660)	$—	$—	$960,403

(1)         This amount reclassifies the acquisition date value of one previously IPR&D asset due to launch in the year ended December 31, 2014

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

The Incremental Term Loan Facility requires quarterly principal repayment equal to 0.25% of the initial loan amount of $445.0 million beginning with the first full quarter following the closing date of the Incremental Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Incremental Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Incremental Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. To the extent the Incremental Term Loan Facility is refinanced within the first six months of closing, a 1.00% prepayment fee will be due. As of September 30, 2015 outstanding debt under the Incremental Term Loan Facility was $440.6 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

For the three month periods ended September 30, 2015 and 2014, the Company recorded interest expense of $5.0 million and $2.7 million, respectively, in relation to the Incremental Term Loan, while for the nine month periods ended September 30, 2015 and 2014, the Company recorded interest expense of $15.1 million and $2.7 million, respectively, in relation to the Incremental Term Loan.

As of and for the three month periods ended September 30, 2015 and 2014, and in connection with the $445.0 million Incremental Term Loan Agreement entered into in 2014, the Company amortized $0.4 million and $1.4 million, respectively, of deferred financing fees and ticking fees.   As of and for the nine month periods ended September 30, 2015 and 2014, and in connection with the $445.0 million Incremental Term Loan Agreement entered into in 2014, the Company amortized $1.3 million and $1.9 million, respectively, of deferred financing fees and ticking fees.   The remaining balance of unamortized deferred financing fees as of September 30, 2015 is $8.8 million. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

Subsequent to September 30, 2015 the Company completed a loan modification as further discussed in the Form 10-K filed on May 10, 2016.

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

The Existing Term Loan Agreement requires quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Existing Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Existing Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. As of September 30, 2015 outstanding debt under the term loan facility was $594.0 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

For the three month periods ended September 30, 2015 and 2014, the Company recorded interest expense of $6.8 million and $7.0 million, respectively, in relation to the Existing Term Loan, while for the nine month periods ended September 30, 2015 and 2014, the Company recorded interest expense of $20.3 million and $12.5 million, respectively, in relation to the Existing Term Loan.

As of and for the three month periods ended September 30, 2015 and 2014, and in connection with the $600.0 million Existing Term Loan Agreement entered into in 2014, the Company amortized $0.5 million and $0.9 million, respectively, of deferred financing fees and ticking fees.   As of and for the nine month periods ended September 30, 2015 and 2014, and in connection with the $600.0 million Existing Term Loan Agreement entered into in 2014, the Company amortized $1.3 million and $6.1 million, respectively, of deferred financing fees and ticking fees.   The remaining balance of unamortized deferred financing fees as of September 30, 2015 is $14.5 million. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

Subsequent to September 30, 2015 the Company completed a loan modification as further discussed in the Form 10-K filed on May 10, 2016.

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

As of September 30, 2015 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company intends to use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries, and to otherwise replace letters of credit that were outstanding upon the termination of the Company’s prior revolving credit facility with Bank of America, N.A.  At September 30, 2015, there were no outstanding borrowings and one outstanding letter of credit in the amount of approximately $1.5 million under the JPM Revolving Facility. Availability under the facility as of September 30, 2015 was approximately $148.5 million.

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

The Notes became convertible for the quarter ending on June 30, 2012 as a result of the Company’s stock trading at or above the required price of $11.39 per share for 20 of the last 30 trading days in the quarter ended March 31, 2012.  The Notes have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter. During the year ended December 31, 2014, approximately $32.5 million of this convertible debt was converted at the holder’s request which resulted in an additional $1.0 million of expense recognized due to the conversions. During the nine months ended September 30, 2015, approximately $43.3 million of the remaining convertible debt was converted at the holder’s request which resulted in an additional $1.2 million of expense recognized due to the conversions.

The Notes are not listed on any securities exchange or on any automated dealer quotation system, but are traded on a secondary market made by the initial purchasers.  The initial purchasers of the Notes advised the Company of their intent to make a market in the Notes following the offering, though they are not obligated to do so and may discontinue any market making at any time.

As of September 30, 2015, the face value of the notes was $44.2 million, but due to recent inactivity in the trading of the convertible notes as a result of recent conversions, bid and ask spreads, which would be used to calculate the trading value of the outstanding notes were not available accordingly, we have not calculated the trading value of the convertible notes as of and for the year to date period ended September 30, 2015.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  As of September 30, 2015, the Company’s common stock closed at $28.51 per share, resulting in a pro forma conversion value for the Notes of approximately $143.9 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.  The application of ASC 470-20 resulted in the recognition of $21.3 million as the value for the equity component.  This amount was offset by $0.8 million of equity issuance costs, as described below, and both were affected by the aggregate conversion of $75.8 million of notes as documented above.  At the dates indicated, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	September 30, 2015	December 31, 2014
Carrying amount of equity component	$7,543	$14,930
Carrying amount of the liability component	43,000	82,543
Unamortized discount of the liability component	1,216	4,982
Unamortized debt financing costs	220	901

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

For the three and nine month periods ended September 30, 2015 and 2014, the Company recorded the following expenses in relation to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense at 3.50% coupon rate	$391	$1,050	$1,795	$3,150
Debt discount amortization	445	1,115	1,975	3,285
Deferred financing cost amortization	80	202	357	594
Loss on conversion	23	—	1,221	—
	$939	$2,367	$5,348	$7,029

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

Aggregate cumulative maturities of long-term obligations (including the incremental and existing term loans, convertible debt and the JPM revolver) commencing after the year to date period ended September 30, 2015 are:

(In thousands)	2015	2016	2017	2018	Thereafter
Maturities (1)	$2,613	$54,666	$10,450	$10,450	$1,000,588

(1)         On February 16, 2016 the Company voluntarily prepaid $200.0 million of existing and incremental term loan principal which eliminated any further interim principal repayment obligations. The Company has not altered the schedule above for the subsequent event as of and for the year to date period ended September 30, 2015.

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

During the three month periods ended September 30, 2015 and 2014, the Company recorded approximately $0.0 million and $0.3 million, respectively, in acquisition-related expenses in connection with the Akorn AG acquisition, while in the nine month periods ended September 30, 2015 and 2014, the Company recorded approximately $0.2 million and $0.3 million, respectively. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed and consolidated statement of comprehensive income.

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

Through its acquisition of Akorn AG the Company recognized a bargain purchase gain of $0.9 million which was largely derived from the difference between the fair value and the book value of the property and equipment acquired through the acquisition. Bargain purchase gain has been recognized within net income for the nine month period ended September 30, 2015.

During the three and nine month period ended September 30, 2015, the Company recorded net revenue of approximately $6.4 million and $21.7 million, respectively, related to sales from the Akorn AG location subsequent to acquisition.

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

IPR&D assets represent ongoing in-process research and development projects obtained through the acquisition. Weighted average remaining amortization period of intangible assets acquired through the Lloyd acquisition as of the closing date was 10.7 years. The rights to Lloyd Products are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014.

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

Weighted average remaining amortization period of the intangible asset acquired as of the closing date was 10 years. The rights to Xopenex® are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014.

During the three month periods ended September 30, 2015 and 2014, the Company recorded approximately $0.0 million and $0.2 million, respectively, in acquisition-related expenses in connection with the Xopenex acquisition, while in the nine month periods ended September 30, 2015 and 2014, the Company recorded approximately $0.1 million and $0.2 million, respectively. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed and consolidated statement of comprehensive income.

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

The acquisition was approved by the Federal Trade Commission (“FTC”) on August 4, 2014 following review pursuant to provisions of Hart-Scott Rodino Act (“HSR”). In connection with the VersaPharm acquisition, the Company entered into an agreement (the “Rifampin Divestment Agreement”) with Watson, a wholly owned subsidiary of Allergan, Inc. (formerly Actavis plc), to divest certain rights and assets to the Company’s Rifampin injectable pending ANDA. Under the terms of the disposition the Company received $1.0 million for the pending product rights and recorded a gain of $0.8 million in Other non-operating income, net in the three and nine months ended September 30, 2014 related to the divestment.

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

During the three month periods ended September 30, 2015 and 2014, the Company recorded approximately $0.0 million and $6.5 million, respectively, in acquisition-related expenses in connection with the VersaPharm acquisition, while in the nine month periods ended September 30, 2015 and 2014, the Company recorded approximately $0.4 million and $7.5 million, respectively, in acquisition-related expenses in connection with the VersaPharm Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s consolidated statement of comprehensive income in the applicable periods.

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

During the three month periods ended September 30, 2015 and 2014, the Company recorded net revenue of approximately $20.3 million and $7.3 million, respectively, while in the nine month periods ended September 30, 2015 and 2014, the Company recorded net revenue of approximately $43.9 million and $7.3 million, respectively, related to sales of the VersaPharm currently marketed products subsequent to acquisition.

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

Hi-Tech was a specialty pharmaceutical company which developed, manufactured and marketed generic and branded prescription and OTC drug products. Hi-Tech specialized in liquid and semi-solid dosage forms and produced and marketed a range of oral solutions and suspensions, topical ointments and creams, nasal sprays, otics, sterile ophthalmics and sterile ointment and gel products. Hi-Tech’s Health Care Products division was a developer and marketer of OTC products, and their ECR subsidiary marketed branded prescription products. ECR was divested during the nine month period ended September 30, 2014.

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

During the three month periods ended September 30, 2015 and 2014 the Company recorded approximately $0.0 million and $0.7 million, respectively, in acquisition-related expenses in connection with the Hi-Tech acquisition, while in the nine month periods ended September 30, 2015 and 2014, the Company recorded approximately $0.8 million and $20.7 million, respectively, in acquisition-related expenses in connection with the Hi-Tech Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s consolidated statement of comprehensive income in the applicable periods.

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

During the three month periods ended September 30, 2015 and 2014 the Company recorded net revenue of approximately $78.3 million and $19.9 million, respectively, while during the nine month periods ended September 30, 2015 and 2014, the Company recorded net revenue of approximately $241.8 million and $60.2 million, respectively, related to sales of the Hi-Tech currently marketed products subsequent to acquisition.

Weighted average amortization period of intangible assets acquired other than goodwill and IPR&D through the Hi-Tech acquisitions as of the closing date was 15.6 years in aggregate, 15.7 years for product licensing rights, 1.0 year for customer relationships and 9 years for trademarks.

Watson Product Disposition

In connection with the Hi-Tech acquisition, Akorn entered into an agreement (the “Disposition Agreement”) with Watson to dispose of certain rights and assets related to three Hi-Tech products marketed under Abbreviated New Drug Applications (“ANDAs”) — Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly — and one Akorn product marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream, collectively “the products.” The Disposition Agreement further included one product under development. Net revenues for the Akorn products: Lidocaine/Prilocaine Topical Cream were approximately $1.5 million and $6.8 million in the years ended December 31, 2014 and 2013, respectively. This disposition was required pursuant to a proposed consent order accepted by vote of the FTC on April 11, 2014. The closing of the disposition agreement, which was contingent upon the consummation of the Company’s acquisition of 50% or more of the voting securities of Hi-Tech, took place on April 17, 2014. Under the terms of the disposition the Company received $16.8 million for the intangible product rights, associated goodwill, and saleable inventory of the products denoted above. The Company recorded a gain of $8.5 million in Other (expense) income, net in the nine month period ended September 30, 2014, resulting from the difference of the consideration received and assets disposed.

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

ECR Divestiture

On June 20, 2014, the Company divested its subsidiary, ECR, excluding three branded products (specifically Cormax®, VoSol® HC, and Zolvit® Oral Solution otherwise known as “Lortab Elixir”) to Valeant Pharmaceuticals International, Inc. (“Valeant”) for $41.0 million in cash and assumption of certain liabilities. Through the divestiture, the Company recognized a nominal gain on the sale of the intangible product rights, associated goodwill, saleable inventory and other assets of ECR. ECR, which promotes certain branded pharmaceuticals through its sales force, was acquired through the acquisition of Hi-Tech. As the Company has divested a component of the combined entity and does not expect material continuing cash flows, ECR results which included a net loss from discontinued operations of $0.5 million, net of tax for the period from acquisition to disposition (which both occurred during the nine month period ended September 30, 2014) have been included within discontinued operations in the consolidated statements of comprehensive income.

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

The rights to the U.S. NDA for Zioptan® are included within product licensing rights, net on the Company’s consolidated balance sheet as of September 30, 2015 and December 31, 2014.

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
$11.5

The U.S. NDA rights to Betimol® are included within product licensing rights, net on the Company’s consolidated balance sheet as of September 30, 2015 and December 31, 2014 and has an amortization period of 15 years. The favorable supply agreement is included within other long-term assets on the Company’s consolidated balance sheet as of September 30, 2015 and

December 31, 2014.

The Company originally estimated that it would owe additional consideration to Santen of approximately $4.5 million. Since this was a performance-based earn-out payment, this additional consideration was originally discounted to approximately $4.0 million. As noted above and during the nine month period ended September 30, 2015, the Company remitted payment of $4.7 million to settle the outstanding Santen liability in full, recognizing an additional $0.2 million of contingent earn-out expense.

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

Other Individually Insignificant Product Acquisitions

During the three months ended September 30, 2015 and 2014, the Company paid $2.3 million and $2.2 million, respectively, while during the nine months ended September 30, 2015 and 2014, the Company paid $3.1 million and $2.5 million, respectively, for the acquisition of drug product licensing rights (NDA, ANDA and ANADA rights) which were not individually significant. No assets were acquired other than the drug rights, and no liabilities were assumed.

Pro Forma Operations

The unaudited pro forma results presented below reflect the consolidated results of operations inclusive of the Akorn AG acquisition which occurred during the three and nine month periods ended September 30, 2015, as if the transaction had taken place on January 1, 2015, and the Xopenex acquisition, VersaPharm acquisition and Akorn Rifampin product divestiture (“VersaPharm transactions”), and the Hi-Tech acquisition, Watson product disposition and ECR divestiture (“Hi-Tech transactions”) which occurred during the year ended December 31, 2014, as if the transactions had taken place on January 1, 2014. The pro forma results include amortization associated with the acquired tangible and intangible assets, interest on debt incurred for the transactions, amortization of inventory step-up, acquisition related expenses and income tax expense affected for the pro forma results. The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisitions. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$256,801	$134,846	$705,099	$424,326
Net income (loss) from continuing operations	47,967	(24,302)	117,664	17,173
Net income (loss) from continuing operations per share	$0.38	$(0.23)	$0.94	$0.17

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

Through the three and nine month periods ended September 30, 2015 and the year ended December 31, 2014 the Company sold 0.1 million, 1.1 million, and 0.2 million, respectively of unrestricted shares of Nicox for approximately $0.1 million, $2.5 million, and $0.6 million realizing a loss of $0.0 million, $0.2 million, and an immaterial gain on the sale of shares, respectively.

In accordance with ASC 820, the Company records unrealized holding gains and losses on the remaining available for sale securities in the “Accumulated other comprehensive income” caption in the consolidated Balance Sheet. For the nine month period ended September 30, 2015 the Company recognized an unrealized holding loss of $1.9 million as calculated based on the discounted value of the investment given the contractual lockup provisions. The Company has determined that of the remaining $5.6 million of unrealized fair value associated with the investment, all $5.6 million is available to be converted to cash within one year from the balance sheet date and has been classified as a current asset.

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

Based on the agreements the Company has in place with strategic business partners as of September 30, 2015, the table below sets forth the approximate timing and dollar amount of payments that would be due under those agreements, assuming the underlying milestones are achieved in the years indicated (in thousands):

Year of Payment	Amount
2015	$2,615
2016	14,398
2017	3,346
2018	1,750
Total	$22,109

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

A shareholder derivative lawsuit has been filed alleging breaches of fiduciary duty in connection with the Company’s accounting for its acquisition and pending restatement of its financials. The case is Safriet v. Rai, et al., No. 15-cv-7275 filed August 19, 2015, and seeks unspecified monetary damages, restitution from the individual defendants and specified changes to the Company’s corporate governance and internal procedures. The case was filed in the Northern District of Illinois and has been stayed pending anticipated rulings on any motions to dismiss the defendants may file in In re Akorn, Inc. Securities Litigation.

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

NOTE 15 — RELATED PARTY TRANSACTIONS

During the three month periods ended September 30, 2015 and 2014, the Company obtained legal services totaling $0.4 million and $0.6 million, while during the nine month periods ended September 30, 2015 and 2014, the Company obtained legal services totaling $1.1 million and $1.6 million, respectively, of which $0.1 million and $0.5 million was payable as of September 30, 2015 and 2014, respectively from Polsinelli PC (formerly Polsinelli Shughart PC), a law firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is an attorney and shareholder.

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

NOTE 17 – SUBSEQUENT EVENTS

A shareholder derivative lawsuit was filed alleging breaches of fiduciary duty in connection with the Company’s accounting for its acquisition and pending restatement of its financials. The case is Glaubach v. Rai, et al., No. 15- 11129 filed December 10, 2015, and seeks unspecified monetary damages, restitution from the individual defendants and specified changes to the Company’s corporate governance and internal procedures. The case was filed in the Northern District of Illinois and has been stayed pending anticipated rulings on any motions to dismiss the defendants may file in In re Akorn, Inc. Securities Litigation.

On March 8, 2016, an additional case was filed, Kogut v. Akorn, Inc., et al., in Louisiana state court in the Parish of East Baton Rouge, No. 646474. The Kogut action seeks an order requiring the Company to make its pending SEC filings, issue audited financial statements, and hold its annual shareholder meeting.

In addition, Akorn has received shareholder demands for legal action to be taken against certain of the Company's directors and officers based on alleged breaches of fiduciary duties and other misconduct in connection with the Company's restatement of financial results and other matters. Akorn's Board of Directors formed a special committee to conduct an inquiry into the demand allegations and to provide its conclusions and recommendations to the Board.

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

The Company completed an existing and incremental loan modification which resulted in additional deferred financing fee capitalization and amortization in subsequent periods.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three  and nine month periods ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014 (As restated)		2015		2014 (As restated)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$240,995	93.8%	$114,953	90.0%	$657,611	93.3%	$316,280	89.8%
Consumer Health	15,806	6.2%	12,745	10.0%	47,488	6.7%	35,912	10.2%
Total revenues	256,801	100.0%	127,698	100.0%	705,099	100.0%	352,192	100.0%
Gross profit:
Prescription Pharmaceuticals	155,242	64.4%	39,246	34.1%	397,330	60.4%	136,865	43.3%
Consumer Health	7,770	49.2%	6,254	49.1%	24,252	51.1%	19,162	53.4%
Total gross profit	163,012	63.5%	45,500	35.6%	421,582	59.8%	156,027	44.3%
Operating expenses:
SG&A expenses	45,031	17.5%	26,799	21.0%	110,225	15.6%	64,553	18.3%
Acquisition-related costs	230	0.1%	8,159	6.4%	1,712	0.2%	29,553	8.4%
R&D expenses	10,439	4.1%	8,758	6.9%	30,303	4.3%	22,765	6.5%
Amortization of intangible assets	16,545	6.4%	13,814	10.8%	49,206	7.0%	27,010	7.7%
Operating income (loss)	$90,767	35.3%	$(12,030)	(9.4)%	$230,136	32.6%	$12,146	3.4%
Other (expense), net	(16,752)	(6.5)%	(12,217)	(9.6)%	(47,435)	(6.7)%	(20,049)	(5.7)%
Income before income taxes	74,015	28.8%	(24,247)	(19.0)%	182,701	25.9%	(7,903)	(2.3)%
Income tax provision (benefit)	26,048	10.1%	(11,914)	(9.3)%	64,688	9.2%	(4,312)	(1.2)%
Income (loss) from continuing operations	47,967	18.7%	(12,333)	(9.7)%	118,013	16.7%	(3,591)	(1.1)%
(Loss) from discontinued operations, net of tax	—	—%	—	—	—	—%	(504)	(0.1)%
Net income (loss)	$47,967	18.7%	$(12,333)	(9.7)%	$118,013	16.7%	$(4,095)	(1.2)%

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

For the year to date period ended September 30, 2015, we recorded an income tax provision of $64.7 million based on an effective tax provision rate of approximately 35.4%.  In the prior year quarter to date period ended September 30, 2014, our income tax benefit was $4.3 million.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the year to date period ended September 30, 2015, operating activities generated $252.1 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $118.0 million, $11.4 million net inflow of non-cash expenses, a $52.1 million decrease in accounts receivables, a $15.4 million decrease in prepaid expenses and other current assets, a $9.4 million increase in accounts payable and a $87.0 million increase in accrued expenses and other liabilities, partially offset by a $41.2 million increase in inventory.  We used $49.2 million in investing activities during the year to date period ended September 30, 2015, consisting of $26.9 million, net of cash acquired used to acquire Excelvision, $21.6 million used to acquire fixed assets and $3.1 million for the payment of other intangible assets, partially offset by $2.5 million from the sales of investments in available for sale securities.  Financing activities provided us with $41.1 million, consisting of $59.9 million generated from employee stock plan activity and proceeds under various options exercises, partially offset by $7.8 million of debt repayment related to the Hi-Tech and VersaPharm acquisitions, $6.5 million related to the payment of contingent liabilities in the period and $4.5 million from the payment of debt financing costs incurred due to the consent waivers obtained in the period.

During the year to date period ended September 30, 2014, we generated $13.4 million in cash flow from operating activities.  This operating cash flow was primarily the result of our consolidated net loss of $4.1 million, a $14.0 million increase in inventories, a $9.8 million increase in accounts receivable and $16.6 million net outflow of non-cash expenses which were more than offset by a $14.4 million increase in accrued expenses and other liabilities, a $41.1 million decrease in prepaid expenses and other current assets and a $1.9 million increase in trade accounts payable. We used $897.3 million in cash for investing activities during the year to date period ended September 30, 2014, which consisted of $929.8 million in acquisitions which occurred in the period, net of cash acquired, $17.8 million used to acquire property, plant and equipment and $8.5 million for the acquisition of other intangible assets, partially offset by $58.8 million received for the disposition and divestiture of assets in the period.  Financing activities generated $981.3 million in cash flow during the year to date period ended September 30, 2014, primarily consisting of $1,045.0 million generated from loans obtained in the period and $47.1 million generated from employee stock plan activity and proceeds under various options exercises and warrant exercises in the period, partially offset by debt repayment of $82.4 million and $28.4 million in debt financing costs incurred.

As of September 30, 2015, we had no outstanding loans under our $150.0 million JPM Revolving Facility, and one (1) outstanding letter of credit for $1.5 million.  Our borrowing availability under the JPM Revolving Facility as of September 30, 2015 was $148.5 million.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, both in the U.S. and in foreign locations.  Our cash obligations include the principal and interest payments due on our Existing Term Loan and Incremental JPM Term Loans (as defined below and described throughout this report) and our $44.2 million in convertible senior notes due 2016 (the “Notes”), plus any amount we may borrow under the JPMorgan Facility.  We believe that our cash reserves, operating cash flows, and availability under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2015, our principal debt obligations included the $600.0 million Existing Term Loan and a $445.0 million Incremental Term Loan. Interest on borrowings under these facilities are variable as calculated at our election, on an ABR rate or an adjusted LIBOR rate, plus a margin of 2.50% for ABR loans, and 3.50% for LIBOR loans. Each such margin will decrease by 0.25% in the event the Company’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below. As the interest rates on these facilities are variable they may expose the Company to interest rate risk on such borrowings. A 1/8% variance in interest rates would impact income before income tax by approximately $1.3 million throughout the year.

As of September 30, 2015, we were party to the $150.0 million JPM Credit Agreement with JPMorgan providing for a revolving credit facility. Interest on borrowings under the JPM Credit Agreement were to be calculated at a premium above either the current prime rate or current LIBOR rates plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (EBITDA to fixed charges), exposing us to interest rate risk on such borrowings. As of September 30, 2015, we had no outstanding loans under the JPM Credit Agreement. At September 30, 2015, we had one (1) outstanding letter of credit under the JPM Credit Agreement for $1.5 million.

As of September 30, 2015, debt also included $44.2 million of the Notes due 2016. The Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity. Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes. Based on the closing price of our common stock as of September 30, 2015, the fair market value of the Notes was approximately $143.9 million compared to their face value of $44.2 million as of September 30, 2015.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

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

Our financial instruments include cash and cash equivalents, accounts receivable, available for sale securities, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Available for sale securities are stated at fair value adjusted for certain lock-up provisions which prevent us from selling until a set period of time has elapsed. As of September 30, 2015, we hold available for sale securities in shares of Nicox whose shares are publically traded on the Euronext Paris exchange, with a cost basis of $10.8 million which was initially valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate sale of underlying shares received. The fair value of these securities at September 30, 2015 was $5.6 million and the decline in value is due to declines in the share price of Nicox shares and $3.2 million in cost basis of sales of shares not subject to the lockup provision. We monitor these investments for other than temporary declines in market value, and charge impairment losses to income when an other than temporary decline in value occurs.

At September 30, 2015, the bulk of our cash and cash equivalents balance was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the nine months ended September 30, 2015.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting as described in our Form 10-K as filed with the SEC on May 10, 2016, our disclosure controls and procedures were not effective as of September 30, 2015.

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

In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting, which still exist as of September 30, 2015, due to ongoing remediation and testing procedures. In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources to improve our control environment and to remedy the identified material weaknesses.

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

Changes in Internal Control Over Financial Reporting

As disclosed under Item 9A of our 2015 Form 10-K that was filed with the SEC on May 10, 2016, we identified certain material weaknesses and continued ongoing remediation activities of those material weaknesses. During the year to date period September 30, 2015, there were no material changes in the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Note 12, Commitments and Contingencies, included in Part I of this report, is incorporated in this Part II, Item 1 by reference.

Item 1A. Risk Factors.

As of September 30, 2015 there were no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2015. For additional information subsequent to September 30, 2015, please see the Risk Factors identified in our most recent Form 10-K that ws filed with the SEC on May 10, 2016.

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

101 *

The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015, filed on June 1, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.