Form 10-Q
period 2016-06-30
AKORN INC
filed 2016-08-04
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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
At July 29, 2016, there were 126,029,800 shares of common stock, no par value, outstanding.

[1]

[2]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$156,294	$346,266
Trade accounts receivable, net	205,005	150,621
Inventories, net	187,966	185,316
Available-for-sale securities, current	1,480	5,941
Prepaid expenses and other current assets	43,201	19,988
TOTAL CURRENT ASSETS	593,946	708,132
PROPERTY, PLANT AND EQUIPMENT, NET	195,724	179,614
OTHER LONG-TERM ASSETS
Goodwill	284,379	284,710
Product licensing rights, net	625,611	653,628
Other intangibles, net	209,644	211,361
Deferred tax assets	4,758	4,207
Long-term investments	130	129
Other non-current assets	921	764
TOTAL OTHER LONG-TERM ASSETS	1,125,443	1,154,799
TOTAL ASSETS	$1,915,113	$2,042,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$48,323	$46,019
Purchase consideration payable	4,981	4,967
Income taxes payable	1,242	23,670
Accrued royalties	12,676	19,378
Accrued compensation	13,095	15,866
Current maturities of long-term debt (net of current deferred financing costs)	—	52,779
Accrued administrative fees	30,871	37,094
Accrued expenses and other liabilities	27,608	31,603
TOTAL CURRENT LIABILITIES	138,796	231,376
LONG-TERM LIABILITIES:
Long-term debt (net of non-current deferred financing costs)	807,370	994,033
Deferred tax liability	180,393	188,808
Other long-term liabilities	10,244	6,763
TOTAL LONG-TERM LIABILITIES	998,007	1,189,604
TOTAL LIABILITIES	1,136,803	1,420,980
SHAREHOLDERS’ EQUITY
Common stock, no par value – 150,000,000 shares authorized; 125,852,468 and 119,427,471 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	513,716	458,659
Retained earnings	283,927	180,048
Accumulated other comprehensive loss	(19,333)	(17,142)
TOTAL SHAREHOLDERS’ EQUITY	778,310	621,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,915,113	$2,042,545
 See notes to condensed consolidated financial statements.

[3]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net	$280,734	$220,920	$549,081	$448,298
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	108,961	92,513	214,291	189,728
GROSS PROFIT	171,773	128,407	334,790	258,570

Selling, general and administrative expenses	53,971	35,208	103,057	65,194
Acquisition-related costs	136	225	333	1,482
Research and development expenses	8,868	10,588	18,347	19,864
Amortization of intangible assets	16,430	16,284	32,948	32,661
Impairment of intangible assets	—	—	158	—
TOTAL OPERATING EXPENSES	79,405	62,305	154,843	119,201

OPERATING INCOME	92,368	66,102	179,947	139,369
Amortization of deferred financing costs	(1,872)	(1,026)	(8,183)	(2,022)
Interest expense, net	(10,768)	(13,235)	(22,286)	(26,715)
Bargain purchase gain	—	—	—	849
Other non-operating income (expense), net	547	(1,483)	(2,631)	(2,795)

INCOME BEFORE INCOME TAXES	80,275	50,358	146,847	108,686
Income tax provision	18,282	17,850	42,968	38,640

CONSOLIDATED NET INCOME	$61,993	$32,508	$103,879	$70,046
CONSOLIDATED NET INCOME PER SHARE
CONSOLIDATED NET INCOME PER SHARE, BASIC	$0.51	$0.28	$0.86	$0.61
CONSOLIDATED NET INCOME PER SHARE, DILUTED	$0.50	$0.27	$0.83	$0.57

SHARES USED IN COMPUTING NET INCOME PER SHARE
BASIC	121,374	115,808	120,401	114,587
DILUTED	125,924	125,919	125,934	125,650

COMPREHENSIVE INCOME
Consolidated net income	$61,993	$32,508	$103,879	$70,046
Unrealized holding gain on available-for-sale securities, net of tax of ($961) and ($53) for the three month periods ended June 30, 2016 and 2015, and ($575) and ($112) for the six month periods ended June 30, 2016 and 2015, respectively.	1,629	89	975	190
Foreign currency translation (loss) gain, net of tax of $844 and $49 for the three month periods ended June 30, 2016 and 2015 and $397 and ($984) for the six month periods ended June 30, 2016 and 2015, respectively.	(1,308)	(95)	(439)	1,913
Pension liability adjustment, net of tax of $694 for the three and six month period ended June 30, 2016, respectively.	(2,727)	—	(2,727)	—
COMPREHENSIVE INCOME	$59,587	$32,502	$101,688	$72,149
See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In Thousands)

	Shares	Common Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total
BALANCES AT DECEMBER 31, 2015	119,427	$458,659	$180,048	$(17,142)	$621,565
Consolidated net income	—	—	103,879	—	103,879
Exercise of stock options	1,605	9,676	—	—	9,676
Compensation and share issuances related to restricted stock awards	—	1,507	—	—	1,507
Stock-based compensation expense	—	4,939	—	—	4,939
Foreign currency translation loss	—	—	—	(439)	(439)
Other stock compensation	—	(779)	—	—	(779)
Unrealized holding gain on available-for-sale securities	—	—	—	975	975
Convertible note conversions	4,933	43,214	—	—	43,214
Akorn AG pension liability adjustment	—	—	—	(2,727)	(2,727)
Stock compensation plan withholdings for employee taxes	(113)	(3,500)	—	—	(3,500)
BALANCES AT JUNE 30, 2016 (unaudited)	125,852	$513,716	$283,927	$(19,333)	$778,310
See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income	$103,879	$70,046
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	44,111	44,742
Amortization of debt financing costs	8,152	2,490
Impairment of intangible assets	158	—
Amortization of favorable contracts	—	35
Amortization of inventory step-up	—	4,682
Non-cash stock compensation expense	6,446	6,062
Non-cash interest expense	764	1,889
Deferred income taxes, net	(9,724)	(18,288)
Excess tax benefit from stock compensation	—	(47,997)
Non-cash gain on bargain purchase	—	(849)
Loss on extinguishment of debt	—	1,189
Loss on sale of available-for-sale securities	45	230
Other	(780)	—
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(54,296)	60,449
Inventories, net	(2,652)	(21,356)
Prepaid expenses and other current assets	(23,421)	21,452
Trade accounts payable	4,778	(3,623)
Accrued expenses and other liabilities	(41,383)	59,896
NET CASH PROVIDED BY OPERATING ACTIVITIES	$36,077	$181,049
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	—	(27,136)
Proceeds from disposal of assets	5,966	2,372
Payments for other intangible assets	(3,375)	(800)
Purchases of property, plant and equipment	(29,726)	(15,600)
NET CASH USED IN INVESTING ACTIVITIES	$(27,135)	$(41,164)
FINANCING ACTIVITIES:
Net proceeds under stock option and stock purchase plans	6,176	11,916
Debt financing costs	(5,128)	(1,714)
Payment of contingent acquisition liabilities	—	(6,492)
Debt payments	(200,000)	(5,225)
Excess tax benefit from stock compensation	—	47,997
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(198,952)	$46,482
Effect of exchange rate changes on cash and cash equivalents	38	44
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(189,972)	$186,411
Cash and cash equivalents at beginning of period	346,266	70,679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,294	$257,090
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$21,860	$25,222
Amount paid (refunded) for income taxes, net	$100,801	$(12,753)
Non-cash conversion of convertible notes to common shares	$43,214	$42,309
See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

Business: Akorn, Inc., together with its wholly-owned subsidiaries (collectively “Akorn”, the “Company”, “we”, “our” or “us”) is a specialty generic pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals and branded as well as private-label over-the-counter ("OTC") consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products in alternative dosage forms. We specialize in difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

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

During the three and six months ended June 30, 2016 and 2015, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Note 10 “Segment Information.”

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed on May 10, 2016.

The Company has considered the accounting and disclosure of events occurring after the balance sheet date of June 30, 2016 through the filing date of this Form 10-Q.

Certain prior-period amounts have been reclassified to conform to current-period presentation including current and non-current deferred tax assets and liabilities and short-term and long-term deferred financing fee and debt disclosure on the condensed consolidated balance sheet.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly-owned domestic and foreign subsidiaries.  All inter-company transactions, balances and long-term intercompany loans or notes have been eliminated in consolidation, and the financial statements of Akorn India Private Limited ("AIPL") and Akorn AG (formerly "Excelvision AG" or "Hettlingen") have been translated from Indian Rupees to U.S. Dollars and Swiss Francs to U.S. dollars, respectively, based on the currency translation rates in effect during the period or as of the date of consolidation, as applicable.  The Company has no involvement with variable interest entities.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Significant estimates and assumptions for the Company may relate to the allowances for chargebacks, rebates and administrative fees, product returns, coupons, promotions and doubtful accounts, as well as the reserve for slow-moving and

[7]

obsolete inventories, the carrying value and lives of intangible assets, the useful lives of fixed assets, the carrying value of deferred income tax assets and liabilities, the assumptions underlying share-based compensation, accrued but unreported employee benefit costs and assumptions underlying the accounting for business combinations.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue from product sales are recognized when title and risk of loss have passed to the customer.

Provision for estimated chargebacks, rebates and administrative fees, discounts, managed care rebates, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

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

Chargebacks: The Company enters into contractual agreements with certain third parties such as retailers, hospitals, group-purchasing organizations (“GPOs”) and managed care organizations to sell certain products at predetermined prices. Similarly, we maintain an allowance for rebates and discounts related to billbacks, wholesaler fee for service contracts, GPO administrative fees, government programs, prompt payment and other adjustments with certain customers. Most of the parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. As noted elsewhere, these wholesalers represent a significant percentage of the Company’s gross sales. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. This process typically takes no more than four to six weeks, but for some products may extend out to twelve weeks. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

Management obtains product inventory reports from certain wholesalers to aid in analyzing the reasonableness of the chargeback allowance and to monitor whether wholesaler inventory levels do not significantly exceed customer demand. The Company assesses the reasonableness of its chargeback allowance by applying a product chargeback percentage that is based on a combination of historical activity and future price and mix expectations to the quantities of inventory on hand at the wholesalers according to wholesaler inventory reports. In addition, the Company estimates the percentage of gross sales that were generated through direct and indirect sales channels and the percentage of contract vs. non-contract revenue in the period, as these each affect the estimated reserve calculation. In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.

Rebates, Administrative Fees and Others: The Company maintains an allowance for rebates related to contracts and other rebate programs that it has in place with certain customers. Rebate percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then

[8]

applies the applicable rebate percentage, using both historical trends and actual experience to estimate its rebate allowance. The Company reduces gross sales and increases the rebate allowance by the estimated rebate amount when the Company sells its products to its rebate-eligible customers. The Company reduces the rebate allowance when it processes a customer request for a rebate. At each balance sheet date, the Company analyzes the allowance for rebates against actual rebates processed and makes necessary adjustments as appropriate. The amount of actual rebates processed can vary materially from period to period as discussed below.

The allowances for rebates further takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease, a credit is given for product remaining in customer’s inventories at the time of the price reduction. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

Similar to rebates, administrative fees and others represent those amounts processed related to contracts and other fee programs that it has in place with certain entities which are settled through cash payment to these entities and accordingly are accounted for as a current liability. Otherwise, administrative fees and others operate similarly to rebates.

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

Doubtful Accounts: Provisions for doubtful accounts, which reflect trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of selling, general and administrative ("SG&A") expenses. In estimating the allowance for doubtful accounts, the Company considers its historical experience with collections and write-offs, the credit quality of its customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from its customers. Note that in the ordinary course of business, and consistent with our peers, we may from time to time offer extended payment terms to our customers as an incentive for new product launches and in other circumstances in accordance with industry practices. These extended payment terms do not represent a significant risk to the collectability of accounts receivable as of the period-end and are evaluated in accordance with Accounting Standards Codification ("ASC") 605 - Revenue Recognition as applicable. Accounts are considered past due when they remain uncollected beyond the due date specified in the applicable contract or on the applicable invoice, whichever is deemed to take precedence.

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

[9]

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

Net Income Per Common Share: Basic net income per common share is based upon the weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, restricted stock and convertible securities using the treasury stock and if converted methods.  Anti-dilutive shares are excluded from the computation of diluted net income per share.

Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the recognized deferred tax assets to the amount that is more likely than not to be realized and classifies all deferred balances as non-current assets or liabilities by tax jurisdiction in the condensed consolidated balance sheet.

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

[10]

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

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The portion of the fair valuation of the available-for-sale investment held in shares of Nicox subject to a lock-up provision is considered a Level 3 asset. The additional consideration payable as a result of prior years divestitures and other insignificant contingent amounts are considered Level 3 liabilities.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$156,294	$156,294	$—	$—
Available-for-sale securities	1,480	—	—	1,480
Total assets	$157,774	$156,294	$—	$1,480

Purchase consideration payable	$4,981	$—	$—	$4,981
Total liabilities	$4,981	$—	$—	$4,981

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$346,266	$346,266	$—	$—
Available-for-sale securities	5,941	4,843		1,098
Total assets	$352,207	$351,109	$—	$1,098

Purchase consideration payable	$4,967	$—	$—	$4,967
Total liabilities	$4,967	$—	$—	$4,967

As of June 30, 2016, the Company was carrying available-for-sale investments in shares of Nicox. These shares of Nicox were initially valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate conversion of underlying shares received for the Company’s investment in an available-for-sale security, or an $1.7 million unrealized gain from the original costs basis of $10.8 million. During the years ended December 31, 2015 and 2014 the Company sold $2.6 million and $0.6 million, respectively of the available-for-sale securities. During the three and six months ended June 30, 2016 the Company sold $6.0

[11]

million of the available-for-sale securities, realizing an immaterial loss through the sales and recognized a $0.1 million unrealized loss of the remaining investment as of June 30, 2016. The remaining $1.5 million of securities are subject to certain lockup provisions and as such, the fair value of the investment is estimated using observable and unobservable inputs to discount for lack of marketability.

The remaining purchase consideration payable is principally comprised of amounts owed relating to various prior years divestitures, at fair value as determined based on the underlying contracts and the Company’s subjective evaluation of the additional consideration obligation estimate.

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

Acquisition-related costs are expenses the Company incurs to effect a business combination. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred.

NOTE 3 — STOCK BASED COMPENSATION

The Company's shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan ("the 2014 Plan") at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014.  The 2014 Plan reserved 7.5 million shares for issuance upon the grant of stock options, restricted share units, or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s share based compensation expense for the three and six month periods ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options and employee stock purchase plan	$2,890	$2,415	$4,939	$4,667
Restricted stock units	635	742	1,507	1,464
Total stock-based compensation expense	$3,525	$3,157	$6,446	$6,131

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan during the three and six month periods ended June 30, 2016, and 2015, respectively along with the weighted-average grant date fair values, are set forth in the table below.

[12]

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expected volatility	49%	44%	47%	43%
Expected life (in years)	4.8	4.8	4.8	4.8
Risk-free interest rate	1.19%	1.56%	1.26%	1.53%
Dividend yield	—	—	—	—
Fair value per stock option	$10.31	$16.87	$9.97	$17.62
Forfeiture rate	8%	8%	8%	8%

The table below sets forth a summary of activity within the 2014 and 2003 Plans for the six months ended June 30, 2016:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2015	4,757	$20.33	3.41	$80,868
Granted	951	24.15
Exercised	(1,522)	6.50
Forfeited	(160)	28.51
Outstanding at June 30, 2016	4,026	$26.11	4.80	$9,582
Exercisable at June 30, 2016	1,443	$21.78	2.86	$9,681
(1) May include value from potentially anti-dilutive options whose exercise price exceeds the closing stock price. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and the timing and volume of option grants, exercises and forfeitures.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and six months ended June 30, 2016, 1.5 million stock options were exercised resulting in cash payments to the Company of $9.9 million. These option exercises generated deductible expenses of $36.6 million. During the three and six months ended June 30, 2015, 0.3 million and 2.5 million stock options were exercised resulting in cash payments to the Company of $1.0 million and $10.2 million, respectively.  These option exercises generated deductible expenses of $12.4 million and $97.3 million, respectively.

From time to time the Company grants restricted stock units to certain employees and members of its Board of Directors (“Directors”). Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units are recognized as expense ratably over the vesting period of the grants.

The following is a summary of non-vested restricted stock activity:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	253	$35.31
Granted	—	—
Forfeited	(2)	$24.74
Vested	(52)	$32.46
Non-vested at June 30, 2016	199	$36.16

NOTE 4 — ACCOUNTS RECEIVABLE ALLOWANCES

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and

[13]

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

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying condensed consolidated statements of comprehensive income. Additionally, with the exception of administrative fees, which is included as a current liability in the accompany condensed consolidated balance sheet, the ending reserve balances are included in trade accounts receivable, net in the Company’s condensed consolidated balance sheets.

As of and for the quarter and year to date period ended June 30, 2016, the Company determined that in order to more closely align with internal analysis of associated reserves it would adjust the allowances disclosure to separately report rebates from chargebacks and rebates for both net trade accounts receivable and gross sale adjustments and to consolidate administrative fees and others with rebates for purposes of reporting of gross to net revenue reserves. All prior period information, including as of and for the three and six months ended June 30, 2015 have been recasted to reflect this disclosure change.

Net trade accounts receivable consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Gross accounts receivable	$512,417	$466,570
Less reserves for:
Chargebacks	(80,880)	(91,844)
Rebates	(153,768)	(162,596)
Product returns	(60,043)	(48,333)
Discounts and allowances	(9,835)	(10,079)
Advertising and promotions	(1,403)	(1,518)
Doubtful accounts	(1,483)	(1,579)
Trade accounts receivable, net	$205,005	$150,621

For the three and six month periods ended June 30, 2016 and 2015, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross sales	$708,368	$607,307	$1,301,759	$1,175,324
Less adjustments for:
Chargebacks	(290,218)	(266,781)	(509,593)	(510,848)
Rebates, administrative fees and others	(102,941)	(100,013)	(191,289)	(175,250)
Product returns	(18,799)	(5,896)	(23,086)	(11,470)
Discounts and allowances	(13,218)	(11,622)	(25,171)	(25,667)
Advertising, promotions and others	(2,458)	(2,075)	(3,539)	(3,791)
Revenues, net	$280,734	$220,920	$549,081	$448,298

NOTE 5 — INVENTORIES, NET

The components of inventories are as follows (in thousands):

[14]

	June 30, 2016	December 31, 2015
Finished goods	$78,789	$76,512
Work in process	12,800	8,905
Raw materials and supplies	96,377	99,899
Inventories, net	$187,966	$185,316

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at June 30, 2016 and December 31, 2015 was reported net of these reserves of $31.9 million and $21.5 million, respectively. The increase in inventory reserves in the period was primarily due to increased reserves for slow-moving and obsolete finished goods inventory due to changing customer dynamics and product sales trends.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and land improvements	$17,751	$17,409
Buildings and leasehold improvements	86,137	85,767
Furniture and equipment	151,543	142,885
Sub-total	255,431	246,061
Accumulated depreciation	(97,956)	(87,086)
Property, plant and equipment in service, net	$157,475	$158,975
Construction in progress	38,249	20,639
Property, plant and equipment, net	$195,724	$179,614

A portion of the Company’s property, plant and equipment is located outside the United States.  At June 30, 2016 and December 31, 2015, property, plant and equipment, net, with a net carrying value of $60.5 million and $52.6 million, respectively, was located outside the United States at the Company’s manufacturing facilities in India and Switzerland. The increase in construction in progress in the period was largely the result of additional property, plant and equipment spend at our facility in India and costs capitalized to achieve compliance with the Federal Drug Supply Chain Security Act.

The Company recorded depreciation expense of $5.0 million and $4.3 million during the three month periods ended June 30, 2016 and 2015 and $11.0 million and $9.3 million during the six month periods ended June 30, 2016 and 2015, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the six months ended June 30, 2016 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2015	$16,717	$267,993	$284,710
Currency translation adjustments	—	(331)	(331)
Acquisitions	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Balances at June 30, 2016	$16,717	$267,662	$284,379

[15]

Goodwill acquired prior to December 31, 2015 attributed to the Consumer Health segment was due to the Company’s acquisition of Hi-Tech in April 2014 and the acquisition of Advanced Vision Research, Inc. in May 2011, while Goodwill attributed to the Prescription Pharmaceuticals segment relates to the Company’s acquisition of VersaPharm in August 2014, Hi-Tech in April 2014 and selected assets of Kilitch Drugs (India) Limited in February 2012.

Product Licensing Rights, In-Process Research and Development (“IPR&D”), and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of June 30, 2016 and December 31, 2015, and the weighted average remaining amortization period as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Reclass-ifications	Impairment	Net Balance	Wtd Avg Remaining Amortization Period (years)
June 30, 2016
Product licensing rights	$789,643	$(163,832)	$—	$(200)	$625,611	10.5
IPR&D	186,932	—	—	—	186,932	N/A - Indefinite lived
Trademarks	16,000	(3,613)	—	—	12,387	18.1
Customer relationships	6,301	(3,744)	—	—	2,557	9.8
Other intangibles	11,235	(3,467)	—	—	7,768	6.3
Non-compete agreement	2,274	(2,274)	—	—	—	—
	$1,012,385	$(176,930)	$—	$(200)	$835,255
December 31, 2015
Product licensing rights	$782,269	$(132,642)	$38,000	$(34,000)	$653,627	13.2
IPR&D	227,559	—	(38,000)	(2,627)	186,932	N/A - Indefinite lived
Trademarks	16,000	(2,982)	—	—	13,018	21.8
Customer relationships	6,493	(3,716)	—	—	2,777	11.7
Other intangibles	11,235	(2,600)	—	—	8,635	7.9
Non-compete agreement	2,167	(2,167)	—	—	—	—
	$1,045,723	$(144,107)	$—	$(36,627)	$864,989

The Company recorded amortization expense of $16.4 million and $16.3 million during the three month periods ended June 30, 2016 and 2015, and $32.9 million and $32.7 million during the six month periods ended June 30, 2016 and 2015, respectively. The Company also recognized impairment of intangible assets in the six month period ended June 30, 2016 of $0.2 million related to one product licensing right which was net of an immaterial accumulated amortization at the impairment date and in the three and six month periods ended June 30, 2015 the Company recognized $2.6 million of abandonment of IPR&D (which was recognized in R&D expense) associated with two IPR&D projects acquired in the VersaPharm acquisition.

NOTE 8 — FINANCING ARRANGEMENTS

Incremental Term Loan

Concurrent with the closing of its acquisition of VersaPharm, Akorn, Inc. and its wholly-owned domestic subsidiaries (the “Akorn Loan Parties”) entered into a $445.0 million Incremental Facility Joinder Agreement (the “Incremental Term Loan Facility”) pursuant to a Loan Agreement (the “Incremental Term Loan Agreement”) dated August 12, 2014 between the Akorn Loan Parties as borrowers, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as lender and as administrative agent for certain other lenders.  The proceeds received pursuant to the Incremental Term Loan Agreement were used to finance the VersaPharm acquisition.

The Incremental Term Loan Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a Deposit Account Control Agreement.

The Incremental Term Loan Facility required quarterly principal repayment equal to 0.25% of the initial loan amount of $445.0 million beginning with the first full quarter following the closing date of the Incremental Term Loan Agreement, with a

[16]

final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement or April 16, 2021.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Incremental Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Incremental Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  On February 16, 2016 the Company made a voluntary prepayment of its Incremental Term Loan Facility of $85.2 million which settled all future quarterly principal repayments as denoted above until the date of the closing of the Incremental Term Loan Agreement or April 16, 2021 although future voluntary principal repayments are permitted. Effected for the principal repayment, as of June 30, 2016 outstanding debt under the Incremental Term Loan Facility was $354.3 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

On May 20, 2015 the Company modified the Incremental Term Loan Facility with JPMorgan and certain other lenders to remedy certain covenant defaults related to the fiscal year 2014 financial statement restatement by incurring nominal charges affected through a temporary interest rate increase and an upfront payment.

On November 13, 2015 the Company again modified the Incremental Term Loan Facility with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the fiscal year 2014 financial statement restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. Through the May 20, 2015 and November 13, 2015 debt modifications and related amortization, unamortized deferred financing fees were $10.7 million as of December 31, 2015. During the three and six month periods ended June 30, 2016 the Company incurred an additional $0.6 million and $2.2 million, respectively of financing costs related to the 2014 restatement that ended on May 10, 2016. During the same periods, the Company amortized $0.7 million and $3.3 million, respectively of the total incremental term loan costs, as compared to $0.6 million and $0.9 million amortized during the three and six month periods ended June 30, 2015, resulting in $9.5 million of deferred financing fees remaining at June 30, 2016. The increase in amortization of deferred financing fees in the current year to date period as compared to the prior year to date period was principally the result of the deferred financing fee amortization associated with the voluntary principal repayment and increased amortization of costs due to consent modifications made during the year to date period. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the incremental term loan, our spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended June 30, 2016, the Company was a Ratings Level I for the Incremental Term Loan Facility.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended June 30, 2016 and 2015, the Company recorded interest expense of $4.4 million and $4.9 million, respectively in relation to the Incremental Term Loan Agreement, while for the six month periods ended June 30, 2016 and 2015, the Company recorded interest expense of $9.0 million and $9.9 million, respectively in relation to the Incremental Term Loan Agreement.

Existing Term Loan

Concurrent with the closing of its acquisition of Hi-Tech (the “Hi-Tech Acquisition”) Akorn Loan Parties entered into a $600.0 million Term Facility (the “Existing Term Facility”) pursuant to a Loan Agreement dated April 17, 2014 (the “Existing

[17]

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

The Existing Term Loan Agreement required quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Existing Term Loan Agreement at any time, or from time to time, subject to prior notice to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Existing Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  On February 16, 2016 the Company made a voluntary prepayment of its Existing Term Loan Facility of $114.8 million which settled all future quarterly principal repayments as denoted above until the date of the closing of the Existing Term Loan Agreement or April 16, 2021, although future voluntary principal repayments are permitted. Effected for the principal repayment, as of June 30, 2016 outstanding debt under the term Existing Term Loan facility was $477.7 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

On May 20, 2015 the Company modified the Existing Term Loan Facility with JPMorgan and certain other lenders to remedy certain covenant defaults related to the fiscal year 2014 financial statement restatement by incurring nominal charges affected through a temporary interest rate increase and an upfront payment.

On November 13, 2015 the Company again modified the Existing Term Loan Facility with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the fiscal year 2014 financial statement restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. Through the May 20, 2015 and November 13, 2015 debt modifications and related amortization, unamortized deferred financing fees were $16.1 million as of December 31, 2015. During the three and six month periods ended June 30, 2016 the Company incurred an additional $0.9 million and $2.9 million, respectively of financing costs related to the 2014 restatement that ended on May 10, 2016. During the same periods, the Company amortized $1.0 million and $4.5 million, respectively of the total existing term loan costs, as compared to $0.3 million and $0.8 million amortized during the three and six month periods ended June 30, 2015, resulting in $14.5 million of existing deferred financing fees remaining at June 30, 2016. The increase in amortization of deferred financing fees in the current year to date period as compared to the prior year to date period was principally the result of the deferred financing fee amortization associated with the voluntary principal repayment and increased amortization of costs due to consent modifications made during the year to date period. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the existing term loan, our spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended June 30, 2016, the Company was a Ratings Level I for the Existing Term Loan Facility.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

[18]

For the three month periods ended June 30, 2016 and 2015, the Company recorded interest expense of $6.0 million and $6.9 million, respectively in relation to the Existing Term Loan, while for the six month periods ended June 30, 2016 and 2015, the Company recorded interest expense of $12.1 million and $13.7 million, respectively in relation to the Existing Term Loan.

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

[19]

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

As of June 30, 2016 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At June 30, 2016, there were no outstanding borrowings and one outstanding letter of credit in the amount of $1.5 million under the JPM Revolving Facility. Availability under the facility as of June 30, 2016 was $148.5 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

Convertible Notes

On June 1, 2011, the Company issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) which included $20.0 million in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were $115.3 million, after deducting underwriting fees and other related expenses.

The Notes had a maturity date of June 1, 2016 and paid interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, with the first interest payment completed on December 1, 2011.  The Notes were convertible into shares of the Company’s common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of 114.1553 shares per $1,000 principal amount of Notes, subject to adjustment for certain events described in the Indenture.

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  The Notes remained convertible for each successive quarter, up to and including the maturity date of June 1, 2016, as a result of meeting the trading price requirement at the end of each prior quarter. During the years ended December 31, 2015 and 2014, $44.3 million and $32.5 million of this convertible debt was converted at the holder’s request which resulted in recognition of losses of $1.2 million and $1.0 million, due to the conversions, respectively. In the three and six month period ended June 30, 2016, the remaining $43.2 million of debt was converted at the holder's request, resulting in complete conversion of the Notes.

As a result of the complete conversion in the quarter, for the three and six months ended June 30, 2016 and 2015 the Company recorded the following expenses in relation to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expense Description
Interest expense at 3.5% coupon rate (1)	$255	$643	$687	$1,404
Debt discount amortization	303	695	750	1,531
Amortization of deferred financing costs	55	126	136	277
Loss on Conversion	—	1,126	—	1,198
	$613	$2,590	$1,573	$4,410

[20]

(1)
As a result of the restatement of the 2014 financial data and the resultant delays in filings of the 2015 financial statements the Company had been required to remit an additional 0.5% interest penalty to all holders of the convertible notes from January 1, 2016 to April 5, 2016 and a lump sum payment equal to 0.25% of the principal balance held by consenting holders of the convertible notes as of April 6, 2016.

Aggregate cumulative maturities of long-term obligations (including the incremental and existing term loans and the JPM revolver) as of June 30, 2016 are:

(In thousands)	2016	2017	2018	2019	Thereafter
Maturities of debt	$—	$—	$—	$—	$831,938

NOTE 9 — EARNINGS PER SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

Previously, diluted net income per share assumed the principal amount of the Convertible Notes would be cash settled and any conversion spread would be settled using common shares, as the Company has the choice of settling either in cash or shares. The Company had demonstrated a past practice and intent of cash settlement for the principal and stock settlement of the conversion spread. As a result, earnings per share calculations for periods ended prior to and including September 30, 2014 only included the assumption of conversion to common shares for the convertible spread. During the quarter ended December 31, 2014, the Company changed its practice of cash settlement and settled redemptions using common shares for both the principal and conversion spread and accordingly, earnings per share amounts were calculated using the if-converted method. For the three and six month periods ended June 30, 2016 and 2015, the earnings per share amounts were calculated using the if-converted method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that have a strike price less than the market price as of June 30, 2016, (ii) unvested RSUs, and (iii) shares potentially issuable upon conversion of the Notes that matured on June 1, 2016.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

[21]

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$61,993	$32,508	$103,879	$70,046
Convertible debt income adjustments, net of tax	443	927	1,047	2,034
Net income adjusted for convertible debt as used for diluted earnings per share	$62,436	$33,435	$104,926	$72,080
Net income per share:
Basic	$0.51	$0.28	$0.86	$0.61
Diluted (1)	$0.50	$0.27	$0.83	$0.57
Shares used in computing net income per share:
Weighted average basic shares outstanding	121,374	115,808	120,401	114,587
Dilutive securities:
Stock option and unvested RSUs	1,365	1,655	1,474	1,869
Shares issuable upon conversion of the notes	3,185	8,456	4,059	9,194
Total dilutive securities	4,550	10,111	5,533	11,063
Weighted average diluted shares outstanding	125,924	125,919	125,934	125,650

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	2,430	874	2,740	724

(1)
As a result of the Company's expectation that it would likely settle all future note conversions in shares of the Company's common stock, the diluted income from continuing operations per share calculation includes the dilutive effect of convertible debt and is offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $0.4 million and $0.9 million, after-tax for the three month periods ended June 30, 2016 and 2015, respectively and the exclusion of $1.0 million and $2.0 million, after-tax for the six month periods ended June 30, 2016 and 2015, respectively.

NOTE 10 — SEGMENT INFORMATION

During the three and six month periods ended June 30, 2016 and 2015, respectively, the Company reported results for the following two reportable segments:

-    Prescription Pharmaceuticals
-    Consumer Health

The Company’s Prescription Pharmaceutical segment principally consists of generic and branded prescription pharmaceuticals products which span a broad range of indications as well as a variety of dosage forms including: sterile ophthalmics, injectables and inhalants, and non-sterile oral liquids, topicals and nasal sprays. The Company’s Consumer Health segment principally consists of animal health and OTC products, both branded and private label.  OTC products include, but are not limited to, a suite of products for the treatment of dry eye sold under the TheraTears® brand name.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s Chief Operating Decision Maker (“CODM”), as defined in ASC 280 - Segment Reporting, who is also the CEO, oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reportable segment is presented below (in thousands).

[22]

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Prescription Pharmaceuticals	$265,015	$206,062	$515,764	$416,616
Consumer Health	15,719	14,858	33,317	31,682
Total revenues	280,734	220,920	549,081	448,298

Gross Profit:
Prescription Pharmaceuticals	164,492	120,929	319,127	242,088
Consumer Health	7,281	7,478	15,663	16,482
Total gross profit	171,773	128,407	334,790	258,570

Operating expenses	79,405	62,305	154,843	119,201

Operating income	92,368	66,102	179,947	139,369
Other expense	(12,093)	(15,744)	(33,100)	(30,683)

Income before income taxes	$80,275	$50,358	$146,847	$108,686

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment. Financial information including revenues and gross profit from external customers by product or product line are not provided as to do so would be impracticable.

NOTE 11 — BUSINESS COMBINATIONS AND OTHER STRATEGIC INVESTMENTS

Akorn AG (formerly Excelvision AG)

On July 22, 2014, Akorn International S.à r.l., entered into a share purchase agreement with Fareva SA, a private company headquartered in France to acquire all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, Excelvision AG for 21.7 million CHF (“Swiss Francs”), net of certain working capital and inventory amounts, Excelvision AG was a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products.

On January 2, 2015, the Company completed the aforementioned acquisition of all of the outstanding shares of capital stock of Excelvision AG for $28.4 million U.S. dollars (“USD”) funded through available cash on hand. The Company’s acquisition of Excelvision AG is being accounted for as a business combination in accordance with ASC 805 - Business Combinations. The purpose of the acquisition was to expand the Company’s manufacturing capacity. On April 1, 2016 the name of Excelvision AG was changed to Akorn AG.

During the three month periods ended June 30, 2016 and 2015, the Company recorded $0 and $0.1 million, respectively in acquisition-related expenses in connection with the Akorn AG Acquisition, while during the six month periods ended June 30, 2016 and 2015, the Company recorded $0 and $0.1 million, respectively in acquisition-related expenses in connection with the Akorn AG Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed consolidated statement of comprehensive income.

The following table sets forth the consideration paid for the Akorn AG Acquisition and the fair values of the acquired assets and assumed liabilities (in millions of USD) as of the acquisition date adjusted in accordance with GAAP. The figures below may differ from historical financial results of Akorn AG.

[23]

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

Through its acquisition of Excelvision AG the Company recognized a bargain purchase gain of $0.9 million which was largely derived from the difference between the fair value and the book value of the property and equipment acquired through the acquisition. This bargain purchase gain has been recognized within net income for the six month period ended June 30, 2015.

During the three month periods ended June 30, 2016 and 2015, the Company recorded net revenue of approximately $3.7 million and $8.8 million related to sales from the Akorn AG, while for the six month periods ended June 30, 2016 and 2015, the Company recorded net revenue of approximately $10.6 million and $15.3 million, respectively related to external customer sales from the Akorn AG location subsequent to acquisition.

Other Strategic Investments

On August 1, 2011, the Company entered into a Series A-2 Preferred Stock Purchase Agreement to acquire a minority ownership interest in Aciex Therapeutics Inc. (“Aciex”), a private ophthalmic development pharmaceutical company based in Westborough, MA, for $8.0 million in cash.  Subsequently, on September 30, 2011, the Company entered into Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement to acquire additional shares of Series A-2 Preferred Stock in Aciex for $2.0 million in cash.  On April 17, 2014, the Company entered into a Secured Note and Warrant Purchase Agreement to acquire secured, convertible promissory notes of Aciex for $0.4 million in cash.  On June 27, 2014, the Company entered into a second Secured Note and Warrant Purchase Agreement to acquire additional secured, convertible promissory notes of Aciex for an additional amount of $0.4 million. The Company’s aggregate investment in Aciex was $10.8 million at cost.  Aciex was an ophthalmic drug development company focused on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consists of both clinical stage assets and pre-Investigational new drug stage assets.  The investments detailed above provided the Company with an ownership interest in Aciex of below 20%.  The Aciex Agreement and Aciex Amendment contain certain customary rights and preferences over the common stock of Aciex and further provide that the Company shall have the right to a seat on the Aciex board of directors.

On July 2, 2014, Nicox S.A., (“Nicox”) an international company, entered into an arrangement to acquire all of the outstanding equity of Aciex (the “Aciex Acquisition”).

On October 22, 2014, Nicox shareholders voted at the Nicox General Meeting to approve the Aciex Acquisition. The transaction was consummated on October 24, 2014, following the completion of certain legal conditions and formalities. As consideration for its carried investment in Aciex, the Company received from the Aciex Acquisition pro-rata shares of Nicox which are publically traded on the Euronext Paris exchange. Through the closing the Company received 4.3 million shares of Nicox which were subject to certain lockup provisions preventing immediate sale of underlying shares received.

[24]

Through the years ended December 31, 2015 and 2014, the Company sold 1.1 million and 0.2 million unrestricted shares for $2.6 million and $0.6 million, realizing a loss of $0.2 million and an immaterial gain on the sale of shares, respectively. During the three and six months ended June 30, 2016 the Company sold $6.0 million of the available-for-sale securities, realizing an immaterial loss through the sales.

In accordance with ASC 820 - Fair Value Measurement, the Company records unrealized holding gains and losses on available-for-sale securities in the “Accumulated other comprehensive income” caption in the condensed consolidated Balance Sheet.  As of June 30, 2016, the Company recognized an unrealized holding loss of $0.1 million as calculated based on the discounted value of the investment given the contractual lockup provisions. The Company has determined that all of the $1.5 million of unrealized fair value associated with the investment is available to be converted to cash within one year from the balance sheet date and has been classified as a current asset.

Other Individually Insignificant Product Acquisitions

During the three months ended June 30, 2016 and 2015, the Company paid $2.4 million and $0.8 million, respectively, while during the six months ended June 30, 2016 and 2015, the Company paid $3.4 million and 0.8 million, respectively, for the acquisition of drug product licensing rights (NDA, ANDA and ANADA rights) which were not individually significant. No assets were acquired other than the drug rights, and no liabilities were assumed.

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

The table below summarizes contingent potential milestone payments due to strategic partners in the years 2016 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Amount
2016	$6,992
2017	6,203
2018	1,750
2019 and Beyond	—
Total	$14,945

Legal Proceedings

The Company is a party to legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management of the Company believes that the ultimate disposition of such proceedings and exposure will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. Set forth below is a listing of potentially material legal proceedings of the Company in existence as of the date of filing this Quarterly Report on Form 10-Q.

[25]

Shareholder and Derivative Litigation. On March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., at el., in the federal district court of Northern District of Illinois, No. 15-cv-1944. The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmacal Co., Inc. and VersaPharm, Inc. A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15- cv-3921, was filed on May 4, 2015 making similar allegations. On August 24, 2015, the two cases were consolidated and a lead plaintiff group appointed in In re Akorn, Inc. Securities Litigation. On July 6, 2016, the lead plaintiff group filed a consolidated amended complaint making similar allegations against the Company and an officer and former officer of the Company. The consolidated amended complaint seeks damages on behalf of the putative class. The Company disputes the allegations and intends to vigorously contest the matter.

The Company's Board of Directors also received shareholder demand letters and three shareholder derivative lawsuits have been filed alleging breaches of fiduciary duty and other claims in connection with the Company's accounting for its acquisition and restatement of its financials. The demands request that legal action be taken against certain of the Company’s directors and officers or former officers and other actions. The Company’s Board of Directors formed a special committee to conduct an inquiry into the demand allegations and to provide its conclusions and recommendations to the Board.

The derivative lawsuits, Safriet v. Rai, et al., No. 15-cv-7275, and Glaubach v. Rai, et al., No. 15- 11129, both filed in the Northern District of Illinois have been stayed pending anticipated rulings on any motions to dismiss the defendants may file in In re Akorn, Inc. Securities Litigation.

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

Other Matters

The Chicago Regional Office of the SEC is conducting an investigation regarding the previously disclosed financial statement restatement, internal control weaknesses and other related matters. Additionally, the United States Attorney's Office for the Southern District of New York ("USAO") has requested information regarding these matters. Akorn has been furnishing requested information and is fully cooperating with the SEC and USAO.

The legal matters discussed above could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial.  We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. As of the date of this filing, although the Company has determined that liabilities associated

[26]

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

NOTE 13 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three wholesale drug distributors:  AmerisourceBergen Corporation; Cardinal Health, Inc. and McKesson Corporation.  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.

The following table sets forth the percentage of the Company’s gross and net sales for the three and six month periods ended June 30, 2016 and 2015, and gross accounts receivable as of June 30, 2016 and December 31, 2015, attributable to the Big 3 Wholesalers:

	Three months ended June 30,		Six months ended June 30,
Big 3 Wholesalers combined:	2016	2015	2016	2015
Percentage of gross sales	76%	82%	78%	79%
Percentage of net sales revenues	70%	74%	69%	70%

	June 30, 2016	December 31, 2015
Percentage of gross trade accounts receivable	82%	83%

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

[27]

No individual supplier represented 10% or more of the Company’s purchases in any of the three and six month periods ended June 30, 2016 or 2015.

Product Concentrations

In the three and six month periods ended June 30, 2016 one unapproved Prescription Pharmaceutical product represented approximately 21% and 19% of the Company’s total net sales revenue. Comparatively, in the three and six month periods ended June 30, 2015, none of the Company's products represented greater than 10% of the Company's total net sales revenue. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing portfolio.

NOTE 14 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income before income taxes	$80,275	$50,358	$146,847	$108,686
Income tax provision	18,282	17,850	42,968	38,640
Net income	$61,993	$32,508	$103,879	$70,046

Income tax provision as a percentage of income before income taxes	22.8%	35.4%	29.3%	35.6%

During the three month periods ended June 30, 2016 and 2015, the Company recorded an income tax provision of $18.3 million and $17.9 million, or 22.8% and 35.4% of income before income tax, respectively, while during the six month periods ended June 30, 2016 and 2015, the Company recorded an income tax provision of $43.0 million and $38.6 million, or 29.3% and 35.6% of income before income tax in the applicable periods, respectively. The decline in the income tax provision rate as a percentage of income before income tax in the quarter and year to date period ended June 30, 2016 was principally the result of the adoption of ASU 2016-09 - Compensation - Stock Compensation in the year to date period, which resulted in the recognition of reduced income tax expense resulting from the stock option exercises in the period.

As of June 30, 2016, the Company could not conclude that it was more likely than not that tax benefits from certain foreign net operating losses would be realized.  Accordingly, as of the six months ended June 30, 2016, the Company increased its valuation allowance to $10.4 million for certain of the losses at its Indian subsidiary and the entire amount of the loss at its Swiss subsidiary, compared to a valuation allowance of $8.8 million as of December 31, 2015.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $2.4 million and $2.3 million related to uncertain tax positions as of June 30, 2016 and December 31, 2015, respectively.  If recognized, $1.6 million of these tax positions will impact the Company’s effective rate with the remaining $0.8 million affecting goodwill.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the three month periods ended June 30, 2016 and 2015, the Company obtained legal services totaling $0.3 million and $0.5 million, while during the six month periods ended June 30, 2016 and 2015, the Company obtained legal services totaling $0.6 million and $0.6 million respectively, of which $0 and $0.2 million was payable as of June 30, 2016 and 2015, respectively to Polsinelli PC, a law firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is an attorney and shareholder.

NOTE 16 – NEW ACCOUNTING PRONOUNCEMENTS

[28]

Recently issued accounting pronouncements

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-12 - Narrow-Scope Improvements and Practical Expedients. This standard amends the guidance in ASU 2014-09 to specifically provide a practical expiedent for reflecting contract modifications at transition. The effective date for ASU 2016-12 is the same as the effective date for ASU 2014-09, ASU 2015-14, ASU 2016-08 and ASU 2016-10. The Company is currently evaluating the impact that ASU 2016-12 will have on its statement of financial position or financial statement disclosures.

In April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing. This standard amends the guidance in ASU 2014-09 and ASU 2016-08 specifically related to identifying performance obligations and accounting for licenses of intellectual property. The effective date for ASU 2016-10 is the same as the effective date for ASU 2014-09, ASU 2015-14 and ASU 2016-08. The Company is currently evaluating the impact that ASU 2016-10 will have on its statement of financial position or financial statement disclosures.

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

[29]

standard is not permitted. The Company is currently evaluating the impact that ASU 2014-09 will have on its statement of financial position or financial statement disclosures.

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. ASU 2016-09 was early adopted by the Company for the year beginning January 1, 2016 and resulted in various effects, most notably a reduction in income tax expense and tax provision rate due to stock option exercises in the three and six months ended June 30, 2016.

In November 2015, the FASB issued ASU 2015-17 - Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes was early adopted by the Company for the year beginning January 1, 2016 resulting in the reclassification of the current portion of deferred tax assets to non-current deferred tax assets for both the quarter and year to date period ended June 30, 2016 and the year ended December 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 was adopted by the Company for the year beginning January 1, 2016 resulting in the reclassification of the deferred financing fees to the respective face value of debt outstanding for both the quarter and year to date period ended June 30, 2016 and the year ended December 31, 2015.

NOTE 17 – SUBSEQUENT EVENTS

In July 2016, the Company announced that the Board of Directors authorized a stock repurchase program (the "Stock Repurchase Program") pursuant to which the Company may repurchase up to $200.0 million of the Company’s common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or others, including accelerated stock repurchase arrangements, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors.  There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time without notice and at the Company's discretion, and at this time no estimate to the effect on the results of the Company due to the Stock Repurchase Program can be made.

[30]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on May 10, 2016 and in this Form 10-Q, which include, but are not limited to, the following items:

•	The effects of the restatement and our ability to remediate material weaknesses;

•	Our ability to continue to comply with all of the requirements of the U.S. Food and Drug Administration, including current Good Manufacturing Practices regulations;

•	Our ability to obtain and maintain regulatory approvals for our products;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from other generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products;

•	The effects of federal, state and other governmental regulation on our business;

•	Our ability to successfully integrate acquired businesses and products;

•	The success of our strategic partnerships for the development and marketing of new products;

•	The Company may be subject to litigation of a material nature, including but not limited to, the matters discussed in Note 12 - “Commitments and Contingencies" under the heading "Legal Proceedings”;

•	Our ability to obtain additional funding or financing to operate and grow our business; and

•	Our ability to generate cash from operations sufficient to meet our working capital requirements, satisfy our debt obligations and execute any share repurchases.

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

[31]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$265,015	94.4%	$206,062	93.3%	$515,764	93.9%	$416,616	92.9%
Consumer Health	15,719	5.6%	14,858	6.7%	33,317	6.1%	31,682	7.1%
Total revenues, net	280,734	100.0%	220,920	100.0%	549,081	100.0%	448,298	100.0%
Gross profit:
Prescription Pharmaceuticals	164,492	62.1%	120,929	58.7%	319,127	61.9%	242,088	58.1%
Consumer Health	7,281	46.3%	7,478	50.3%	15,663	47.0%	16,482	52.0%
Total gross profit	171,773	61.2%	128,407	58.1%	334,790	61.0%	258,570	57.7%
Operating expenses:
SG&A expenses	53,971	19.2%	35,208	15.9%	103,057	18.8%	65,194	14.5%
Acquisition-related costs	136	—%	225	0.1%	333	0.1%	1,482	0.3%
R&D expenses	8,868	3.2%	10,588	4.8%	18,347	3.3%	19,864	4.4%
Amortization of intangible assets	16,430	5.9%	16,284	7.4%	32,948	6.0%	32,661	7.3%
Impairment of intangible assets	—	—%	—	—%	158	—%	—	—%
Operating income	$92,368	32.9%	$66,102	29.9%	$179,947	32.8%	$139,369	31.1%
Other expense, net	(12,093)	(4.3)%	(15,744)	(7.1)%	(33,100)	(6.0)%	(30,683)	(6.9)%
Income before income taxes	80,275	28.6%	50,358	22.8%	146,847	26.7%	108,686	24.2%
Income tax provision	18,282	6.5%	17,850	8.1%	42,968	7.8%	38,640	8.6%
Net income	$61,993	22.1%	$32,508	14.7%	$103,879	18.9%	$70,046	15.6%

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Our revenue was $280.7 million during the three month period ended June 30, 2016, representing an increase of $59.8 million, or 27.1%, over our revenue of $220.9 million for the prior year three month period ended June 30, 2015. The increase in revenue in the quarter was primarily due to organic growth in comparison to the prior year quarter. Of the increase, organic revenues increased $62.0 million with $20.4 million, or 32.9% due to increased volumes and $41.6 million from price changes principally due to increased pricing growth for an unapproved product and the competitive nature of our business and industry. Partially offsetting the increase was an additional $5.6 million related to new or recently re-launched products offset by a $7.8 million decline in revenues due to products which were discontinued during the interim period.

The Prescription Pharmaceuticals segment revenues of $265.0 million represented an increase of $59.0 million, or 28.6%, over the prior year quarter, with organic revenues accounting for $61.2 million of the increase. Additionally, new or recently re-launched products increased $5.6 million and were offset by discontinued products which decreased $7.8 million compared to the prior year quarter. The Consumer Health segment revenues of $15.7 million represented an increase of $0.9 million, or 5.8%, over the prior year quarter due solely to organic revenue increases.

Consolidated gross profit for the quarter ended June 30, 2016 was $171.8 million, or 61.2% of revenue, compared to $128.4 million, or 58.1% of revenue, in the corresponding prior year quarter.  The $43.4 million increase in gross profit dollars and the increase in gross profit percentage were principally due to the effect of a shifting product mix to higher margin products due to competitor market dynamics.

[32]

The gross profit margin from sales in the Prescription Pharmaceuticals segment for the three month period ended June 30, 2016 was 62.1% compared to 58.7% in the three months ended June 30, 2015.  The increase in the gross margin percentage was due to product mix shift to higher margin products due to competitor market dynamics.  The gross profit margin from sales in the Consumer Health segment for the three month period ended June 30, 2016 was 46.3% compared to 50.3% in the three months ended June 30, 2015.  This decrease was primarily due to product mix shifts.

Total operating expenses were $79.4 million in the three month period ended June 30, 2016, an increase of $17.1 million, or 27.4%, over the prior year quarter, which was primarily due to expenses associated with the restatement of 2014 financials incurred in the current quarter and additional costs associated with the growth of the business. Drivers of the increase were principally comprised of the following fluctuations:

Selling, general and administrative (“SG&A”) expenses were $54.0 million in the three month period ended June 30, 2016, an increase of $18.8 million, or 53.3%, over the prior year quarter expense of $35.2 million. Significant increases in SG&A expenses in comparison to the prior year quarter included $14.2 million of restatement expenses in the quarter as compared to $4.9 million in the prior year quarter, an increase of $9.3 million and a $4.4 million increase in wages and related costs resulting from continued headcount growth as compared to the prior year quarter. As a percentage of sales, SG&A expenses increased to 19.2% in the three month period ended June 30, 2016 as compared to 15.9% in the prior year quarter.

R&D expense was $8.9 million in the three month period ended June 30, 2016, a decrease of $1.7 million or 16.2% over the R&D expense of $10.6 million recorded in the prior year quarter.  This decrease was principally related to the prior year quarter IPR&D impairment expense of $2.6 million, which was not repeated in the current quarter, partially offset by increased expenses related to R&D headcount growth. As a percentage of sales, R&D expenses decreased to 3.2% in the three month period ended June 30, 2016 compared to 4.8% in the prior year quarter.

Amortization of intangibles consists of the amortization of drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through business combinations.  Amortization of intangibles remained flat through the period at $16.4 million in the three month period ended June 30, 2016, compared to $16.3 million in the prior year quarter.  As a percentage of sales, amortization expenses decreased to 5.9% in the three month period ended June 30, 2016 compared to 7.4% in the prior year quarter.

In the three month period ended June 30, 2016, we recognized non-operating expenses totaling $12.1 million compared to $15.7 million in the prior year quarter.  This decrease of $3.7 million was primarily driven by a decrease of $2.5 million due to reduced interest expense from our existing and incremental term loans and convertible notes resulting from the $200.0 million partial term loan repayment made during the first quarter of 2016 and the conversion of outstanding convertible notes during the second quarter of 2016. Further, in the quarter there was a $1.8 million reduction in other expenses principally resulting from the clawback of certain employee bonuses from 2014, partially offset by a $0.8 million increase in deferred financing fee amortization resulting from the continued amortization of certain additional costs incurred related to consent waivers during 2015 and 2016. As a percentage of sales, non-operating expenses decreased to 4.3% in the three month period ended June 30, 2016 compared to 7.1% in the prior year quarter.

For the three month period ended June 30, 2016, we recorded an income tax provision of $18.3 million on our income before income tax of $80.3 million or an effective tax provision rate of 22.8%.  In the prior year quarter ended June 30, 2015, our income tax provision was $17.9 million based on an effective tax provision rate of 35.4%. This reduction in the tax rate experienced by the Company was principally the result of the adoption of ASU 2016-09 as discussed in Part I, Item 1 - Note 14 "Income Taxes" and Note 16 "New Accounting Pronouncements," partially offset by non-deductible losses at foreign subsidiaries. The Company anticipates that its effective tax rate for the full year 2016 will be approximately 33.4%.

We reported net income of $62.0 million for the three month period ended June 30, 2016, or 22.1% of revenues, compared to net income of $32.5 million for the period ended June 30, 2015, or 14.7% of revenues.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Our revenue was $549.1 million during the year to date period ended June 30, 2016, representing an increase of $100.8 million, or 22.5%, over our revenue of $448.3 million for the prior year to date period ended June 30, 2015. The increase in revenue in the period was primarily due to organic growth in comparison to the prior year quarter, partially offset by reduced Akorn AG revenues. Acquisition revenues decreased due to reduced contract manufacturing activities in our Akorn AG

[33]

operations, which generated $10.6 million of revenue in the year to date period ended June 30, 2016 compared to $15.3 million of revenue in the prior year to date period.  Of the resulting $105.6 million of increase, organic revenues increased $105.0 million with $34.9 million, or 33.2% due to increased volumes and $70.1 million from price changes principally due to increased pricing growth for an unapproved product and the competitive nature of our business and industry. Revenues also increased by $10.9 million related to new or recently re-launched products and were partially offset by a $10.3 million decline in revenues due to products which were discontinued during the period.

The Prescription Pharmaceuticals segment revenues of $515.8 million represented an increase of $99.1 million, or 23.8%, over the prior year period, with organic revenues accounting for $103.4 million of the increase. Additionally, new or recently re-launched products increased $10.9 million and were partially offset by discontinued products which decreased $10.3 million compared to the prior year to date period and a decrease in Akorn AG revenues of $4.7 million. The Consumer Health segment revenues of $33.3 million represented an increase of $1.6 million, or 5.2%, over the prior year to date period due solely to organic revenue increases.

Consolidated gross profit for the year to date period ended June 30, 2016 was $334.8 million, or 61.0% of revenue, compared to $258.6 million, or 57.7% of revenue, in the corresponding prior year to date period.  The $76.2 million increase in gross profit dollars and the increase in gross profit percentage was principally due to the effect of a shifting product mix to higher margin products due to competitor market dynamics.

The gross profit margin from sales in the Prescription Pharmaceuticals segment for the six month period ended June 30, 2016 was 61.9% compared to 58.1% in the six months ended June 30, 2015.  The increase in the gross margin percentage was due to product mix shift to higher margin products due to competitor market dynamics.  The gross profit margin from sales in the Consumer Health segment for the six month period ended June 30, 2016 was 47.0% compared to 52.0% in the six months ended June 30, 2015.  This decrease was primarily due to product mix shifts.

Total operating expenses were $154.8 million in the year to date period ended June 30, 2016, an increase of $35.6 million, or 29.9%, over the prior year to date period, which was primarily due to expenses associated with the restatement of 2014 financials incurred in the current year to date period and additional costs associated with the growth of the business. Drivers of the increase were principally comprised of the following fluctuations:

Selling, general and administrative (“SG&A”) expenses were $103.1 million in the year to date period ended June 30, 2016, an increase of $37.9 million, or 58.1%, over the prior year to date period expense of $65.2 million. Significant increases in SG&A expenses in comparison to the prior year to date period included $25.5 million of restatement expenses in the year to date period June 30, 2016 as compared to $4.9 million in the prior year to date period, an increase of $20.6 million, a $6.5 million increase in wages and related costs and a $2.9 million increase in bonus expenses resulting from continuation bonuses, hourly and salaried employee rate increases and continued headcount growth as compared to the prior year period. As a percentage of sales, SG&A expenses increased to 18.8% in the year to date period ended June 30, 2016 as compared to 14.5% in the prior year to date period.

We recorded $0.3 million of acquisition-related costs during the year to date period ended June 30, 2016, compared to $1.5 million in the prior year to date period, a decrease of $1.1 million or 77.5%.  The current year expenses were primarily related to integration and legal expenses associated with previously consummated acquisitions, while expenses in the prior year were principally related to the acquisition of Akorn AG, integration and legal expenses of previously consummated acquisitions and other smaller amounts from unconsummated acquisitions. As a percentage of sales, acquisition expenses decreased to 0.1% in year to date period ended June 30, 2016 compared to 0.3% in the prior year to date period.

R&D expense was $18.3 million in the year to date period ended June 30, 2016, a decrease of $1.5 million or 7.6% of the R&D expense of $19.9 million recorded in the prior year to date period.  This decrease was principally related to the prior period IPR&D impairment expense of $2.6 million, which was not incurred in the current year to date period, partially offset by increased expenses related to R&D headcount growth. As a percentage of sales, R&D expenses decreased to 3.3% in the year to date period ended June 30, 2016 compared to 4.4% in the prior year to date period.

Amortization of intangibles consists of the amortization of drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through business combinations.  Amortization of intangibles remained flat through the period at $32.9 million in the year to date period ended June 30, 2016, compared to $32.7 million in the prior year to date period.  As a percentage of sales, amortization expenses decreased to 6.0% in the year to date period ended June 30, 2016 compared to 7.3% in the prior year to date period.

[34]

In the year to date period ended June 30, 2016, we recognized non-operating expense totaling $33.1 million compared to $30.7 million in the prior year to date period.  This increase of $2.4 million was primarily driven by an increase of $6.2 million principally due to deferred financing fee write-off associated with the $200.0 million interim principal repayment in February 2016, partially offset by a $4.4 million reduction due to diminished interest expense from our existing and incremental term loans and convertible notes resulting from the $200.0 million partial term loan repayment made and the conversion of outstanding convertible notes during the current period. As a percentage of sales, non-operating expenses decreased to 6.0% in the year to date period ended June 30, 2016 compared to 6.9% in the prior year to date period.

For the year to date period ended June 30, 2016, we recorded an income tax provision of $43.0 million on our income before income tax of $146.8 million or an effective tax provision rate of 29.3%.  In the prior year to date period ended June 30, 2015, our income tax provision was $38.6 million based on an effective tax provision rate of 35.6%. This reduction in the tax rate experienced by the Company was principally the result of the adoption of ASU 2016-09 as discussed in Part I, Item 1 - Note 14 "Income Taxes" and Note 16 "New Accounting Pronouncements," partially offset by non-deductible losses at foreign subsidiaries. The Company anticipates that its effective tax rate for the year 2016 will be approximately 33.4%.

We reported net income of $103.9 million for the year to date period ended June 30, 2016, or 18.9% of revenues, compared to net income of $70.0 million for the prior year to date period ended June 30, 2015, or 15.6% of revenues.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the year to date period ended June 30, 2016, operating activities generated $36.1 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $103.9 million and an add-back of non-cash expenses of $49.2 million, which included add-backs for depreciation and amortization expenses, debt financing amortization and non-cash stock compensation expense and outflows which included deferred income taxes, net and a $4.8 million increase in trade accounts payable, partially offset by a decrease of $41.4 million in accrued expenses, an increase of $54.3 million in accounts receivable, an increase in prepaid expenses and other current assets of $23.4 million and an increase of $2.7 million in inventory.  We used $27.1 million in investing activities during the year to date period ended June 30, 2016, consisting of $29.7 million used to acquire fixed assets and $3.4 million used to acquire other intangible assets, partially offset by $6.0 million from the sales of investments in available-for-sale securities.  Financing activities used $199.0 million in the year to date period ended June 30, 2016, consisting of a $200.0 million interim principal repayment made in February and $5.1 million paid for financing costs relating to the debt consent waivers, partially offset by $6.2 million in proceeds under various option exercises.

During the year to date period ended June 30, 2015, operating activities generated $181.0 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $70.0 million, a $60.4 million decrease in trade accounts receivable, a $21.5 million decrease in prepaid expenses and other current assets, and a $59.9 million increase in accrued expenses and other liabilities partially offset by a $21.4 million increase in inventory, a $5.8 million net outflow of non-cash expenses and a $3.6 million increase in trade accounts payable. We used $41.2 million in investing activities during the year to date period ended June 30, 2015, consisting of $27.1 million, net of cash acquired used to acquire Excelvision AG, $15.6 million used to acquire fixed assets and $0.8 million for the payment of intangible assets, partially offset by $2.4 million from the sales of investments in available-for-sale securities.  Financing activities provided us with $46.5 million consisting of $59.9 million generated from employee stock plan activity and proceeds under various options exercises, partially offset by $5.2 million of debt repayment related to the Hi-Tech and VersaPharm acquisitions, $6.5 million related to the payment of contingent liabilities in the period and $1.7 million from the payment of debt financing costs incurred due to the consent waivers obtained in the period.

As of June 30, 2016, we had no outstanding loans under our $150.0 million JPM Revolving Facility, and one outstanding letter of credit for $1.5 million.  Our borrowing availability under the JPM Revolving Facility as of June 30, 2016 was $148.5 million.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the U.S., India and Switzerland. Most notably we have previously and continue to expend significant amounts in order to gain compliance with FDA requirements at our India facility. Furthermore, the Company is currently and expects to further expend significant amounts in order to comply with the Federal Drug Supply Chain Security Act by the implementation date in November 2017

[35]

and also intends to increase research and development spend through increased headcount. Additionally, the Company may utilize significant amounts of capital to repurchase stock in accordance with the Share Repurchase Program. Our cash obligations include the principal and interest payments due on our Existing Term Loan and Incremental Term Loans, plus any amount we may borrow under the JPMorgan Facility (as described throughout this Report). We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

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

Incremental Term Loan

On August 12, 2014, we completed the VersaPharm Acquisition for a purchase price of approximately $440 million in cash, net of working capital adjustments.  The acquisition was financed primarily through a $445.0 million incremental term loan.  The Incremental Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 – Financing Arrangements for additional information about the Incremental Term Loan.

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

Credit Facility

JPMorgan Credit Agreement

On April 17, 2014, concurrent with entering into the ExistingTerm Loan, we entered into a $150.0 million revolving credit facility with JPMorgan.  Please refer to Note 8 – Financing Arrangements for additional information about the JPMorgan Credit Agreement.

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

The Company consolidates the financial statements of its foreign subsidiary in accordance with ASC 830 - Foreign Currency Matters, under which the statement of operations amounts are translated from Indian rupees (“INR”) to U.S. dollars (“USD”) and Swiss Francs (“CHF”) to USD at the average exchange rate during the applicable period, while balance sheet amounts are generally translated at the exchange rate in effect as of the applicable balance sheet date.  Cash flows are translated at the average exchange rate in place during the applicable period.  Differences arising from foreign currency translation are included in accumulated other comprehensive loss and are carried as a separate component of equity on our condensed consolidated balance sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

[36]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information reported under Part II, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of and for the six months ended June 30, 2016.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in our Form 10-K for the year ended December 31, 2015 as filed on May 10, 2016, our disclosure controls and procedures were not effective as of and for the six months ended June 30, 2016.

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

In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting, which still exist as of and for the six months ended June 30, 2016, due to ongoing remediation and testing procedures. In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources to improve our control environment and to remedy the identified material weaknesses.

We are in the process of completing the design and implementation of the appropriate controls to fully remediate the material weaknesses. In addition, the Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until all remedial actions as described fully in our Form 10-K filed for the year ended December 31, 2015, as filed on May 10, 2016, including the efforts to implement and test the necessary control activities we identified, are fully completed, the material weaknesses identified will continue to exist.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of and for the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

With respect to the material weaknesses that were identified in the Form 10-K for the year ended December 31, 2015, there have been no significant changes in our internal control over financial reporting. Our leadership team, together with other senior executives, continues to implement remedial actions to address the material weaknesses identified in our Form 10-K for the year ended December 31, 2015. We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency.

[37]

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

Our announced stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In July 2016, the Board authorized a stock repurchase program (the "Stock Repurchase Program"). The Company may effect repurchases under the Stock Repurchase Program from time to time in the open market, in privately negotiated transactions or otherwise, including accelerated stock repurchase arrangements. The timing and actual number of shares repurchased under the Stock Repurchase Program depends on a variety of factors, including the timing of open trading windows, price, corporate and regulatory requirements and other market conditions. Repurchases pursuant to such program could affect our stock price and increase its volatility. The program will not obligate the Company to repurchase any dollar amount or number of shares of common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will occur or that if they do, that they will enhance stockholder value as the market price of our common stock may decline below the levels at which we repurchased shares of common stock. In addition, short-term stock price fluctuations could reduce the program’s effectiveness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[38]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: August 4, 2016

[39]

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016, filed on August 4, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[40]