Form 10-Q
period 2016-09-30
AKORN INC
filed 2016-11-03
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
At October 28, 2016, there were 125,240,731 shares of common stock, no par value, outstanding.

[1]

[2]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$174,050	$346,266
Trade accounts receivable, net	262,999	150,621
Inventories, net	179,679	185,316
Available-for-sale securities, current	1,143	5,941
Prepaid expenses and other current assets	26,326	19,988
TOTAL CURRENT ASSETS	644,197	708,132
PROPERTY, PLANT AND EQUIPMENT, NET	216,041	179,614
OTHER LONG-TERM ASSETS
Goodwill	284,584	284,710
Product licensing rights, net	601,237	653,628
Other intangibles, net	208,834	211,361
Deferred tax assets	5,038	4,207
Long-term investments	114	129
Other non-current assets	866	764
TOTAL OTHER LONG-TERM ASSETS	1,100,673	1,154,799
TOTAL ASSETS	$1,960,911	$2,042,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$55,172	$46,019
Purchase consideration payable	4,987	4,967
Income taxes payable	4,762	23,670
Accrued royalties	12,724	19,378
Accrued compensation	18,552	15,866
Current maturities of long-term debt (net of current deferred financing costs)	—	52,779
Accrued administrative fees	31,418	37,094
Accrued expenses and other liabilities	27,879	31,603
TOTAL CURRENT LIABILITIES	155,494	231,376
LONG-TERM LIABILITIES:
Long-term debt (net of non-current deferred financing costs)	808,675	994,033
Deferred tax liability	176,814	188,808
Other long-term liabilities	9,932	6,763
TOTAL LONG-TERM LIABILITIES	995,421	1,189,604
TOTAL LIABILITIES	1,150,915	1,420,980
SHAREHOLDERS’ EQUITY
Common stock, no par value – 150,000,000 shares authorized; 125,234,041 and 119,427,471 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	521,268	458,659
Retained earnings	306,836	180,048
Accumulated other comprehensive loss	(18,108)	(17,142)
TOTAL SHAREHOLDERS’ EQUITY	809,996	621,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,960,911	$2,042,545
 See notes to condensed consolidated financial statements.

[3]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net	$284,095	$256,801	$833,176	$705,099
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	113,868	93,789	328,159	283,517
GROSS PROFIT	170,227	163,012	505,017	421,582

Selling, general and administrative expenses	47,074	45,031	150,131	110,225
Acquisition-related costs	23	230	356	1,712
Research and development expenses	10,618	10,439	28,965	30,303
Amortization of intangible assets	16,474	16,545	49,422	49,206
Impairment of intangible assets	9,210	—	9,368	—
TOTAL OPERATING EXPENSES	83,399	72,245	238,242	191,446

OPERATING INCOME	86,828	90,767	266,775	230,136
Amortization of deferred financing costs	(1,304)	(1,086)	(9,487)	(3,108)
Interest expense, net	(10,344)	(12,652)	(32,630)	(39,367)
Bargain purchase gain	—	—	—	849
Other non-operating income (expense), net	34	(3,014)	(2,597)	(5,809)

INCOME BEFORE INCOME TAXES	75,214	74,015	222,061	182,701
Income tax provision	27,305	26,048	70,273	64,688

CONSOLIDATED NET INCOME	$47,909	$47,967	$151,788	$118,013
CONSOLIDATED NET INCOME PER SHARE
CONSOLIDATED NET INCOME PER SHARE, BASIC	$0.38	$0.40	$1.24	$1.02
CONSOLIDATED NET INCOME PER SHARE, DILUTED	$0.38	$0.39	$1.21	$0.96

SHARES USED IN COMPUTING NET INCOME PER SHARE
BASIC	125,855	119,260	122,232	116,162
DILUTED	126,334	125,891	126,065	125,738

COMPREHENSIVE INCOME
Consolidated net income	$47,909	$47,967	$151,788	$118,013
Unrealized holding gain (loss) on available-for-sale securities, net of tax of $125 and $163 for the three month periods ended September 30, 2016 and 2015, and ($450) and ($51) for the nine month periods ended September 30, 2016 and 2015, respectively.	(212)	(277)	763	(87)
Foreign currency translation gain (loss), net of tax of ($591) and $1,714 for the three month periods ended September 30, 2016 and 2015 and ($194) and $731 for the nine month periods ended September 30, 2016 and 2015, respectively.	1,276	(3,332)	837	(1,419)
Pension liability adjustment gain (loss), net of tax of $0 for the three month period ended September 30, 2016 and $694 for the nine month period ended September 30, 2016, respectively.	161	—	(2,566)	—
COMPREHENSIVE INCOME	$49,134	$44,358	$150,822	$116,507
See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In Thousands)

	Shares	Common Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total
BALANCES AT DECEMBER 31, 2015	119,427	$458,659	$180,048	$(17,142)	$621,565
Consolidated net income			151,788		151,788
Common stock repurchases	(901)		(25,000)		(25,000)
Exercise of stock options	1,914	13,050			13,050
Compensation and share issuances related to restricted stock awards		2,933			2,933
Stock-based compensation expense		8,349			8,349
Foreign currency translation loss				837	837
Other stock compensation		(779)			(779)
Unrealized holding gain on available-for-sale securities				763	763
Convertible note conversions	4,933	43,214			43,214
Akorn AG pension liability adjustment				(2,566)	(2,566)
Stock compensation plan withholdings for employee taxes	(139)	(4,158)			(4,158)
BALANCES AT SEPTEMBER 30, 2016 (unaudited)	125,234	$521,268	$306,836	$(18,108)	$809,996
See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income	$151,788	$118,013
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	65,985	63,835
Amortization of debt financing costs	9,456	3,576
Impairment of intangible assets	9,368	2,627
Amortization of favorable contracts	—	53
Amortization of inventory step-up	—	4,682
Non-cash stock compensation expense	11,282	9,270
Non-cash interest expense	770	2,342
Deferred income taxes, net	(13,346)	(27,579)
Excess tax benefit from stock compensation	—	(47,997)
Non-cash gain on bargain purchase	—	(849)
Loss on extinguishment of debt	—	1,211
Loss on sale of available-for-sale securities	45	238
Other	(765)	—
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(112,252)	52,056
Inventories, net	5,744	(41,177)
Prepaid expenses and other current assets	(6,349)	15,442
Trade accounts payable	5,698	9,357
Accrued expenses and other liabilities	(31,803)	86,999
NET CASH PROVIDED BY OPERATING ACTIVITIES	$95,621	$252,099
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	—	(26,908)
Proceeds from disposal of assets	5,966	2,459
Payments for other intangible assets	(3,875)	(3,135)
Purchases of property, plant and equipment	(48,884)	(21,628)
NET CASH USED IN INVESTING ACTIVITIES	$(46,793)	$(49,212)
FINANCING ACTIVITIES:
Net proceeds under stock option and stock purchase plans	8,891	11,917
Debt financing costs	(5,128)	(4,457)
Payment of contingent acquisition liabilities	—	(6,492)
Debt payments	(200,000)	(7,838)
Common stock repurchases	(25,000)	—
Excess tax benefit from stock compensation	—	47,997
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(221,237)	$41,127
Effect of exchange rate changes on cash and cash equivalents	193	(228)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(172,216)	$243,786
Cash and cash equivalents at beginning of period	346,266	70,679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,050	$314,465
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$33,022	$38,614
Amount paid (refunded) for income taxes, net	$103,103	$(4,064)
Non-cash conversion of convertible notes to common shares	$43,214	$43,309
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

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We also operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois; Copiague, New York; and Cranbury, New Jersey. Subsequent to the quarter ended September 30, 2016, we exited our previous R&D center in Warminster, Pennsylvania. We also have other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

During the three and nine months ended September 30, 2016 and 2015, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Note 10 - “Segment Information.”

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed on May 10, 2016.

The Company has considered the accounting and disclosure of events occurring after the balance sheet date of September 30, 2016 through the filing date of this Form 10-Q.

Certain prior-period amounts have been reclassified to conform to current-period presentation including current and non-current deferred tax assets and liabilities and short-term and long-term deferred financing fee and debt disclosure on the condensed consolidated balance sheet.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly-owned domestic and foreign subsidiaries.  All inter-company transactions, balances and long-term intercompany loans or notes have been eliminated in consolidation, and the financial statements of Akorn India Private Limited ("AIPL") and Akorn AG (formerly "Excelvision AG" or "Hettlingen") have been translated from Indian Rupees to U.S. Dollars and Swiss Francs to U.S. dollars, respectively, based on the currency translation rates in effect either during the period or as of the date of consolidation, as applicable.  The Company has no involvement with variable interest entities.

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

For the three months ended September 30, 2016, the Company incurred a chargeback provision of $347.1 million, or 44.1% of gross sales of $787.8 million, compared to $272.3 million, or 43.0% of gross sales of $633.6 million in the

[8]

prior year period. We note that the dollar and percentage increase in the comparative period was the result of gross sale increases and product mix shifts to products with higher chargeback expense percentages. The Company ensures that this rate as a percentage of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in the aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside of the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 360 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase by $0.7 million or decrease by $2.6 million if the ratio increases or decreases, respectively. Fundamentally, the BP change calculation is determined based on the 6-month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contacted and non-contracted indirect sales, we believe that the 6-month trend of the average ratio of sales subject to chargeback to indirect sales provides a representative basis for sensitivity analysis. However, the average change in the ratio of sales subject to chargeback to indirect sales in the last 6 months is immaterial. Accordingly, the BP change calculation for September 2016 is based on the difference between the lowest and highest ratio of sales subject to chargeback to indirect sales during the last 6 months.

As of and for the year to date period ended September 30, 2016, the Company determined that in order to more closely align with internal analysis of associated reserves it would adjust the allowances disclosure to separately report rebates from chargebacks and rebates for both net trade accounts receivable and gross sale adjustments and to consolidate administrative and other fees with rebates for purposes of reporting of gross to net revenue reserves. All prior period information, including as of and for the three and nine months ended September 30, 2015 have been recasted to reflect this disclosure change.

Rebates, Administrative and Other Fees: The Company maintains an allowance for rebates, administrative and other fees, related to contracts and other rebate programs that it has in place with certain customers. Rebate, administrative and other fee percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then applies the applicable rebate, administrative and other fee percentage, using both historical trends and actual experience to estimate its rebate, administrative fees and other allowances. The Company reduces gross sales and increases the rebate, administrative and other fees allowance by the estimated rebate, administrative and other fee amounts when the Company sells its products to eligible customers. The Company reduces these allowances when it processes a customer request for a rebate. At each balance sheet date, the Company analyzes the allowance for rebates, administrative and other fees against actual rebates processed and makes necessary adjustments as appropriate. The actual amounts processed can vary materially from period to period as discussed below.

The allowances for rebates, administrative and other fees further takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease, a credit may be given for product remaining in customer’s inventories at the time of the price reduction. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

Similar to rebates, the reserve for administrative and other fees represent those amounts processed related to contracts and other fee programs which have been in place with certain entities, but they are settled through cash payment to these entities and accordingly are accounted for as a current liability. Otherwise, administrative and other fees operate similarly to rebates.

For the three month period ended September 30, 2016 the Company incurred a rebate, administrative and other fees provision of $130.4 million, or 16.6% of gross sales of $787.8 million, compared to $83.1 million, or 13.1% of gross sales of $633.6 million in the prior year period. We note that the dollar and percentage increase in the comparative period was the result of gross sale increases and product mix shifts to products with higher rebate, administrative and other fee expense percentages. The Company ensures that this rate as a percentage of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that

[9]

could materially alter rebate, administrative and other fee rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in the aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in rebate, administrative and other fee reserves based on circumstances that are not fully outside of the Company’s control, for instance, the ratio of sales subject to rebate, administrative and other fees to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 360 BP change in the ratio of sales subject to rebate, administrative and other fees to indirect sales would increase by $0.1 million or decrease by $0.5 million if the ratio increases or decreases, respectively. Fundamentally, the BP change calculation is determined based on the 6-month trend of the average ratio of sales subject to rebate, administrative and other fees to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the 6-month trend of the average ratio of sales subject to rebate, administrative and other fees to indirect sales provides a representative basis for sensitivity analysis. However, the average change in the ratio of sales subject to rebate, administrative and other fees to indirect sales in the last 6 months is immaterial. Accordingly, the 360 BP change calculation for September 2016 is based on the difference between the lowest and highest ratio of sales subject to rebate, administrative and other fees to indirect sales during the last 6 months.

Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods. Provisions are made at the time of sale based upon historical experience. Historical factors such as one-time recall events as well as pending new developments like competitive product approvals or significant pricing movement that may impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the reserve required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the amount of wholesaler’s inventory to assess the magnitude of unconsumed product that may result in sales returns to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the pull through for sales of the Company’s products and ultimately impact the level of sales returns.

For the three month period ended September 30, 2016, the Company incurred a return provision of $8.0 million, or 1.0% of gross sales of $787.8 million, compared to $7.7 million, or 1.2% of gross sales of $633.6 million in the prior year period. We note that the dollar increase and percentage decrease in the comparative period was the result of gross sale increases partially offset by product mix shifts to products with lower return rates. The Company ensures that this rate as a percentage of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could decrease the return rate as typically the Company purchases smaller entities with less contracting power and integrates those product sales to Akorn contracts; changes in demand driven by customer's acquisitions and integrations, loss of contract status, or consumer preference for available substitutes; and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 1.25 month change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $4.5 million or decrease of $6.1 million of the return reserve expense if the lag increases or decreases, respectively. The average 1.25 months change in the lag from the time of sale to the time the product return is processed was determined based on the average variances of the last 3-month historical activities. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation represents a reasonable basis for sensitivity analysis.

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

[10]

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

Advertising and Promotional Allowances to Customers: The Company routinely sells its over-the-counter Consumer Health products to major retail drug chains.  From time to time, the Company may arrange for these retailers to run in-store promotional sales of the Company’s products.  The Company reserves an estimate of the dollar amount owed back to the retailer, recording this amount as a reduction to revenue at the later of the date on which the revenue is recognized or the date the sales incentive is offered. When the actual invoice for the sales promotion is received from the retailer, the Company adjusts its estimate accordingly.  Advertising and promotional expenses paid to customers are expensed as incurred in accordance with ASC 605-50 - Customer Payments and Incentives.

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to depreciation expense over their estimated useful lives or capital lease terms. If applicable, the amortization of assets under capital leases is also included within depreciation expense.

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

[11]

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

-
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company has no Level 2 assets or liabilities in any of the periods presented.

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$174,050	$174,050	$—	$—
Available-for-sale securities	1,143	1,107	—	36
Total assets	$175,193	$175,157	$—	$36

Purchase consideration payable	$4,987	$—	$—	$4,987
Total liabilities	$4,987	$—	$—	$4,987

[12]

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$346,266	$346,266	$—	$—
Available-for-sale securities	5,941	4,843	—	1,098
Total assets	$352,207	$351,109	$—	$1,098

Purchase consideration payable	$4,967	$—	$—	$4,967
Total liabilities	$4,967	$—	$—	$4,967

As of September 30, 2016, the Company was carrying available-for-sale investments in shares of Nicox. These shares of Nicox were initially valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate conversion of underlying shares received for the Company’s investment in an available-for-sale security, or an $1.7 million unrealized gain from the original costs basis of $10.8 million. During the years ended December 31, 2015 and 2014 the Company sold $2.6 million and $0.6 million, respectively of the available-for-sale securities. During the three and nine months ended September 30, 2016 the Company sold $0 and $6.0 million, respectively of the available-for-sale securities, realizing an immaterial loss through the sales and recognized a $0.4 million unrealized loss of the remaining investment as of September 30, 2016. The remaining $1.1 million of securities are subject to certain lockup provisions and as such, the fair value of the investment is estimated using observable and unobservable inputs to discount for lack of marketability.

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

[13]

upon the grant of stock options, restricted share units, or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s share based compensation expense for the three and nine month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and employee stock purchase plan	$3,410	$2,231	$8,349	$6,898
Restricted stock units	1,426	1,110	2,933	2,573
Total stock-based compensation expense	$4,836	$3,341	$11,282	$9,471

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan during the three and nine month periods ended September 30, 2016, and 2015, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	49%	43%	48%	43%
Expected life (in years)	4.7	4.8	4.7	4.8
Risk-free interest rate	0.97%	1.54%	1.12%	1.54%
Dividend yield	—	—	—	—
Fair value per stock option	$12.67	$17.73	$11.30	$17.63
Forfeiture rate	8%	8%	8%	8%

The table below sets forth a summary of activity within the 2014 Plan and the 2003 Plan for the nine months ended September 30, 2016:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2015	4,757	$20.33	3.41	$86,107
Granted	1,874	27.07
Exercised	(1,729)	7.55
Forfeited	(251)	28.75
Outstanding at September 30, 2016	4,651	$27.32	5.13	$15,164
Exercisable at September 30, 2016	1,393	$23.07	3.07	$9,845
(1) Prior to the quarter ended September 30, 2016,the Aggregate Intrinsic Value ("AIV") amount may have included immaterial amounts of potentially anti-dilutive options whose exercise price exceeded the closing stock price. Beginning with the quarter ended September 30, 2016, we have excluded the potentially anti-dilutive options in the calculation of the AIV and recast the outstanding AIV amount at December 31, 2015 in the table above. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and the timing and volume of option grants, exercises and forfeitures.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and nine months ended September 30, 2016, 0.2 million and 1.7 million stock options were exercised resulting in cash payments to the Company of $3.2 million and $13.0 million, respectively. These option exercises generated deductible expenses of $3.3 million and $39.8 million. During the three and nine months ended September 30, 2015, 5,000 and 2.5 million

[14]

stock options were exercised resulting in cash payments to the Company of $0.1 million and $10.2 million, respectively.  These option exercises generated deductible expenses of $0.1 million and $97.4 million, respectively.

From time to time the Company has granted restricted stock units to certain executives and members of its Board of Directors (“Directors”). During the three month period ended September 30, 2016, the Company instituted an additional, new Long-Term Incentive Plan for salaried (non-executive) employees intended to more consistently align the total compensation of salaried employees of the organization to Company results and increase the ownership mindset across the Company through the granting of stock options and restricted stock units. During the current period only restricted stock units were granted. These grants were calculated based on the average pay by employee class and vest ratably on the anniversary date of the grant over a four year period. All restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units are recognized as expense ratably over the vesting period of the grants.

The following is a summary of non-vested restricted stock unit activity:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Non-vested at December 31, 2015	253	$35.31
Granted	302	$29.50
Forfeited	(15)	$28.59
Vested	(118)	$34.95
Non-vested at September 30, 2016	422	$31.49

NOTE 4 — ACCOUNTS RECEIVABLE ALLOWANCES

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and is not specific to the Company. Depending on the product, the customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the customer (which in turn depends on the specific customer, each having its own pricing arrangement, which entitles it to a particular deduction). This process can lead to partial payments to the Company against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying condensed consolidated statements of comprehensive income. Additionally, with the exception of administrative and other fees, which is included as a current liability, the ending reserve balances are included in trade accounts receivable, net in the Company’s condensed consolidated balance sheets.

In the quarter ended June 30, 2016, the Company determined that in order to more closely align with internal analysis of associated reserves it would adjust the allowances disclosure to separately report rebates from chargebacks and rebates for both net trade accounts receivable and gross sale adjustments and to consolidate administrative and other fees with rebates for purposes of reporting of gross to net revenue reserves. All prior period information, including as of and for the three and nine months ended September 30, 2015 have been recast to reflect this disclosure change.

Net trade accounts receivable consists of the following (in thousands):

[15]

	September 30, 2016	December 31, 2015
Gross accounts receivable	$511,381	$466,570
Less reserves for:
Chargebacks	(72,129)	(91,844)
Rebates	(105,292)	(162,596)
Product returns	(56,808)	(48,333)
Discounts and allowances	(11,593)	(10,079)
Advertising and promotions	(1,345)	(1,518)
Doubtful accounts	(1,215)	(1,579)
Trade accounts receivable, net	$262,999	$150,621

The decrease in rebate reserves as a percentage of gross accounts receivables in the quarter ended September 30, 2016 is principally the result of the timing of the settlement of reserves against open customer deductions.

For the three and nine month periods ended September 30, 2016 and 2015, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross sales	$787,808	$633,634	$2,089,567	$1,808,958
Less adjustments for:
Chargebacks	(347,106)	(272,271)	(856,699)	(783,120)
Rebates, administrative and other fees	(130,429)	(83,098)	(321,718)	(258,348)
Product returns	(7,970)	(7,683)	(31,056)	(19,154)
Discounts and allowances	(15,014)	(11,744)	(40,185)	(37,410)
Advertising, promotions and others	(3,194)	(2,037)	(6,733)	(5,827)
Revenues, net	$284,095	$256,801	$833,176	$705,099

NOTE 5 — INVENTORIES, NET

The components of inventories are as follows (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$75,548	$76,512
Work in process	9,450	8,905
Raw materials and supplies	94,681	99,899
Inventories, net	$179,679	$185,316

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at September 30, 2016 and December 31, 2015 was reported net of these reserves of $34.5 million and $21.5 million, respectively. The increase in inventory reserves in the period was primarily due to increased reserves for slow-moving and obsolete finished goods inventory due to changing customer dynamics and product sales trends and increased raw material reserves due to individual product inventory reserves.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following (in thousands):

[16]

	September 30, 2016	December 31, 2015
Land and land improvements	$17,856	$17,409
Buildings and leasehold improvements	89,078	85,767
Furniture and equipment	155,216	142,885
Sub-total	262,150	246,061
Accumulated depreciation	(103,464)	(87,086)
Property, plant and equipment in service, net	$158,686	$158,975
Construction in progress	57,355	20,639
Property, plant and equipment, net	$216,041	$179,614

At September 30, 2016 and December 31, 2015, property, plant and equipment, net, with a net carrying value of $62.0 million and $52.6 million, respectively, was located outside the United States at the Company’s manufacturing facilities in India and Switzerland. The increase in foreign property, plant and equipment and the increase in construction in progress in the period was largely the result of additional property, plant and equipment spend at our facility in India and costs capitalized to achieve compliance with the Federal Drug Supply Chain Security Act, respectively.

The Company recorded depreciation expense of $5.6 million and $5.1 million during the three month periods ended September 30, 2016 and 2015 and $16.5 million and $14.4 million during the nine month periods ended September 30, 2016 and 2015, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the nine months ended September 30, 2016 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2015	$16,717	$267,993	$284,710
Currency translation adjustments	—	(126)	(126)
Acquisitions	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Balances at September 30, 2016	$16,717	$267,867	$284,584

Product Licensing Rights, In-Process Research and Development (“IPR&D”), and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of September 30, 2016 and December 31, 2015, and the weighted average remaining amortization period as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

[17]

	Gross Amount	Accumulated Amortization	Reclass-ifications	Gross Impairment	Net Balance	Wtd Avg Remaining Amortization Period (years)
September 30, 2016
Product licensing rights	$790,143	$(177,181)	$—	$(11,725)	$601,237	10.3
IPR&D	186,932	—	—	—	186,932	N/A - Indefinite lived
Trademarks	16,000	(3,928)	—	—	12,072	18.0
Customer relationships	6,326	(3,835)	—	—	2,491	9.6
Other intangibles	11,235	(3,896)	—	—	7,339	6.1
Non-compete agreement	2,301	(2,301)	—	—	—	—
	$1,012,937	$(191,141)	$—	$(11,725)	$810,071
December 31, 2015
Product licensing rights	$782,269	$(132,642)	$38,000	$(34,000)	$653,627	13.2
IPR&D	227,559	—	(38,000)	(2,627)	186,932	N/A - Indefinite lived
Trademarks	16,000	(2,982)	—	—	13,018	21.8
Customer relationships	6,493	(3,716)	—	—	2,777	11.7
Other intangibles	11,235	(2,600)	—	—	8,635	7.9
Non-compete agreement	2,167	(2,167)	—	—	—	—
	$1,045,723	$(144,107)	$—	$(36,627)	$864,989

The Company recorded amortization expense of $16.5 million and $16.5 million during the three month periods ended September 30, 2016 and 2015, and $49.4 million and $49.2 million during the nine month periods ended September 30, 2016 and 2015, respectively. The Company also recognized impairment of intangible assets due to changing market dynamics in the nine month period ended September 30, 2016 of $9.4 million related to three product licensing rights which were net of accumulated amortization at the impairment date, which represents the variance from the gross impairment figure in the table above and in the nine month period ended September 30, 2015 the Company recognized $2.6 million of abandonment of IPR&D (which was recognized in R&D expense) associated with two IPR&D projects acquired in the VersaPharm acquisition.

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

The Incremental Term Loan Facility required quarterly principal repayment equal to 0.25% of the initial loan amount of $445.0 million beginning with the first full quarter following the closing date of the Incremental Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement or April 16, 2021.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Incremental Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Incremental Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  On February 16, 2016 the Company made a voluntary prepayment of its Incremental Term Loan Facility of $85.2 million which settled all future quarterly principal repayments as denoted above until the date of the closing of the Incremental Term Loan Agreement or April 16, 2021 although future voluntary principal repayments are permitted. Effected for the principal repayment, as of September 30, 2016 outstanding debt under the

[18]

Incremental Term Loan Facility was $354.3 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

On November 13, 2015 the Company again modified the Incremental Term Loan Facility with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the fiscal year 2014 financial statement restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. Through the May 20, 2015 and November 13, 2015 debt modifications and related amortization, unamortized deferred financing fees were $10.7 million as of December 31, 2015. During the nine months ended September 30, 2016 the Company incurred an additional $2.2 million of financing costs related to the 2014 restatement that ended on May 10, 2016. During the three and nine month periods ended September 30, 2016, the Company amortized $0.5 million and $3.9 million, respectively of the total incremental term loan costs, as compared to the $0.4 million and $1.3 million amortized during the three and nine month periods ended September 30, 2015, resulting in $8.9 million of deferred financing fees remaining at September 30, 2016. The increase in amortization of deferred financing fees in the current year to date period as compared to the prior year to date period was principally the result of the deferred financing fee amortization associated with the voluntary principal repayment and increased amortization of costs due to consent modifications made during the year to date period. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the incremental term loan, our spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended September 30, 2016, the Company was a Ratings Level I for the Incremental Term Loan Facility.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended September 30, 2016 and 2015, the Company recorded interest expense of $4.8 million and $5.0 million, respectively in relation to the Incremental Term Loan Agreement, while for the nine month periods ended September 30, 2016 and 2015, the Company recorded interest expense of $13.7 million and $14.9 million, respectively in relation to the Incremental Term Loan Agreement.

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

[19]

The Existing Term Loan Agreement required quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Existing Term Loan Agreement at any time, or from time to time, subject to prior notice to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Existing Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  On February 16, 2016 the Company made a voluntary prepayment of its Existing Term Loan Facility of $114.8 million which settled all future quarterly principal repayments as denoted above until the date of the closing of the Existing Term Loan Agreement or April 16, 2021, although future voluntary principal repayments are permitted. Effected for the principal repayment, as of September 30, 2016 outstanding debt under the term Existing Term Loan facility was $477.7 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

On November 13, 2015 the Company again modified the Existing Term Loan Facility with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the fiscal year 2014 financial statement restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. Through the May 20, 2015 and November 13, 2015 debt modifications and related amortization, unamortized deferred financing fees were $16.1 million as of December 31, 2015. During the nine months ended September 30, 2016 the Company incurred an additional $2.9 million of financing costs related to the 2014 restatement that ended on May 10, 2016. During the three and nine month periods ended September 30, 2016, the Company amortized $0.7 million and $5.2 million, respectively of the total existing term loan costs, as compared to the $0.5 million and $1.3 million amortized during the three and nine month periods ended September 30, 2015, resulting in $13.8 million of existing deferred financing fees remaining at September 30, 2016. The increase in amortization of deferred financing fees in the current year to date period as compared to the prior year to date period was principally the result of the deferred financing fee amortization associated with the voluntary principal repayment and increased amortization of costs due to consent modifications made during the year to date period. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the existing term loan, our spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended September 30, 2016, the Company was a Ratings Level I for the Existing Term Loan Facility.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended September 30, 2016 and 2015, the Company recorded interest expense of $6.4 million and $6.8 million, respectively in relation to the Existing Term Loan, while for the nine month periods ended September 30, 2016 and 2015, the Company recorded interest expense of $18.5 million and $20.5 million, respectively in relation to the Existing Term Loan.

JPMorgan Credit Facility

[20]

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

[21]

(b)	Ratio of EBITDA to fixed charges of no less than 1.00 to 1.00 (measured quarterly for the trailing 4 quarters).

As of September 30, 2016 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At September 30, 2016, there were no outstanding borrowings and one outstanding letter of credit in the amount of $2.2 million under the JPM Revolving Facility. Availability under the facility as of September 30, 2016 was $147.8 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

Convertible Notes

On June 1, 2011, the Company issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) which included $20.0 million in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes were governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were $115.3 million, after deducting underwriting fees and other related expenses.

The Notes had a maturity date of June 1, 2016 and paid interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, with the first interest payment completed on December 1, 2011.  The Notes were convertible into shares of the Company’s common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which was equivalent to an initial conversion rate of 114.1553 shares per $1,000 principal amount of Notes, subject to adjustment for certain events described in the Indenture.

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  The Notes remained convertible for each successive quarter, up to and including the maturity date of June 1, 2016, as a result of meeting the trading price requirement at the end of each prior quarter. During the years ended December 31, 2015 and 2014, $44.3 million and $32.5 million of this convertible debt was converted at the holder’s request which resulted in recognition of losses of $1.2 million and $1.0 million, due to the conversions, respectively. In the three month period ended June 30, 2016, the remaining $43.2 million of debt was converted at the holder's request, resulting in complete conversion of the Notes.

As a result of the complete conversion in the second quarter of 2016, the Company recorded the following expenses in relation to the Notes for the three and nine months ended September 30, 2016 and 2015:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expense Description
Interest expense at 3.5% coupon rate (1)	$—	$391	$687	$1,795
Debt discount amortization	—	445	750	1,975
Amortization of deferred financing costs	—	80	136	357
Loss on Conversion	—	23	—	1,221
	$—	$939	$1,573	$5,348

(1)
As a result of the restatement of the 2014 financial data and the resultant delays in filings of the 2015 financial statements the Company was required to remit an additional 0.5% interest penalty to all holders of the convertible notes from January 1, 2016 to April 5, 2016 and a lump sum payment equal to 0.25% of the principal balance held by consenting holders of the convertible notes as of April 6, 2016.

[22]

Aggregate cumulative maturities of long-term obligations (including the incremental and existing term loans and the JPM revolver) as of September 30, 2016 are:

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

Previously, diluted net income per share assumed the principal amount of the Convertible Notes would be cash settled and any conversion spread would be settled using common shares, as the Company has the choice of settling either in cash or shares. The Company had demonstrated a past practice and intent of cash settlement for the principal and stock settlement of the conversion spread. As a result, earnings per share calculations for periods ended prior to and including September 30, 2014 only included the assumption of conversion to common shares for the convertible spread. During the quarter ended December 31, 2014, the Company changed its practice of cash settlement and settled redemptions using common shares for both the principal and conversion spread and accordingly, earnings per share amounts were calculated using the if-converted method. For the nine month periods ended September 30, 2016 and for the three and nine month periods ended September 30, 2015, the earnings per share amounts were calculated using the if-converted method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that have a strike price less than the market price as of September 30, 2016, (ii) unvested RSUs, and (iii) weighted-average shares potentially issuable upon conversion of the Notes that matured on June 1, 2016.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$47,909	$47,967	$151,788	$118,013
Convertible debt income adjustments, net of tax	—	580	1,047	2,614
Net income adjusted for convertible debt as used for diluted earnings per share	$47,909	$48,547	$152,835	$120,627
Net income per share:
Basic	$0.38	$0.40	$1.24	$1.02
Diluted (1)	$0.38	$0.39	$1.21	$0.96
Shares used in computing net income per share:
Weighted average basic shares outstanding	125,855	119,260	122,232	116,162
Dilutive securities:
Stock option and unvested RSUs	479	1,529	1,137	1,761
Shares issuable upon conversion of the notes	—	5,102	2,696	7,815
Total dilutive securities	479	6,631	3,833	9,576
Weighted average diluted shares outstanding	126,334	125,891	126,065	125,738

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	3,345	973	3,079	809

(1)
As a result of the Company's expectation that it would likely settle all future note conversions in shares of the Company's common stock, the diluted income from continuing operations per share calculation for the periods prior to

[23]

the complete conversion of the convertible debt on June 1, 2016, included the dilutive effect of convertible debt and was offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $0.6 million, after-tax for the three month period ended September 30, 2015 and the exclusion of $1.0 million and $2.6 million, after-tax for the nine month periods ended September 30, 2016 and 2015, respectively.

NOTE 10 — SEGMENT INFORMATION

During the three and nine month periods ended September 30, 2016 and 2015, respectively, the Company reported results for the following two reportable segments:

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

Selected financial information by reportable segment is presented below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net:
Prescription Pharmaceuticals	$268,880	$240,995	$784,644	$657,611
Consumer Health	15,215	15,806	48,532	47,488
Total revenues, net	284,095	256,801	833,176	705,099

Gross Profit:
Prescription Pharmaceuticals	163,300	155,242	482,427	397,330
Consumer Health	6,927	7,770	22,590	24,252
Total gross profit	170,227	163,012	505,017	421,582

Operating expenses	83,399	72,245	238,242	191,446

Operating income	86,828	90,767	266,775	230,136
Other expense	(11,614)	(16,752)	(44,714)	(47,435)

Income before income taxes	$75,214	$74,015	$222,061	$182,701

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

[24]

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

During the nine months period ended September 30, 2016, the Company recorded no acquisition-related expenses in connection with the Akorn AG Acquisition, while during the nine month periods ended September 30, 2015, the Company recorded $0.2 million in acquisition-related expenses in connection with the Akorn AG Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed consolidated statement of comprehensive income.

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

Through its acquisition of Excelvision AG the Company recognized a bargain purchase gain of $0.9 million which was largely derived from the difference between the fair value and the book value of the property and equipment acquired through the acquisition. This bargain purchase gain has been recognized within net income for the nine month period ended September 30, 2015.

During the three month periods ended September 30, 2016 and 2015, the Company recorded net revenue of approximately $2.5 million and $6.4 million related to external customer sales from the Akorn AG, while for the nine month periods ended September 30, 2016 and 2015, the Company recorded net revenue of approximately $13.1 million and $21.7 million, respectively related to external customer sales from the Akorn AG location subsequent to acquisition.

Other Strategic Investments

[25]

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

On October 22, 2014, Nicox shareholders voted at the Nicox General Meeting to approve the Aciex Acquisition. The transaction was consummated on October 24, 2014, following the completion of certain legal conditions and formalities. As consideration for its carried investment in Aciex, the Company received from the Aciex Acquisition pro-rata shares of Nicox which are publicly traded on the Euronext Paris exchange. Through the closing the Company received 4.3 million shares of Nicox which were subject to certain lockup provisions preventing immediate sale of underlying shares received.

Through the years ended December 31, 2015 and 2014, the Company sold 1.1 million and 0.2 million unrestricted shares for $2.6 million and $0.6 million, realizing a loss of $0.2 million and an immaterial gain on the sale of shares, respectively. During the three and nine months ended September 30, 2016 the Company sold $0 and $6.0 million, respectively of the available-for-sale securities, realizing an immaterial loss.

In accordance with ASC 820 - Fair Value Measurement, the Company records unrealized holding gains and losses on available-for-sale securities in the “Accumulated other comprehensive income” caption in the condensed consolidated Balance Sheet.  As of September 30, 2016, the Company recognized an unrealized holding loss of $0.4 million as calculated based on the discounted value of the investment given the contractual lockup provisions. The Company has determined that all of the $1.1 million of unrealized fair value associated with the investment is available to be converted to cash within one year from the balance sheet date and has been classified as a current asset.

Other Individually Insignificant Product Acquisitions

During the three months ended September 30, 2016 and 2015, the Company paid $0.5 million and $2.3 million, respectively, while during the nine months ended September 30, 2016 and 2015, the Company paid $3.9 million and $3.1 million, respectively, for the acquisition of drug product licensing rights (New Drug, Abbreviated New Drug and Abbreviated New Animal Drug Application rights) which were not individually significant. No assets were acquired other than the drug rights, and no liabilities were assumed.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

The Company is subject to certain due-course complaints and claims arising out of its business, typically brought by competitors, suppliers, customers and others. In accordance with ASC 450 - Contingencies, the Company records reserves when loss is probable and the amount of loss can be reasonably estimated. As such, the Company believes that it has provided adequate reserves and that any matters currently pending will not materially affect the condensed, consolidated financials of the Company as of the period end.

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

[26]

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

Year ending December 31,	Amount
2016	$2,590
2017	7,438
2018	3,781
2019 and Beyond	—
Total	$13,809

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

Shareholder and Derivative Litigation. On March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., at el., in the federal district court of Northern District of Illinois, No. 15-cv-1944. The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmacal Co., Inc. and VersaPharm, Inc. A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15- cv-3921, was filed on May 4, 2015 making similar allegations. On August 24, 2015, the two cases were consolidated and a lead plaintiff group appointed in In re Akorn, Inc. Securities Litigation. On July 6, 2016, the lead plaintiff group filed a consolidated amended complaint making similar allegations against the Company and an officer and former officer of the Company. The consolidated amended complaint seeks damages on behalf of the putative class. On August 9, 2016, the defendants filed a motion to dismiss the case.

The Company's Board of Directors also received shareholder demand letters and four shareholder derivative lawsuits have been filed alleging breaches of fiduciary duty and other claims in connection with the Company's accounting for its acquisition and restatement of its financials. The demands request that legal action be taken against certain of the Company’s directors and officers or former officers and other actions. The Company’s Board of Directors formed a special committee to conduct an inquiry into the demand allegations and to provide its conclusions and recommendations to the Board. The Board has completed that process and concluded that it would not be in the best interest of the Company to pursue such claims.

Two of the derivative lawsuits, Safriet v. Rai, et al., No. 15-cv-7275, and Glaubach v. Kapoor, et al., No. 15- cv-11129, were filed in the Northern District of Illinois. These cases have been stayed pending anticipated rulings on the defendants' motion to dismiss in In re Akorn, Inc. Securities Litigation. A third lawsuit, Kogut v. Akorn, Inc., et al., No 646174, was filed in Louisiana state court in the Nineteenth Judicial Circuit Court, Parish of East Baton Rouge, on March 8, 2016. On September 23, 2016, the Company filed a motion to dismiss the case. A fourth lawsuit, Miller v. Rai, et al., No. 16 CH 1363, was filed on September 8, 2016 in Illinois state court in the Circuit Court of Lake County. On October 17, 2016, defendants filed a motion to dismiss the case.

Fera Pharmaceuticals, LLC v. Akorn Inc., Sean Brynjelsen, and Michael Stehn, in the United States District Court for the Southern District of New York, Case No. 12-cv-07692-LLS. Fera Pharmaceuticals, LLC ("Fera") filed this action on September 12, 2012. The defendants in the case are the Company and two of its employees, Sean Brynjelsen and Michael Stehn. The amended complaint generally alleges that the Company breached certain terms of a contract manufacturing supply agreement by, among other things, failing to manufacture Fera's products, raising the manufacturing cost, and impermissibly

[27]

terminating the contract. In addition, Fera alleges that the Company misappropriated Fera's trade secrets in order to manufacture Erythromycin and Bacitracin for its own benefit. The counts in the amended complaint are for (1) breach of contract, (2) misappropriation of trade secrets, (3) fraudulent inducement, and (4) declaratory and injunctive relief. Fera seeks $135 million in compensatory damages, an additional, unspecified amount in punitive damages, and injunctive relief restraining the Company from selling the products at issue in the case. The Company filed a counterclaim against Fera and certain affiliates, as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations. The case is still in the discovery phase, and no trial date has been scheduled. The Company disputes Fera's allegations and intends to vigorously contest them.

State of Louisiana v. Abbott Laboratories, Inc., et al., On behalf of the State of Louisiana, the Louisiana Attorney General filed suit, Number 624,522, Nineteenth Judicial District Court, Parish of East Baton Rouge, against 54 separate defendants, including Hi-Tech Pharmacal in Louisiana state court. Louisiana's complaint alleges that the defendants violated various Louisiana statutes and state common laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and other drug products that were allegedly ineligible for reimbursement. The defendants filed exceptions of no cause of action and no right of action in response to Louisiana’s amended complaint. In a judgment entered on October 2, 2015, the trial court sustained the defendants' exception of no right of action, which dismissed all of Louisiana's claims. Louisiana sought appellate review of the court's decision by filing an appeal and corresponding application for supervisory writs in the First Circuit Court of Appeal in Louisiana. On October 21, 2016, the First Circuit Court of Appeal affirmed in part and reversed in part the trial court’s decision, finding that the State could not pursue the four common law claims included in the State’s complaint but that the State could pursue the two statutory claims included in the complaint. The defendants may seek to appeal the aspect of the First Circuit’s decision reversing the trial court’s decision by filing an application for supervisory writs with the Louisiana Supreme Court. The Company disputes the allegations and intends to vigorously contest the matter.

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

[28]

The following table sets forth the percentage of the Company’s gross and net sales for the three and nine month periods ended September 30, 2016 and 2015, and gross accounts receivable as of September 30, 2016 and December 31, 2015, attributable to the Big 3 Wholesalers:

	Three Months Ended September 30,		Nine Months Ended September 30,
Big 3 Wholesalers combined:	2016	2015	2016	2015
Percentage of gross sales	77%	76%	77%	78%
Percentage of net sales revenues	75%	66%	71%	69%

	September 30, 2016	December 31, 2015
Percentage of gross trade accounts receivable	83%	83%

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

No individual supplier represented 10% or more of the Company’s purchases in any of the three and nine month periods ended September 30, 2016 or 2015.

Product Concentrations

In the three and nine month periods ended September 30, 2016, one unapproved Prescription Pharmaceutical product represented approximately 23% and 21% of the Company’s total net sales revenue, respectively. Comparatively, in the three and nine month periods ended September 30, 2015, none of the Company's products represented greater than 10% of the Company's total net sales revenue. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing portfolio.

NOTE 14 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

[29]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income before income taxes	$75,214	$74,015	$222,061	$182,701
Income tax provision	27,305	26,048	70,273	64,688
Net income	$47,909	$47,967	$151,788	$118,013

Income tax provision as a percentage of income before income taxes	36.3%	35.2%	31.6%	35.4%

During the three month periods ended September 30, 2016 and 2015, the Company recorded an income tax provision of $27.3 million and $26.0 million, or 36.3% and 35.2% of income before income tax, respectively, while during the nine month periods ended September 30, 2016 and 2015, the Company recorded an income tax provision of $70.3 million and $64.7 million, or 31.6% and 35.4% of income before income tax in the applicable periods, respectively. The decline in the income tax provision rate as a percentage of income before income tax in the year to date period ended September 30, 2016 was principally the result of the adoption of ASU 2016-09 - Compensation - Stock Compensation in the period, which resulted in the recognition of reduced income tax expense resulting from the stock option exercises in the period.

As of September 30, 2016, the Company could not conclude that it was more likely than not that tax benefits from certain foreign net operating losses would be realized.  Accordingly, as of the nine months ended September 30, 2016, the Company increased its valuation allowance to $11.2 million for certain of the losses at its Indian subsidiary and the entire amount of the loss at its Swiss subsidiary, compared to a valuation allowance of $8.8 million as of December 31, 2015.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $1.7 million and $2.3 million related to uncertain tax positions as of September 30, 2016 and December 31, 2015, respectively.  If recognized, of the $1.7 million of uncertain tax positions as of September 30, 2016, $0.9 million of these tax positions will impact the Company’s effective rate with the remaining $0.8 million affecting goodwill.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the three month periods ended September 30, 2016 and 2015, the Company obtained legal services totaling $0.3 million and $0.4 million, while during the nine month periods ended September 30, 2016 and 2015, the Company obtained legal services totaling $0.9 million and $1.1 million respectively, of which $0.2 million and $0.1 million was payable as of September 30, 2016 and 2015, and $0.4 million was payable as of December 31, 2015, respectively to Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder.

NOTE 16 – NEW ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its statement of financial position or financial statement disclosures.

In May 2016, the FASB issued ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients. This standard amends the guidance in ASU 2014-09 to specifically provide a practical expiedent for reflecting contract modifications at transition. The effective date for ASU 2016-12 is the same as the effective date for ASU 2014-09, ASU 2015-14, ASU 2016-08

[30]

and ASU 2016-10. The Company is currently evaluating the impact that ASU 2016-12 will have on its statement of financial position or financial statement disclosures.

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

In August 2014, the FASB issued ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for financial statements issued for fiscal years ending after December 15, 2016, and interim periods thereafter. The Company is currently evaluating the impact that ASU 2014-15 will have on its statement of financial position or financial statement disclosures.

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

Recently adopted accounting pronouncements

[31]

In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. ASU 2016-09 was early adopted by the Company for the year beginning January 1, 2016 and resulted in various effects, most notably a reduction in income tax expense and tax provision rate due to stock option exercises in the three and nine months ended September 30, 2016.

In November 2015, the FASB issued ASU 2015-17 - Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes was early adopted by the Company for the year beginning January 1, 2016 resulting in the reclassification of the current portion of deferred tax assets to non-current deferred tax assets for both the quarter and year to date period ended September 30, 2016 and the year ended December 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 was adopted by the Company for the year beginning January 1, 2016 resulting in the reclassification of the deferred financing fees to the respective face value of debt outstanding for both the quarter and year to date period ended September 30, 2016 and the year ended December 31, 2015.

NOTE 17 – SHARE REPURCHASES

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

During the three and nine months ended September 30, 2016, the Company repurchased 0.9 million shares at an average price of $27.74 under open market transactions at prevailing market prices in accordance with Rule 10b-18. As of the period ended September 30, 2016, the Company had $175.0 million remaining repurchase authorization.

Companies incorporated under Louisiana law are subject to the Louisiana Business Corporation Act ("LBCA"). Provisions of the LBCA eliminate the concept of treasury stock and require that shares repurchased by a company are to be treated as authorized but unissued shares instead of treasury stock. As a result, all stock repurchases are presented as a reduction to issued and outstanding shares of common stock, the stated par value of common stock and retained earnings.

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

[33]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$268,880	94.6%	$240,995	93.8%	$784,644	94.2%	$657,611	93.3%
Consumer Health	15,215	5.4%	15,806	6.2%	48,532	5.8%	47,488	6.7%
Total revenues, net	284,095	100.0%	256,801	100.0%	833,176	100.0%	705,099	100.0%
Gross profit:
Prescription Pharmaceuticals	163,300	60.7%	155,242	64.4%	482,427	61.5%	397,330	60.4%
Consumer Health	6,927	45.5%	7,770	49.2%	22,590	46.5%	24,252	51.1%
Total gross profit	170,227	59.9%	163,012	63.5%	505,017	60.6%	421,582	59.8%
Operating expenses:
SG&A expenses	47,074	16.6%	45,031	17.5%	150,131	18.0%	110,225	15.6%
Acquisition-related costs	23	—%	230	0.1%	356	—%	1,712	0.2%
R&D expenses	10,618	3.7%	10,439	4.1%	28,965	3.6%	30,303	4.3%
Amortization of intangible assets	16,474	5.8%	16,545	6.4%	49,422	5.9%	49,206	7.0%
Impairment of intangible assets	9,210	3.2%	—	—%	9,368	1.1%	—	—%
Operating income	$86,828	30.6%	$90,767	35.3%	$266,775	32.0%	$230,136	32.6%
Other expense, net	(11,614)	(4.1)%	(16,752)	(6.5)%	(44,714)	(5.3)%	(47,435)	(6.7)%
Income before income taxes	75,214	26.5%	74,015	28.8%	222,061	26.7%	182,701	25.9%
Income tax provision	27,305	9.6%	26,048	10.1%	70,273	8.5%	64,688	9.2%
Net income	$47,909	16.9%	$47,967	18.7%	$151,788	18.2%	$118,013	16.7%

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Net revenue was $284.1 million during the three month period ended September 30, 2016, representing an increase of $27.3 million, or 10.6%, over our revenue of $256.8 million for the prior year three month period ended September 30, 2015. The increase in revenue in the quarter was primarily due to organic volume growth in comparison to the prior year quarter. Of the increase, organic revenues increased $27.5 million with $31.3 million, or 113.8% due to increased volumes as a result of recent product portfolio gains, partially offset by a $3.8 million revenue decline from price changes due to competitive pricing pressure which increased the gross to net revenue deductions given the nature of our business and industry. New product revenues increased $3.5 million, which was more than offset by a $3.7 million decline due to products discontinued during the interim period.

The Prescription Pharmaceuticals segment revenues of $268.9 million represented an increase of $27.9 million, or 11.6%, over the prior year quarter, with organic revenues accounting for $28.1 million of the increase. New or recently re-launched products revenues increased $3.5 million but were offset by discontinued products which decreased $3.7 million compared to the prior year quarter. The Consumer Health segment revenues of $15.2 million represented a decrease of $0.6 million, or 3.7%, over the prior year quarter due principally to organic revenue declines of over-the-counter products, due largely to pricing incentives, partially offset by private label product revenue gains.

Consolidated gross profit for the quarter ended September 30, 2016 was $170.2 million, or 59.9% of revenue, compared to $163.0 million, or 63.5% of revenue, in the corresponding prior year quarter.  The $7.2 million increase in gross profit dollars

[34]

was principally the result of the 10.6% increase in revenue in comparison to the prior period. The decline in the gross profit percentage is principally due to price declines within the generic product portfolio, unfavorable product mix shifts, and costs associated with price changes.  These declines were partially offset by increased volume and price for an unapproved product.

The gross profit margin from sales in the Prescription Pharmaceuticals segment for the three month period ended September 30, 2016 was 60.7% compared to 64.4% in the three months ended September 30, 2015.  The decrease in the gross margin percentage was due to price declines within the generic product portfolio, unfavorable product mix shifts, and costs associated with price changes.  These declines were partially offset by increased volume and price for an unapproved product. The gross profit margin from sales in the Consumer Health segment for the three month period ended September 30, 2016 was 45.5% compared to 49.2% in the three months ended September 30, 2015.  This decrease was primarily due to increased pricing incentives, partially offset by margin gains from other Consumer Health products.

Total operating expenses were $83.4 million in the three month period ended September 30, 2016, an increase of $11.2 million, or 15.4%, over the prior year quarter, which was primarily due to the impairment of two currently marketed product assets and additional costs associated with the growth of the business, principally in headcount growth in the quarter and interim period, partially offset by reduced expenses associated with the restatement of 2014 financials incurred in the period. Drivers of the increase were principally comprised of the following fluctuations:

Selling, general and administrative (“SG&A”) expenses were $47.1 million in the three month period ended September 30, 2016, an increase of $2.1 million, or 4.6%, over the prior year quarter expense of $45.0 million. Significant increases in SG&A expenses in comparison to the prior year quarter included a $4.9 million increase in wages, related costs and other compensation expenses, due to increased headcount growth from the comparative period and a $1.7 million increase in marketing and sales expenses, partially offset by a reduction in restatement expenses of $4.4 million or 45.8% from the prior year quarter amount of $9.6 million. As a percentage of sales, SG&A expenses decreased to 16.6% in the three month period ended September 30, 2016 as compared to 17.5% in the prior year quarter.

R&D expense was $10.6 million in the three month period ended September 30, 2016, an increase of $0.2 million or 1.7% over the R&D expense of $10.4 million recorded in the prior year quarter.  This increase was principally related to increased expenses from R&D headcount growth and costs incurred during the relocation and expansion of one of the Company's R&D centers to Cranbury, New Jersey. As a percentage of sales, R&D expenses decreased to 3.7% in the three month period ended September 30, 2016 compared to 4.1% in the prior year quarter.

Amortization of intangibles consists of the amortization of drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through business combinations.  Amortization of intangibles remained flat through the period at $16.5 million in the three month period ended September 30, 2016 and 2015.  As a percentage of sales, amortization expenses decreased to 5.8% in the three month period ended September 30, 2016 compared to 6.4% in the prior year quarter.

During the quarter ended September 30, 2016, the Company impaired two currently marketed products given changing market dynamics. The total impairment expense in the quarter was $9.2 million or 3.2% of sales. No material impairment was recognized in the prior year quarter.

In the three month period ended September 30, 2016, we recognized non-operating expenses totaling $11.6 million compared to $16.8 million in the prior year quarter.  This decrease of $5.1 million was driven by a decrease of $2.3 million due to reduced interest expense from our existing and incremental term loans and convertible notes resulting from the $200.0 million partial term loan repayment made during the first quarter of 2016 and the conversion of outstanding convertible notes during the second quarter of 2016. Further, in the quarter there was a $3.0 million reduction in other expenses principally resulting from reduced litigation and settlement expenses as compared to the prior year quarter. As a percentage of sales, non-operating expenses decreased to 4.1% in the three month period ended September 30, 2016 compared to 6.5% in the prior year quarter.

For the three month period ended September 30, 2016, we recorded an income tax provision of $27.3 million on our income before income tax of $75.2 million or an effective tax provision rate of 36.3%.  In the prior year quarter ended September 30, 2015, our income tax provision was $26.0 million based on an effective tax provision rate of 35.2%. This increase in the tax rate experienced by the Company was principally the result of losses in foreign jurisdictions for which valuation reserves have been applied, partially offset by the tax benefit of stock option exercises in the current quarter.

We reported net income of $47.9 million for the three month period ended September 30, 2016, or 16.9% of revenues, compared to net income of $48.0 million for the period ended September 30, 2015, or 18.7% of revenues.

[35]

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Net revenue was $833.2 million during the year to date period ended September 30, 2016, representing an increase of $128.1 million, or 18.2%, over our revenue of $705.1 million for the prior year to date period ended September 30, 2015. The increase in revenue in the period was solely due to organic growth in comparison to the prior year quarter, partially offset by reduced acquisition revenues and other non-organic revenue declines. Organic revenues generated $138.4 million of the increase with $68.1 million, or 49.2% due to increased volumes from recent product portfolio gains and $70.3 million from price changes principally due to pricing growth for an unapproved product, partially offset by the competitive nature of our business and industry affecting other products through increased gross to net revenue reserves. Offsetting the organic increase acquisition revenues decreased due to reduced contract manufacturing activities in our Akorn AG operations, which generated $13.1 million of revenue in the year to date period ended September 30, 2016 compared to $21.7 million of revenue in the prior year to date period, while new or recently relaunched product revenues increased by $14.0 million but were offset by declines of $15.7 million in revenues due to products which were discontinued during the period.

The Prescription Pharmaceuticals segment revenues of $784.6 million represented an increase of $127.0 million, or 19.3%, over the prior year period, with organic revenues accounting for $137.4 million of the increase. New or recently re-launched products revenues increased $14.0 million but were offset by discontinued products which decreased $15.7 million compared to the prior year to date period and a decrease in Akorn AG acquisition revenues of $8.6 million. The Consumer Health segment revenues of $48.5 million represented an increase of $1.0 million, or 2.2%, over the prior year to date period due solely to organic revenue increases.

Consolidated gross profit for the year to date period ended September 30, 2016 was $505.0 million, or 60.6% of revenue, compared to $421.6 million, or 59.8% of revenue, in the corresponding prior year to date period.  The $83.4 million increase in gross profit dollars was the result of the 18.2% increase in revenues. The increase in the gross profit percentage is principally due to increased volume and price for an unapproved product, partially offset by price declines within the generic product portfolio, unfavorable product mix shifts, and costs associated with price changes.

The gross profit margin from sales in the Prescription Pharmaceuticals segment for the nine months period ended September 30, 2016 was 61.5% compared to 60.4% in the nine months ended September 30, 2015.  The increase in the gross margin percentage was due to increased volume and price for an unapproved product, partially offset by price declines within the generic product portfolio, unfavorable product mix shifts, and costs associated with price changes. The gross profit margin from sales in the Consumer Health segment for the nine month period ended September 30, 2016 was 46.5% compared to 51.1% in the nine months ended September 30, 2015.  This decrease was primarily due to increased pricing incentives which decreased respective margins.

Total operating expenses were $238.2 million in the year to date period ended September 30, 2016, an increase of $46.8 million, or 24.4%, over the prior year to date period, which was primarily due to additional expenses associated with the restatement of 2014 financials incurred in the current year to date period and additional costs associated with the growth of the business and headcount. Drivers of the increase were principally comprised of the following fluctuations:

Selling, general and administrative (“SG&A”) expenses were $150.1 million in the year to date period ended September 30, 2016, an increase of $39.9 million, or 36.2%, over the prior year to date period expense of $110.2 million. Increases in SG&A expenses in comparison to the prior year to date period included $30.8 million of restatement expenses in the year to date period September 30, 2016 as compared to $14.5 million in the prior year to date period, an increase of $16.3 million or 112.5%. A $10.3 million or 30.1% increase in wages and related costs, a $8.6 million increase in other sales, general and administrative expenses and a $4.7 million increase in other compensation expenses as compared to the prior year period. As a percentage of sales, SG&A expenses increased to 18.0% in the year to date period ended September 30, 2016 as compared to 15.6% in the prior year to date period.

We recorded $0.4 million of acquisition-related costs during the year to date period ended September 30, 2016, compared to $1.7 million in the prior year to date period, a decrease of $1.3 million or 78.8%.  The current year expenses were primarily related to integration and legal expenses associated with previously consummated acquisitions, while expenses in the prior year were principally related to the acquisition of Akorn AG, integration and legal expenses of previously consummated acquisitions and other smaller amounts from unconsummated acquisitions. As a percentage of

[36]

sales, acquisition expenses decreased to 0.0% in year to date period ended September 30, 2016 compared to 0.2% in the prior year to date period.

R&D expense was $29.0 million in the year to date period ended September 30, 2016, a decrease of $1.3 million or 4.4% of the R&D expense of $30.3 million recorded in the prior year to date period.  This decrease was principally related to the prior year period IPR&D impairment expense of $2.6 million, which was not incurred in the current year to date period, partially offset by increased expenses related to R&D headcount growth and costs incurred during the relocation and expansion of one of the Company's R&D centers to Cranbury, New Jersey. As a percentage of sales, R&D expenses decreased to 3.6% in the year to date period ended September 30, 2016 compared to 4.3% in the prior year to date period.

Amortization of intangibles consists of the amortization of drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through business combinations.  Amortization of intangibles increased through the period to $49.4 million in the year to date period ended September 30, 2016, as compared to $49.2 million in the prior year to date period.  As a percentage of sales, amortization expenses decreased to 5.9% in the year to date period ended September 30, 2016 compared to 7.0% in the prior year to date period.

During the year to date period ended September 30, 2016 the Company impaired three currently marketed product given changing market dynamics. The total impairment expense in the period was $9.4 million or 1.1% of sales. No impairment was recognized in the prior year to date period.
In the year to date period ended September 30, 2016, we recognized non-operating expense totaling $44.7 million compared to $47.4 million in the prior year to date period.  This decrease of $2.7 million was primarily driven by a $6.7 million reduction due to diminished interest expense from our existing and incremental term loans and convertible notes resulting from the $200.0 million partial term loan repayment made and the conversion of outstanding convertible notes during the current period and a $3.2 million decrease in other expenses principally resulting from reduced litigation and settlement expenses, partially offset by an increase of $6.4 million due to deferred financing fee write-off associated with the $200.0 million interim principal repayment in February 2016. As a percentage of sales, non-operating expenses decreased to 5.3% in the year to date period ended September 30, 2016 compared to 6.7% in the prior year to date period.

For the year to date period ended September 30, 2016, we recorded an income tax provision of $70.3 million on our income before income tax of $222.1 million or an effective tax provision rate of 31.6%.  In the prior year to date period ended September 30, 2015, our income tax provision was $64.7 million based on an effective tax provision rate of 35.4%. This reduction in the tax rate experienced by the Company was principally the result of the adoption of ASU 2016-09 as discussed in Part I, Item 1 - Note 14 "Income Taxes" and Note 16 "New Accounting Pronouncements," partially offset by losses in foreign jurisdictions for which valuation reserves have been applied. The Company anticipates that its effective tax rate for the year 2016 will be approximately 33.3%.

We reported net income of $151.8 million for the year to date period ended September 30, 2016, or 18.2% of revenues, compared to net income of $118.0 million for the prior year to date period ended September 30, 2015, or 16.7% of revenues.

[37]

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2016, we had cash and cash equivalents of $174.1 million, which were $172.2 million less than our cash and cash equivalents balance of $346.3 million as of December 31, 2015.  This decrease in cash and cash equivalents was primarily related to operating cash inflows for the period of $95.6 million more than offset by investing cash outflows of $46.8 million and financing cash outflows of $221.2 million. Our net working capital was $488.7 million at September 30, 2016, compared to $476.8 million at December 31, 2015, an increase of $11.9 million.

Operating Cash Flows

(amounts in thousands)	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income	$151,788	$118,013
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	65,985	63,835
Amortization of debt financing costs	9,456	3,576
Impairment of intangible assets	9,368	2,627
Amortization of favorable contracts	—	53
Amortization of inventory step-up	—	4,682
Non-cash stock compensation expense	11,282	9,270
Non-cash interest expense	770	2,342
Deferred income taxes, net	(13,346)	(27,579)
Excess tax benefit from stock compensation	—	(47,997)
Non-cash gain on bargain purchase	—	(849)
Loss on extinguishment of debt	—	1,211
Loss on sale of available-for-sale securities	45	238
Other	(765)	—
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(112,252)	52,056
Inventories, net	5,744	(41,177)
Prepaid expenses and other current assets	(6,349)	15,442
Trade accounts payable	5,698	9,357
Accrued expenses and other liabilities	(31,803)	86,999
NET CASH PROVIDED BY OPERATING ACTIVITIES	$95,621	$252,099

During the year to date period ended September 30, 2016, operating activities generated $95.6 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $151.8 million, an add-back of non-cash expenses of $82.8 million, a decrease of $5.7 million in inventories, net and a $5.7 million increase in trade accounts payable, partially offset by a decrease of $31.8 million in accrued expenses, an increase of $112.3 million in accounts receivable and an increase in prepaid expenses and other current assets of $6.3 million.

During the year to date period ended September 30, 2015, operating activities generated $252.1 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $118.0 million, a $11.4 million net inflow of non-cash expenses, a $52.1 million decrease in trade accounts receivable, a $15.4 million decrease in prepaid expenses and other current assets, a $9.4 million increase in trade accounts payable and a $87.0 million increase in accrued expenses and other liabilities, partially offset by a $41.2 million increase in inventories, net.

[38]

Investing Cash Flows

(amounts in thousands)	Nine Months Ended September 30,
	2016	2015
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	—	(26,908)
Proceeds from disposal of assets	5,966	2,459
Payments for other intangible assets	(3,875)	(3,135)
Purchases of property, plant and equipment	(48,884)	(21,628)
NET CASH USED IN INVESTING ACTIVITIES	$(46,793)	$(49,212)

We used $46.8 million in investing activities during the year to date period ended September 30, 2016, consisting of $48.9 million used to acquire fixed assets and $3.9 million used to acquire other intangible assets, partially offset by $6.0 million of inflows from the sales of investments in available-for-sale securities.

We used $49.2 million in investing activities during the year to date period ended September 30, 2015, consisting of $26.9 million, net of cash acquired used to acquire Excelvision AG, $21.6 million used to acquire fixed assets and $3.1 million for the payment of intangible assets, partially offset by $2.5 million of inflows from the sales of investments in available-for-sale securities.

Financing Cash Flows

(amounts in thousands)	Nine Months Ended September 30,
	2016	2015
FINANCING ACTIVITIES:
Net proceeds under stock option and stock purchase plans	8,891	11,917
Debt financing costs	(5,128)	(4,457)
Payment of contingent acquisition liabilities	—	(6,492)
Debt payments	(200,000)	(7,838)
Common stock repurchases	(25,000)	—
Excess tax benefit from stock compensation	—	47,997
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(221,237)	$41,127

Financing activities used $221.2 million in the year to date period ended September 30, 2016, consisting of a $200.0 million interim principal repayment made in February, $25.0 million of common stock repurchases during the third quarter and $5.1 million paid for financing costs relating to the debt consent waivers, partially offset by $8.9 million in proceeds under various option exercises.

Financing activities provided us with $41.1 million in the year to date period ended September 30, 2015, consisting of $59.9 million generated from employee stock plan activity and proceeds under various options exercises, partially offset by $7.8 million of debt repayment related to the Hi-Tech and VersaPharm acquisitions, $6.5 million related to the payment of contingent liabilities in the period and $4.5 million from the payment of debt financing costs incurred due to the consent waivers obtained in the period.

Revolving Credit Facility Utilization and Availability

As of September 30, 2016, we had no outstanding loans under our $150.0 million JPM Revolving Facility, and one outstanding letter of credit for $2.2 million.  Our borrowing availability under the JPM Revolving Facility as of September 30, 2016 was $147.8 million.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the U.S., India and

[39]

Switzerland. Most notably, we have previously and continue to expend significant amounts in order to gain compliance with FDA requirements at our India facility. Furthermore, the Company is currently and expects to further expend significant amounts in order to comply with the Federal Drug Supply Chain Security Act by the implementation date in November 2017 and also intends to increase research and development spend through increased headcount. Additionally, the Company may utilize significant amounts of capital to repurchase stock in accordance with the Share Repurchase Program. Our cash obligations include the principal and interest payments due on our Existing Term Loan and Incremental Term Loans, plus any amount we may borrow under the JPMorgan Facility (as described throughout this Report). We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

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

Incremental Term Loan

On August 12, 2014, we completed the VersaPharm Acquisition for a purchase price of approximately $440 million in cash, net of working capital adjustments.  The acquisition was financed primarily through a $445.0 million incremental term loan.  The Incremental Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 – "Financing Arrangements" for additional information about the Incremental Term Loan.

Existing Term Loan

On April 17, 2014, we completed the Hi-Tech Acquisition for a purchase price of approximately $650 million in cash.  The acquisition was financed primarily through a $600.0 million term loan.  The Existing Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 – "Financing Arrangements" for additional information about the Existing Term Loan.

Credit Facility

JPMorgan Credit Agreement

On April 17, 2014, concurrent with entering into the ExistingTerm Loan, we entered into a $150.0 million revolving credit facility with JPMorgan.  Please refer to Note 8 – "Financing Arrangements" for additional information about the JPMorgan Credit Agreement.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Part II - Item 8, Note 3 - "Summary of Significant Accounting Policies", in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Item 1, Note 2 - "Summary of Significant Accounting Policies" of this Form 10-Q. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

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

[40]

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

[41]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information reported under Part II, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of and for the nine months ended September 30, 2016.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control over financial reporting described in our Form 10-K for the year ended December 31, 2015 as filed on May 10, 2016, our disclosure controls and procedures were not effective as of and for the nine months ended September 30, 2016.

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

In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting, which still exist as of and for the nine months ended September 30, 2016, due to ongoing remediation and testing procedures. In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources to improve our control environment and to remedy the identified material weaknesses.

We believe that we have designed and implemented the appropriate controls to fully remediate the material weaknesses. However, the Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until all remedial actions as described fully in our 2015 Form 10-K, as filed on May 10, 2016, including the efforts to test the necessary control activities we identified, are fully completed, the material weaknesses identified will continue to exist.

During the nine months ended September 30, 2016, the Company commenced testing of the redesigned controls directly related to the identified material weaknesses. In addition, key employees were added to the Finance and Information Technology areas, and new company Mission and Values statements were launched.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of and for the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Except as discussed above, with respect to the material weaknesses that were identified in the Form 10-K for the year ended December 31, 2015, there have been no significant changes in our internal control over financial reporting. Our leadership team, together with other senior executives, continues to test the control activities associated with the material weaknesses identified in our Form 10-K for the year ended December 31, 2015. We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency.

[42]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 - "Commitments and Contingencies" of this Report, is incorporated into this Part II - Item 1 by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

During the three and nine months ended September 30, 2016, the Company repurchased a total of approximately 0.9 million shares at an average price of $27.74 per share of common stock. See Part I, Item 1 - Note 17 - "Share Repurchases" for further information. The Companies activity during the quarter is summarized in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (including commission costs)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1-31, 2016	—	$—	—	$200,000,000
August 1-31, 2016	—	$—	—	$200,000,000
September 1-30, 2016	901,382	$27.74	901,382	$175,000,026
Quarterly Total	901,382		901,382

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

[43]

None.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[44]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: November 3, 2016

[45]

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016, filed on November 3, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[46]