Form 10-K
period 2016-12-31
AKORN INC
filed 2017-03-01
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2016 was approximately $2,410.5 million based on the closing market price of $28.49 reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of February 17, 2017 was 124,415,759.
Documents Incorporated by Reference:

Portions of the Registrant's 2017 definitive proxy statement for use in connection with its 2017 Annual Meeting are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” or other similar terms in this Annual Report on Form 10-K refer to Akorn, Inc. and its wholly owned subsidiaries.

Certain statements in this Form 10-K are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements and may differ materially from those in the forward-looking statements as a result of various factors. See “Item 1A - Risk Factors.” As a result, you should not place undue reliance on any forward-looking statements. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business

Akorn, Inc., together with its wholly-owned subsidiaries (collectively “Akorn,” the “Company,” “we,” “our” or “us”) is a specialty generic pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals, branded as well as private-label over-the-counter consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products in alternative dosage forms. We focus on difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We also operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois; Copiague, New York and Cranbury, New Jersey. In the fourth quarter of 2016, we moved our previous R&D center in Warminster, Pennsylvania to Copiague, New York. We also have other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

During the years ended December 31, 2016, 2015 and 2014, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Part II, Item 8, Note 12 - “Segment Information.”

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
(3)         Our Amityville, New York facility, which specializes in topical creams, gels and ointments, oral liquids, otic liquids, nasal sprays and unit dose oral liquid products; and
(4)         Our Hettlingen, Switzerland facility, which specializes primarily in sterile ophthalmic products.

All of our FDA approved facilities were inspected by the FDA in 2016. Our Paonta Sahib, Himachal Pradesh, India facility is not yet FDA approved. The Paonta Sahib facility is a sterile injectable facility with separate areas dedicated to general injectable products, carbapenem injectable products, cephalosporin injectable products and hormonal injectable products. In addition, the cephalosporin area of the facility has the ability to produce non-sterile oral cephalosporin products. We are actively pursuing FDA approval of this facility.

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

Research & Development

We seek to continually grow our business by developing new products.  Internal R&D projects are carried out at our R&D facilities located in Vernon Hills, Illinois, Copiague, New York and Cranbury, New Jersey. In 2016, the Company moved the Warminster, Pennsylvania R&D facility to Copiague, New York. The majority of our product development activity takes place at our R&D facilities, while our manufacturing facilities provide support for the later phases of product development and exhibit batch production.  We believe that having our own dedicated R&D facilities allows us to significantly increase the size of our product pipeline as well as shorten the time between project start and filing with the FDA. As of December 31, 2016, we had 157 full-time employees directly involved in product R&D activities.

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

R&D costs are expensed as incurred. Such costs amounted to $42.6 million, $40.7 million and $31.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and include internal R&D expenses, milestone fees paid to our strategic partners and impairment expenses of in-process research and development projects (“IPR&D”).

During the year ended December 31, 2016, we submitted 12 new Abbreviated New Drug Application (“ANDA”) filings, one New Drug Application ("NDA") and three Abbreviated New Animal Drug Application (“ANADA”) filings to the FDA. In the prior year ended December 31, 2015, we submitted 18 ANDA filings and one NDA filing while in 2014 we submitted 23 ANDA filings to the FDA.

Akorn and its partners received seven new-to-Akorn ANDA product approvals and three tentative ANDA approvals from the FDA in the year ended December 31, 2016; 11 ANDA approvals, two ANADA approvals, one NDA product approval, one supplemental ANDA approval and two tentative ANDA approvals in 2015 and finally, 14 ANDA approvals, one NDA product approval and two tentative ANDA approvals in 2014.

As of December 31, 2016, we had 92 ANDA filings under FDA review. We plan to continue to regularly submit additional filings based on perceived market opportunities and our R&D pipeline.

See “Government Regulation” and Item 1A - Risk Factors — “Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products.”

Strategic Mergers and Acquisitions

We regularly evaluate and, where appropriate, execute opportunities to expand through the acquisition of products and companies in areas that we believe offer attractive opportunities for growth. Below is a summary of strategic business acquisitions that we made from 2012 to 2017. See Item 1A - Risk Factors for a description of risks that accompany our business and acquisitions.

Akorn AG (formerly Excelvision AG). To expand our ophthalmic manufacturing capacity, our Luxembourg subsidiary, Akorn International S.à r.l., closed a share purchase agreement on January 2, 2015 with Fareva SA to acquire all of the issued and outstanding shares of capital stock of Excelvision AG, a Swiss company (“Excelvision AG”). Excelvision AG was a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products. On April 1, 2016 the name of Excelvision AG was changed to Akorn AG.

VersaPharm. On August 12, 2014, we completed the acquisition of VPI Holdings Corp. (“VPI”), the parent company of VersaPharm Incorporated, a Georgia corporation (“VersaPharm”) (the “VersaPharm Acquisition”). VersaPharm was a developer and marketer of multi-source prescription pharmaceuticals. We believe the acquisition complements and expands our product portfolio by diversifying our offering to niche dermatology markets. VersaPharm’s product portfolio, pipeline and development capabilities were complementary to the Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) acquisition, described below, through which we acquired manufacturing capabilities needed for many of VersaPharm’s marketed and pipeline products. The VersaPharm Acquisition also enhanced our new product pipeline as VersaPharm had significant R&D experience and knowledge and numerous IPR&D products that were under active development.

Hi-Tech Pharmacal Co., Inc. On April 17, 2014, we completed the acquisition of Hi-Tech (the “Hi-Tech Acquisition”). The acquisition was approved by the shareholders of Hi-Tech on December 19, 2013, and was approved by the FTC on April 11, 2014 following review pursuant to provisions of the Hart-Scott Rodino Act (“HSR”). Hi-Tech was a specialty pharmaceutical company which developed, manufactured and marketed generic and branded prescription and OTC drug products. Hi-Tech specialized in liquid and semi-solid dosage forms and produced and marketed a range of oral solutions and suspensions, topical ointments and creams, nasal sprays, otics, sterile ophthalmics and sterile ointment and gel products. Hi-Tech’s Health Care Products division was a developer and marketer of OTC products, and their ECR Pharmaceuticals subsidiary (“ECR”) marketed branded prescription products. ECR was divested during the year ended December 31, 2014.

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

Business Development and Licensing

Supplemental to our strategic mergers and acquisitions strategy, we also seek to enhance our current generic and branded product lines through the acquisition or licensing of on-market or in-development products that expand or complement our current branded and generic product portfolio. Below is a summary of product acquisition and licensing transactions that we made from 2012 to 2017. See Item 1A - Risk Factors for a description of risks that accompany our business development.

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

Zioptan Product Acquisition. To expand our branded ophthalmology portfolio, we acquired the rights to the U.S. NDA for Zioptan™, a prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, Sharp and Dohme Corp. (“Merck”) on April 1, 2014.

Betimol Product Acquisition. To expand our branded ophthalmology portfolio, we acquired the rights to the U.S. NDA for Betimol®, a prescription ophthalmic eye drop for the reduction of eye pressure in glaucoma patients, from Santen Pharmaceutical Co., Ltd., (“Santen”) on January 2, 2014.

Merck Products Acquisition.  On November 15, 2013, we acquired three ophthalmic U.S. NDAs from Merck:

•	AzaSite® — (azithromycin ophthalmic solution), a prescription sterile eye drop solution used to treat bacterial conjunctivitis;

•
Cosopt® — (dorzolamide hydrochloride and timolol maleate ophthalmic solution), a prescription sterile eye drop solution that is used to reduce intraocular pressure in patients with open-angle glaucoma or ocular hypertension; and

•	Cosopt® PF, supplied in sterile, single-use containers.

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

Prescription Pharmaceuticals Segment. Our Prescription Pharmaceuticals segment primarily consists of generic and branded prescription pharmaceuticals in a variety of dosage forms including sterile ophthalmics, injectables and inhalants and non-sterile oral liquids, topicals, nasal sprays and otics. We also market a number of pain management drugs, including drugs subject to the Controlled Substances Act. The segment represented 94.3% of our net revenues in 2016. Please see Part II, Item 8, Note 12 - “Segment Information” for further detail of the Prescription Pharmaceuticals segment.

While the majority of sales within the prescription pharmaceuticals segment are derived from generic products, Akorn markets a line of branded ophthalmic and respiratory products including brands such as Akten®, a topical ocular anesthetic gel, AzaSite®, an antibiotic used to treat bacterial conjunctivitis, Cosopt®, Cosopt® PF, Betimol® and Zioptan™, which are used in the treatment of glaucoma and Xopenex® Inhalation Solution, used in the treatment or prevention of bronchospasm.

The major products in our Prescription Pharmaceuticals segment are listed alphabetically below.

•
Atropine Sulfate Ophthalmic Solution. We received approval of our NDA for Atropine Sulfate Ophthalmic Solution, USP, 1% in July 2014. We had previously been marketing this product as an unapproved product.  Following our NDA approval, competitors marketing unapproved products discontinued distribution of their products.

•
Clobetasol Propionate Cream. We acquired Clobetasol Propionate Cream through the Hi-Tech Acquisition. In the acquisition the Company also acquired other dosage forms of Clobetasol Propionate including a gel, emollient cream, ointment and a topical solution.

•
Clobetasol Propionate Ointment. We acquired Clobetasol Propionate Ointment through the Hi-Tech Acquisition. In the acquisition the Company also acquired other dosage forms of Clobetasol Propionate including a gel, cream, emollient cream and a topical solution.

•
Ephedrine Sulfate Injection. We began marketing Ephedrine Sulfate Injection, USP 50 mg/mL in 1 mL single-dose ampules in 1997. Our Ephedrine Sulfate Injection is not an FDA approved product and to date our product has not been found by the FDA to be safe and effective. In 2015, we filed a NDA seeking approval of our Ephedrine Sulfate Injection.

•
Lidocaine Ointment. We acquired marketing rights to Lidocaine Ointment USP, 5% through the Hi-Tech Acquisition.  Beyond Lidocaine Ointment, we also market other Lidocaine-containing products including Lidocaine Hydrochloride Jelly USP 2% and Lidocaine Hydrochloride Oral Topical Solution USP, 2%.

•
Methylene Blue Injection. We began marketing Methylene Blue Injection, USP, 10 mg/mL in 1 mL and 10 mL vials in 2009. Our Methylene Blue Injection is not an FDA approved product and to date our product has not been found by the FDA to be safe and effective.

•
Myorisan™ Soft Gelatin Capsules. We acquired Myorisan™ (isotretinoin capsules, USP) in 10 mg, 20 mg and 40 mg strengths through the VersaPharm Acquisition. We subsequently received approval for the 30 mg strength in 2015.

•	Nembutal® Sodium Solution. We acquired Nembutal® Sodium Solution from H. Lundbeck A/S. Nembutal® Sodium Solution (pentobarbital sodium injection, USP) is a Schedule II controlled drug.

•	Phenylephrine Hydrochloride Ophthalmic Solution. We began marketing Phenylephrine Hydrochloride Ophthalmic Solution, USP, 2.5% shortly after FDA approval of our NDA in January 2015.

•
Zioptan™. We acquired the rights to the U.S. NDA for Zioptan™ (tafluprost ophthalmic solution) 0.0015%, a preservative-free prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, in April 2014.

Most of the products discussed above have several generic equivalent competitors.

Consumer Health Segment. Our Consumer Health segment primarily consists of branded and private-label OTC products and animal health products dispensed by veterinary professionals. Our branded and private-label OTC products are primarily focused on ophthalmics including a leading dry eye treatment TheraTears® Therapy for Your Eyes®. We also market other OTC consumer health products including Mag-Ox®, a magnesium supplement, and the Diabetic Tussin® line of cough and cold products. Our animal health portfolio is focused on products complementary to our human health prescription portfolio, leveraging our R&D and manufacturing capabilities for alternative dosage form products. Major products within our animal health portfolio include Anased® and VetaKet® veterinary sedatives; Tolazine® and Yobine®, sedative reversing agents; and Butorphic®, a pain reliever. Please see Part II, Item 8, Note 12 “Segment Information” for further detail of the Consumer Health segment.

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

Our field sales representatives promote ophthalmic products directly to retinal surgeons and ophthalmologists, and other pharmaceutical products directly to local hospitals in order to support compliance and pull-through against existing contracts. Our inside sales team augments our outside sales teams to sell products in markets where field sales would not be cost effective. Our national accounts sales team seeks to establish and maintain contracts with wholesalers, distributors, retail pharmacy chains and GPOs. As of the year ended December 31, 2016, we utilized a sales force of 90 field and inside sales representatives to promote our product portfolio. To support our sales efforts, we also have a customer service team and a marketing department focused on promoting and raising awareness about our product offerings.

Competition

Prescription Pharmaceuticals. The sourcing, marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. We compete principally on the quality of our products and services, reliability of our supply, breadth of our portfolio, depth of our customer relationships and price. Many of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See Item 1A - Risk Factors - “Changes in technology could render our products obsolete” and “Our branded products may become subject to increased generic competition” for more information.

Generic Pharmaceuticals. Companies that compete with our generic pharmaceuticals portfolio include Teva Pharmaceutical Ltd., Apotex Inc., Fresenius Kabi AG, Hikma Pharmaceuticals plc, Novartis International AG (through their Sandoz and Alcon subsidiaries), Perrigo Company plc, Pfizer Inc., Mylan N.V., Taro Pharmaceutical Industries Ltd. and Valeant Pharmaceuticals International, Inc. (principally through their Bausch + Lomb subsidiary), among others.

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

Major Customers

For the years ended December 31, 2016, 2015 and 2014, a high percentage of our sales were to the three large wholesale drug distributors noted below.  These three wholesale drug distributors account for a significant portion of our gross sales, net revenues and accounts receivable in both of our segments. The three large wholesale drug distributors are:

•	AmerisourceBergen Corporation (“Amerisource”);

•	Cardinal Health, Inc. (“Cardinal”); and

•	McKesson Corporation (“McKesson”).

On a combined basis, these three wholesale drug distributors accounted for approximately 77.4% of our total gross sales and 63.8% of our net revenue in the year ended December 31, 2016, and 83.9% of our gross accounts receivable as of December 31, 2016. The difference between gross sales and net revenue is that gross sales is calculated before allowances for chargebacks, rebates, administrative fees and others, promotions and product returns (See Part II, Item 8, Note 2 - “Summary of Significant Accounting Policies” for more information).

The table below presents the percentages of our total gross sales, net revenue and gross trade accounts receivable attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2016, 2015 and 2014, respectively:

	2016			2015			2014
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	29.5%	23.3%	35.6%	28.0%	23.2%	28.8%	38.3%	29.2%	45.4%
Cardinal	15.4%	16.3%	15.1%	19.7%	19.5%	26.1%	15.9%	13.6%	16.9%
McKesson	32.5%	24.2%	33.2%	30.1%	27.3%	27.9%	22.7%	19.1%	22.7%
Combined Total	77.4%	63.8%	83.9%	77.8%	70.0%	82.8%	76.9%	61.9%	85.0%

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

We consider our business relationships with Amerisource, Cardinal and McKesson to be in good standing and we currently have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A - Risk Factors — “We depend on a small number of wholesalers to distribute our products, the loss of any of which could have a material adverse effect on our business” for more information.

Backorders

As of December 31, 2016, we had approximately $15.5 million of products on backorder as compared to approximately $9.6 million of backorders as of December 31, 2015 and $19.2 million as of December 31, 2014. We generally expect to fulfill all open backorders during 2017.

Foreign Sales

During the years ended December 31, 2016, 2015 and 2014, approximately $26.3 million, $37.0 million, and $16.6 million of our net revenue, respectively, was related to sales to customers in foreign countries.

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

No supplier represented 10% or more of our purchases in the years ended December 31, 2016, 2015 or 2014.  See Item 1A - Risk Factors - “Many of the raw materials and components used in our products come from a single source, the loss of any of which could have a material adverse effect on our business” for more information.

Manufacturing

We operate manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland and Paonta Sahib, Himachal Pradesh, India. See Item 2 - Properties, for more information. Through these manufacturing facilities we manufacture a diverse assortment of sterile and non-sterile pharmaceutical products including oral liquids and suspensions, otics, nasal sprays, liquid injectables, lyophilized injectables, topical gels, creams and ointments; and ophthalmic solutions and ointments for both of our reportable segments. By location, these include:

•	Somerset, New Jersey — sterile ophthalmic solutions, ointments and gels

•	Decatur, Illinois — sterile liquid and lyophilized injectables and sterile ophthalmic solutions

•	Amityville, New York — sterile ophthalmic and otic solutions, sterile gels, and non-sterile nasal sprays, topical ointments and creams, oral syrups and solutions, and liquid unit dose cups

•	Hettlingen, Switzerland — sterile ophthalmic solutions, suspensions, gels and ointments

•	Paonta Sahib, Himachal Pradesh, India — sterile liquid injectables including cephalosporins, carbapenems, hormones and general injectables, as well as oral cephalosporins

Patents, Trademarks and Proprietary Property

We consider the protection of our patents, trademarks and proprietary rights important to maintaining and growing our business.  Through our acquisitions, we have increased the number and importance of trademarks related to our products and product lines.  Through acquisitions, we also acquired rights to the trade names for the branded, prescription ophthalmic products AzaSite®, Betimol®, Cosopt® PF, and Zioptan®, respiratory product Xopenex®, as well as OTC eye care products TheraTears®, SinusBuster®, Mag-Ox®, Multi-betic® and Zostrix®. We are committed to maintaining and defending these trade names as they are important in supporting the success and growth of this business. In addition, we maintain and defend trademarks related to a number of internally-developed products, as well as others licensed from third parties.

We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate and advantageous to us.  The importance of these patents does not vary among our business segments.
We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See Item 1A. “Risk Factors - "Third parties may claim that we infringe their proprietary rights and may prevent or delay us from manufacturing and selling some of our new products" and "Our patents and proprietary rights may be challenged, circumvented or otherwise compromised by competitors, which may result in our protected products losing their market exclusivity and becoming subject to generic competition before their patents expire" for more information.
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

In 2016, all of our FDA approved facilities were inspected and ultimately received satisfactory status from the FDA.

DEA. We manufacture and distribute several controlled drug substances, the distribution and handling of which are regulated by the DEA, which imposes, among other things, certain licensing, security and record-keeping requirements, as well as quotas for the manufacture, purchase, storage and sale of controlled substances. Failure to comply with DEA regulations (and similar state regulations) can result in fines or seizure of product. There have not been any material fines, seizures or interruptions resulting from DEA inspections in any of the years ended December 31, 2016, 2015 and 2014.

We are subject to periodic inspections by the DEA in facilities where we manufacture, process or distribute controlled substances.  Our most recent DEA inspections conducted in July 2016 at our Decatur, Illinois and May 2016 at our Amityville, New York facilities resulted in no regulatory actions.

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

Healthcare Fraud and Abuse Laws. We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. In the U.S. there are various federal and state anti-kickback laws that prohibit payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these anti-kickback laws can lead to civil and/or criminal penalties, including fines, imprisonment and exclusion from participation in government healthcare programs. See Item 1A - Risk Factors - “Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions,” for further discussion on anti-kickback laws. We are also subject to other healthcare laws, notably:

•
Federal Civil False Claims Act. We are also subject to the provisions of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s whistleblower or qui tam provisions. The civil False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or caused the submission of a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program.

•
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

•
Federal Physician Payments Sunshine Act. The Federal Physician Payments Sunshine Act mandates annual reporting of various types of payments to physicians and teaching hospitals. Under the regulations, applicable drug, biological, device, and medical supply manufacturers are required to report to CMS payments or other transfers of value made to Health Care Professionals and teaching hospitals, and the regulations also require the manufacturers and GPOs to report ownership and investment interests held by physicians or their immediate family members. The rule sets forth a reporting process that permits physicians, teaching hospitals, and physician owners and investors to dispute information reported by applicable manufacturers and GPOs. Under the regulations, information that is the subject of a dispute not resolved within the initial allotted 60-day review and dispute resolution period will be posted on CMS’s public website in the manner in which it was submitted by the manufacturer or GPO, rather than in a manner that includes the version provided by the disputing physician, teaching hospital, or physician owner or investor. Failure to comply with required reporting requirements could subject pharmaceutical manufacturers and others to substantial civil monetary penalties.

International Regulations. The Company and its employees are subject to the Foreign Corrupt Practices Act (“FCPA”). In addition, we have two international manufacturing facilities that are subject to laws and regulations that differ from those under which we operate in the U.S. The regulatory agencies outside of the U.S. that we interact with include Swissmedic in Switzerland and the Central Drugs Standard Control Organization in India.

Government Contracts

We maintain distribution contracts with the U.S. Federal Government, including the U.S. Department of Veterans Affairs, among others. A number of these contracts allow the U.S. Federal Government to terminate such contracts upon written notice. We do not believe that any single termination is likely or would be material to our operations.

Employees

As of December 31, 2016 we had a total of 2,388 employees globally, consisting of 2,261 permanent, full-time employees and 127 part-time or temporary employees. Our full and part time or temporary employees worked in the following locations:

Country	Full Time	Part Time or Temp
United States of America	1,639	15
India	462	112
Switzerland	160	—
Total	2,261	127

We believe we have good relations with our employees. Our U.S. full-time and part-time employees are not represented by collective bargaining agreements. All full-time Akorn employees are eligible to participate in the Company’s 401(k) Plan. The Company matches the employee contribution to 50% of the first 6% of an employee's eligible compensation.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service. During the years ended December 31, 2016, 2015 and 2014, plan-related expense totaled approximately $2.2 million, $1.8 million and $1.3 million, respectively. The Company provides a matching contribution based on a percentage of the amount contributed by each employee, which is funded on a current basis.

Environment

Our operations are subject to foreign, federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transport, treatment and disposal of, or exposure to, prescription drugs and toxic and hazardous substances. Violation of these laws and regulations, which frequently change, can lead to substantial fines and penalties. Some of our operations require environmental permits and controls to prevent and limit pollution. We believe that our facilities are in compliance with applicable environmental laws and regulations and we do not anticipate any material adverse effect from compliance with foreign, federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

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

Risks Related to Our Business.

Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products.

Our strategy for growth is dependent upon our ability to develop products that can be promoted through current marketing and distribution channels and, when appropriate, the enhancement of such marketing and distribution channels. We may fail to meet our anticipated time schedule for the filing of new applications or may decide not to pursue applications that we have already submitted or anticipate submitting. Our internal development of new pharmaceutical products is dependent upon the research and development capabilities of our personnel and our strategic business alliance infrastructure. We and our strategic business alliance partners might fail to develop new pharmaceutical products or acquired IPR&D or, if developed, we might fail to commercialize these new pharmaceutical products. In addition, we might not receive all necessary regulatory approvals or such approvals might involve delays, which may adversely affect the commercial success of our products. Our failure to develop new products or to receive regulatory approval of applications could have a material adverse effect on our business, financial condition and results of operations. Even if successfully developed and launched, no assurance can be given as to the actual size of the market for any product or the level of profitability and sales of the product.

We could experience business interruptions at our manufacturing facilities, which may have a material adverse effect on our business, financial position and results of operations.

We manufacture drug products at two international and three domestic manufacturing facilities, and we have contracted with third parties to provide other manufacturing, finishing, and packaging services. Any one or more of these facilities may be forced to shut down or may be unable to operate at full capacity as a result of hurricanes, tornadoes, earthquakes, fire, contamination, power shortages, strikes, terrorist acts, governmental regulation or natural or man-made catastrophic events or other business interruptions.  For example, our manufacturing facility in Somerset, New Jersey was shut down for approximately two weeks in October and November 2012 as a result of power outages and related business disruptions caused by Superstorm Sandy. A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship drug products to the market on a timely basis, which may have a material adverse effect on our business, financial position and results of operations.

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

Our inability to effectively manage or support our growth may have a material adverse effect on our business, financial position, results of operations and liquidity and could cause the market value of our common stock to decline.

We have grown rapidly as a result of several acquisitions, and additional growth through acquisitions is possible in the future. This growth has put significant demands on our processes, systems and people. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be significant. If we are unable to hire and retain qualified employees and if we do not effectively invest in systems and processes to manage and support our growth and the challenges and difficulties associated with managing a larger, more complex business, and if we cannot effectively manage and integrate our increasingly diverse and global platform, there could be a material adverse effect on our business, financial position, results of operations or cash flows, and the market value of our common stock could decline.

A significant portion of our revenues are generated through the sale of products manufactured by third parties, the loss or failure of any of which may have a material adverse effect on our business, financial position and results of operations.

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

A small number of large wholesale drug distributors account for a significant portion of our gross sales, net revenues and accounts receivable. The following three wholesalers — Amerisource, Cardinal and McKesson — accounted for approximately 77% of total gross sales and 64% of total net revenues in 2016, and constituted 84% of gross trade receivables as of December 31, 2016. In addition to acting as distributors of our products, these three companies also distribute a broad range of healthcare products on behalf of many other companies. The loss of our relationship with one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for our hospital, retail and other customers, could have a material adverse impact on our revenue and results of operations.  A change in purchasing patterns or inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these wholesale drug distributors also could have a material adverse impact on our revenue, results of operations and cash flows.

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

We have entered into several strategic business alliances that are designed to provide products that can be marketed through our marketing and distribution channels. These agreements might not result in additional FDA approved products, and we might not be able to market any such additional products at a profit. In addition, any costs that we may incur in connection with these strategic business alliances may negatively impact our financial results.

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

We may not achieve the anticipated benefits from our acquisitions and we may face integration difficulties, which could adversely affect our operating results, increase costs and place a significant strain on our management.

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

•
changes to contingent consideration liabilities, including accretion and fair value adjustments. A significant portion of these adjustments could be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Such charges could cause a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

As of December 31, 2016, we had recorded $284.3 million of goodwill on our consolidated balance sheet.

The Chairman of our Board of Directors, through his stock ownership and his right to nominate up to two other directors, could have an adverse effect on the market value of our stock and have substantial influence over our business strategies and policies.

John N. Kapoor, Ph.D., the Chairman of our Board of Directors, is a principal shareholder. As of December 31, 2016, Dr. Kapoor beneficially controls approximately 25% of our common stock. In addition, through the Kapoor Trust and EJ Financial, Dr. Kapoor is entitled to nominate up to three persons to serve on our Board. Dr. Kapoor and Mr. Brian Tambi were nominated for these purposes. The other seat for nomination has remained vacant. Nomination of another director to our Board or any trading of our common stock by Dr. Kapoor and his related parties could have an adverse effect on the market value of our common stock and an adverse effect on our business.

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

Sales of our products may be adversely affected by the continuing consolidation of our customer base, which may have a material adverse effect on our business plans, financial position and results of operations.

Drug wholesalers, drug retailers, and group purchasing organizations have undergone, and are continuing to undergo, significant consolidation. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face. Our net revenues and quarterly growth comparisons may be affected by fluctuations in the buying patterns of retail chains, major distributors and other trade buyers, whether resulting from seasonality, pricing, wholesaler buying decisions or other factors. In addition, since such a significant portion of our revenues is derived from relatively few customers, any financial difficulties experienced by a single customer, or any delay in receiving payments from a single customer, could have a material adverse effect on our business, results of operations and financial condition.

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

Our branded products may become subject to increased generic competition.

Trends moving toward increased substitution and reimbursement of generics for cost-containment purposes may reduce and limit the sales of our off-patent branded products. Additionally, increased focus by the FDA on approval of generics may accelerate this trend.

Risks Related to Regulations.

We are subject to extensive government regulations which if they change and or we are not in compliance with, could increase our costs, subject us to various obligations and fines, or prevent us from selling our products or operating our facilities.

New, modified and additional regulations, statutes or legal interpretation, if any, could, among other things, require changes to manufacturing methods, expanded or different labeling, recall, replacement or discontinuation of certain products, additional recordkeeping procedures, expanded documentation of the properties of certain products and additional scientific substantiation. Such changes or new legislation could have a material adverse effect on our business, financial condition and results of operations.  Certain of the regulatory risks that we are subject to are outlined below:

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

We are subject to the Federal Drug Supply Chain Security Act (“DSCSA”) that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will become incrementally effective over a 10-year period. Beginning in November 2017, all prescription drug manufacturers, including us, must label prescription products with a unique serial number at the saleable unit level. Failure to meet this deadline would likely have a significant adverse impact on our business.

Changes in healthcare law and policy changes may adversely affect our business plans and results of operations.

The sales of our products depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations including Pharmacy Benefit Managers (“PBMs”) and other healthcare-related organizations. We expect both federal and state governments in the U.S. and foreign governments to continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of healthcare. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, PBMs and other third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may not be considered cost effective, or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments. Any such changes in healthcare law or policy may harm our ability to market our products and generate profits.

The FDA may require us to stop marketing certain unapproved drugs, which could have a material adverse effect on our business, financial position and results of operations.

We market several generic prescription products which do not have formal FDA approvals. These products are non-application drugs that are manufactured and marketed without FDA approved filings on the basis of their having been marketed by the pharmaceutical industry prior to the 1962 Amendments of the FDC Act.  The FDA has increased its efforts to require companies to file and seek FDA approval for unapproved products, and when a product is approved, the FDA has typically increased its effort to remove other unapproved products from the market by issuing notices to companies currently manufacturing these products to cease its distribution of said products. In 2013, we discontinued marketing of a previously unapproved product after receipt of a Warning Letter in October 2012. During 2016, we marketed six such unapproved products, generating net sales revenue of approximately $277.5 million. Of the six products marketed during 2016, none were approved through either an ANDA or an NDA. If the FDA issues Warning Letters or notices with respect to one or more of our unapproved products, we may be forced to discontinue manufacture and marketing of the affected products, which could have an adverse effect on our revenues and results of operations.

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

The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who: (i) successfully challenge our patents or proprietary rights; (ii) obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business; or (iii) are able to circumvent our patent or proprietary rights position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed therefrom. Consequently, others could independently develop pharmaceutical products similar to or rendering obsolete those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or cause to be obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition and results of operations.  Additionally, our inability to successfully defend the existing patents on our products against Paragraph IV challenges by competing drug companies could have a material adverse effect on our business, financial condition and results of operations. For example, the patents that protect Azasite® were challenged by two generic competitors. We settled with one competitor and the courts found in our favor with the other. Another product, Zioptan™ currently faces challenges from two generic competitors.

Further, the majority of the drug products that we market are generics, with essentially no patent or proprietary rights attached. While this fact allowed us the opportunity to obtain FDA approval to market our generic products, it also allows competing drug companies to do the same. Should multiple additional drug companies choose to develop and market the same generic products that we actively market, our profit margins could decline, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Material Weakness.

We have identified a material weakness in our internal control over financial reporting. If our remedial measures are insufficient to address the material weakness, or if we otherwise fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

In connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, we concluded there was a material weakness in internal control over financial reporting. See Item 9A — “Controls and Procedures.”  Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of an internal control material weakness may result in current and potential stockholders losing confidence in our financial reporting, which could harm our business, the market price of our common stock, and our ability to retain our current, or obtain new, alliance and collaboration agreements’ partners.  In addition, the existence of a material weakness in our internal control over financial reporting may affect our ability to timely file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The inability to timely file periodic reports could result in the SEC revoking the registration of our common stock, which would prohibit us from listing or having our stock quoted on The NASDAQ Global Select Market or any other stock exchange. This would have an adverse effect on our business and stock price by limiting the publicly available information regarding us and greatly reducing the ability of our stockholders to sell or trade our common stock.

The restatement of our previously issued 2014 financial statements and the previous delay in our filing of 2015 financial statements has resulted in various governmental investigations and shareholder lawsuits and could result in government enforcement actions, which could have a material adverse impact on our results of operations, financial condition, liquidity, and cash flows.

The restatement of our previously issued 2014 financial statements and the previous delay in our filing of 2015 financial statements has resulted in various governmental investigations and shareholder lawsuits. See Part II, Item 8, Note 20 - "Legal Proceedings — Shareholder and Derivative Litigation” and our management may be required to devote significant time and attention to these matters, and these and additional matters that arise from the restatement, any of which could result in government enforcement actions and could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. We cannot predict the outcome of these matters or estimate the potential exposure at this time.

Risks Related to Financing.

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

On April 17, 2014, upon completing the Hi-Tech Acquisition, we entered into a $600.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Existing Term Loan”) and on August 12, 2014, upon completing the VersaPharm Acquisition, we entered into a $445.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Incremental Term Loan”). The Existing Term loan and Incremental Term Loan are collectively the “Term Loans.” The Term Loans significantly increased our debt obligations. The Term Loans bear interest at a variable rate at a margin above prime or LIBOR, at our election. The outstanding balance of the Term Loans is due and payable on April 17, 2021. If we do not generate sufficient operating cash flows to fund these payments or obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our principal and interest payment obligations when those obligations are due, which would place us into default under the terms of the Existing Term Loan and the Incremental Term Loan. Such default would have a material adverse effect on our business, financial condition and results of operations. Further, our borrowings are secured by all or substantially all of the Company’s assets. If the Company defaults on its obligations under the Existing Term Loan or the Incremental Term Loans, the lenders may be able to foreclose upon its security interest and otherwise be entitled to obtain or control Company assets.

Our indebtedness reduces our financial and operating flexibility.

We have entered into various credit arrangements to fund certain of our operations and activities, principally business combinations. During the year ended December 31, 2014 we significantly increased our debt obligations through new term loans. As of December 31, 2016, our debt includes Term Loans with a remaining principal balance of $831.9 million. We also have available borrowing capacity under our credit facilities (See Part II, Item 8, Note 7 - “Financing Arrangements” for definitions and descriptions of our Term Loans and our credit facilities). A high level of indebtedness subjects us to a number of risks. In particular, a significant portion of our current indebtedness has variable interest terms meaning we are subject to the risks associated with higher interest rates, and moreover, a high level of indebtedness may impair our ability to obtain additional financing in the future and increases the risk that we may default on our debt obligations. In addition, our current debt arrangements require that we devote a significant portion of our cash flows to service amounts outstanding under those debt arrangements. We also are subject to various covenants with respect to our indebtedness, including the obligation to meet certain defined financial ratios and our ability to pay distributions to our shareholders is restricted. Further, our indebtedness may restrict or otherwise impair our ability to raise additional capital through other debt financing, which could restrict our ability to grow our business. Our ability to meet our debt obligations, to comply with all required covenants, and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Common Stock.

Exercise of options and granting of restricted stock units, may have a substantial dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any stock options is in excess of the various exercise prices of such options, exercise of such options would have a dilutive effect on our common stock. As of December 31, 2016, holders of our outstanding options would receive 4.8 million shares of our common stock at a weighted average exercise price of $27.27 per share.

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

We are authorized to issue up to a total of 5 million shares of preferred stock in one or more series. Subject to certain limitations, our Board of Directors may authorize issuance of shares of preferred stock and the terms of such preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the market value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Owned Locations

As of December 31, 2016 the Company owns three facilities in Decatur, Illinois.  The Wyckles Road facility, which consists of 76,000 square feet of building space, is used for packaging, warehousing, distribution, and office space.  The Grand Avenue facility is a 65,000 square-foot manufacturing facility. A third facility is a 750 square-foot storage unit. The Company also owns less than one acre of land adjacent to the Grand Avenue facility, which is available for expansion.  The Decatur facilities support the Prescription Pharmaceuticals and Consumer Health segments.

The Company owns five buildings in Hettlingen, Switzerland which support the Prescription Pharmaceuticals segment with approximately 17,500 square feet of manufacturing, office and storage space and approximately 1.5 acres of additional currently undeveloped land.

The Company owns seven facilities in Amityville and Copiague, New York, with a total of approximately 225,000 square-feet. These facilities support the Prescription Pharmaceuticals and Consumer Health segments:

•	42,000 square-foot facility dedicated to liquid and semi-solid production,

•	28,000 square-foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories,

•	72,000 square-foot facility used for warehousing finished goods which also houses our Health Care Products division,

•	22,000 square-foot facility with 4,000 square feet of office space and 18,000 square feet of warehouse space,

•	8,000 square-foot office building utilized for administrative functions,

•	35,000 square-foot facility with mixed office, laboratory and manufacturing space,

•	18,000 square-foot building used for research and development activities.

Our manufacturing facilities in Decatur, Illinois, Amityville, New York and Hettlingen, Switzerland are expected to be adequate to accommodate our current manufacturing needs.

The Company owns and operates approximately 350,000 square feet of pharmaceutical manufacturing, warehousing and distribution facilities situated on approximately 14 acres of land in Paonta Sahib, Himachal Pradesh, India.  This facility manufactures drugs primarily for contract customers in India and for export to various unregulated world markets. The Company will gain additional capacity to support continued growth if the manufacturing facility in Paonta Sahib, India receives FDA approval to manufacture products for shipment to the U.S. market.

Leased Locations

The Company leases four facilities in Somerset, New Jersey. One is a 50,000 square-foot facility used for drug manufacturing, research and development and administrative activities related to our Prescription Pharmaceuticals segment. The second facility is a 15,000 square foot facility used for a quality laboratory and additional office space. The third facility is a 6,600 square foot on-site warehouse, and the fourth facility is a 52,000 square-foot warehouse. The Company also leases a facility in Cranbury, New Jersey that is approximately 23,000 square feet used for research and development activities.

Our corporate headquarters and administrative offices consist of 58,000 square feet of leased space in two office buildings in Lake Forest, Illinois.  In Gurnee, Illinois, we lease approximately 161,000 square feet of space for our product warehousing and distribution needs.  In Vernon Hills, Illinois, the Company leases approximately 28,000 square feet across 4 facilities used for research and development activities. Additionally, the Company leases 30,000 square feet and 49,000 square feet of warehouse space in Decatur, Illinois and Champaign, Illinois, respectively.

Our subsidiary, Akorn Consumer Health, maintains its corporate offices in a 3,200-square foot leased facility in Ann Arbor, Michigan.

In India, the Company leases approximately 14,000 square feet of warehouse and office space.

Item 3. Legal Proceedings.

Legal proceedings which may have a material effect on the Company have been further disclosed in Part II, Item 8, Note 20 - “Legal Proceedings” and are herein incorporated by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers  of the Company

The following table identifies our current executive officers, the positions they hold, and the year in which they became an officer, as of February 17, 2017.  Our officers are appointed by the Board to hold office until their successors are elected and qualified.

Name	Position	Age	Year Became Officer

Raj Rai	Chief Executive Officer (“CEO”)	50	2009
Duane A. Portwood	Chief Financial Officer (“CFO”)	50	2015
Joseph Bonaccorsi	Executive Vice President, General Counsel, and Secretary (“General Counsel”)	52	2009
Bruce Kutinsky	Chief Operating Officer (“COO”)	51	2010
Steven Lichter	Executive Vice President, Pharmaceutical Operations	58	2015
Randall E. Pollard	Senior Vice President, Corporate Controller and Chief Accounting Officer ("CAO")	45	2015
Jonathan Kafer	Executive Vice President, Sales and Marketing	53	2016

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

Joseph Bonaccorsi.  Mr. Bonaccorsi joined Akorn in 2009 as Senior Vice President, Secretary and General Counsel and was named Executive Vice President, Secretary and General Counsel in 2016.  Mr. Bonaccorsi came to Akorn from Walgreen Co., where he served as Senior Vice President Mergers & Acquisition and Counsel for the Walgreens-Option Care Home Care division. Mr. Bonaccorsi joined Option Care, Inc. in 2002, where he served as Senior Vice President, General Counsel, Secretary and Corporate Compliance Officer through 2007. Prior to joining Option Care, Inc., he was in private law practice in Chicago, Illinois.  He received his B.S. degree from Northwestern University and his Juris Doctorate from Loyola University School of Law, Chicago.

Bruce Kutinsky, Pharm.D.  Dr. Kutinsky joined Akorn in 2010 as Senior Vice President of Corporate Strategy and was named President, Consumer Health Division following the Company’s acquisition of Advanced Vision Research, Inc. in May 2011.  In September 2012, Dr. Kutinsky was appointed to serve as Akorn’s Chief Operating Officer.  Before joining Akorn, Dr. Kutinsky was Vice President — Strategic Solutions for Walgreens.  Prior to that, Dr. Kutinsky served in various roles at Option Care from 1997 to 2007, the most recent of which was as Executive Vice President, Specialty Pharmacy.  Dr. Kutinsky holds a Doctor of Pharmacy degree from the University of Michigan.

Steve Lichter. Mr. Lichter joined Akorn in early 2015 as Executive Vice President, Pharmaceutical Operations. Mr. Lichter joins Akorn from Abbott Laboratories, where he served in various leadership roles over 32 years, most recently as Corporate Vice President, Operations, for Abbott’s Established Pharmaceutical Division in Switzerland. In this role, Mr. Lichter was responsible for the division’s global supply chain operations including active and finished drug product manufacturing, procurement, manufacturing, engineering and commercial operations. Mr. Lichter holds a B.S. in Business Management and an M.B.A. from Northern Illinois University.

Randall E. Pollard.  Mr. Pollard joined Akorn in April 2015 as Vice President, Corporate Controller and is currently serving as Senior Vice President, Chief Accounting Officer. Mr. Pollard joined Akorn from Novartis Pharmaceuticals, where he most recently served as the head of accounting and reporting for Novartis’ generic division, Sandoz. During his tenure at Novartis, Mr. Pollard also served as Controller of the Sandoz division. Prior to Novartis/Sandoz, he had served in various financial leadership roles at Wyeth Pharmaceutics and Mayne Pharma. Mr. Pollard began his career in public accounting at Arthur Andersen. Mr. Pollard is a Certified Public Accountant and holds a B.S. in Accounting from Pennsylvania State University and an M.B.A. from Fairleigh Dickinson University.

Jonathan Kafer. Mr. Kafer joined Akorn in April 2015 as Executive Vice President, Sales and Marketing. Mr. Kafer joins Akorn from Allergan, Inc., where he was previously the Vice President, Account Management. At Allergan, Mr. Kafer was responsible for all trade activity within Allergan’s wholesale, retail specialty pharmacy, e-Solutions and managed market channels for all of Allergan’s business units. Prior to Allergan, Mr. Kafer was the Vice President of Sales and Marketing for Health Systems at Teva Pharmaceuticals. Mr. Kafer has also served in various senior management roles at aaiPharma, Xanodyne Pharmaceuticals, HealthNexis and Novartis. Mr. Kafer holds a B.A. in Organizational Communications from The Ohio State University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for our common stock for the two most recent fiscal years.  From February 7, 2007 to the date of this report, our common stock has been listed on the NASDAQ Global Select Market under the symbol “AKRX”.  Previously, from November 24, 2004 until February 6, 2007, our common stock was listed on the American Stock Exchange (currently known as the NYSE MKT) under the symbol “AKN.”

	High	Low
Year Ended December 31, 2016
4th Quarter (October 1, 2016 - December 31, 2016)	$28.42	$17.61
3rd Quarter (July 1, 2016 - September 30, 2016)	35.40	26.07
2nd Quarter (April 1, 2016 - June 30, 2016)	31.92	19.18
1st Quarter (January 1, 2016 - March 31, 2016)	39.46	17.57
Year Ended December 31, 2015
4th Quarter (October 1, 2015 - December 31, 2015)	$37.86	$19.08
3rd Quarter (July 1, 2015 - September 30, 2015)	47.35	26.30
2nd Quarter (April 1, 2015 - June 30, 2015)	57.10	38.63
1st Quarter (January 1, 2015 - March 31, 2015)	55.86	35.45

As of February 17, 2017, there were 124,415,759 shares of our common stock outstanding, held by 299 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on February 17, 2017 was $21.78 per share.

We did not pay cash dividends in 2016, 2015 or 2014 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we may be restricted or limited from making dividend payments pursuant to the terms of our financing arrangements with certain other financial institutions (see Item 8, Note 7 - "Financing Arrangements”).

During the quarter ended December 31, 2016, the Company repurchased a total of approximately 0.9 million shares at an average price of $22.06 per share of common stock. See Item 8, Note 21 - "Share Repurchases" for further information. The Company did not repurchase any of our common stock during the years 2015 or 2014. The Company's activity during the quarter is summarized in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (including commission costs)	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1-31, 2016	—	$—	901,382	$174,995,663.32
November 1-30, 2016	906,451	$22.06	1,807,833	$154,999,354.26
December 1-31, 2016	—	$—	1,807,833	$154,999,354.26
Quarterly Total	906,451

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

The graph below compares the cumulative shareholder return on our common stock with the NASDAQ Composite Index (ticker symbol: ^IXIC) and the NASDAQ Health Care Index (ticker symbol: ^IXHC) over the last five years through December 31, 2016.  The graph assumes $100 was invested in our common stock, as well as the two indices presented, at the end of December 2011 and that all dividends were reinvested during the subsequent five-year period.

Total Return Chart	2011	2012	2013	2014	2015	2016
NASDAQ Composite Index (^IXIC)	100	116	160	182	192	207
NASDAQ Health Care Index (^IXHC)	100	127	200	257	274	228
Akorn, Inc. (AKRX)	100	120	221	326	336	196

Item 6. Selected Financial Data

The following table sets forth selected summary historical financial data.  We have prepared this table using our consolidated financial statements for the five years ended December 31, 2016, 2015, 2014, 2013 and 2012.  Our consolidated financial statements upon which the selected summary historical financial data is derived were audited by Ernst & Young LLP, independent registered public accounting firm, during the year ended December 31, 2012 and were audited by BDO USA, LLP (“BDO”), independent registered public accounting firm, during each of the four years ended December 31, 2016, 2015, 2014 and 2013.  Certain prior-period amounts have been reclassified to conform to current-period presentation including current and non-current deferred tax assets and liabilities and short-term and long-term deferred financing fee and debt disclosure on the consolidated balance sheet. This summary should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

	Years Ended December 31,
	2016	2015	2014	2013	2012
(In thousands, except per share data)
Revenues	$1,116,843	$985,076	$555,048	$317,711	$256,158
Gross profit	674,271	596,012	261,360	171,904	148,692
Operating income	327,571	294,611	60,816	88,204	68,756
Interest and other non-operating income (expense)	(56,271)	(62,455)	(35,474)	(5,309)	(11,256)
Pretax income from continuing operations	271,300	232,156	25,342	82,895	57,500
Income tax provision (benefit) from continuing operations	87,057	81,358	10,954	30,533	22,122
Income from continuing operations	$184,243	$150,798	$14,388	$52,362	$35,378
Weighted average shares outstanding:
Basic	122,869	116,980	103,480	96,181	95,189
Diluted	125,801	125,762	109,588	113,898	110,510
PER SHARE:
Equity, per diluted share	$6.51	$4.94	$3.25	$2.28	$1.82
Income from continuing operations per share:
Basic	$1.50	$1.29	$0.14	$0.54	$0.37
Diluted	$1.47	$1.22	$0.13	$0.46	$0.32
Share Price: High	$39.46	$57.10	$45.25	$26.16	$16.87
Low	$17.57	$19.08	$20.52	$12.44	$10.52
BALANCE SHEET DATA:
Current assets	$685,811	$708,132	$437,750	$169,108	$156,716
Net property, plant & equipment	$238,404	$179,614	$144,196	$82,108	$80,679
Total assets	$1,973,720	$2,042,545	$1,832,150	$426,129	$364,496
Current liabilities	$175,555	$231,376	$150,853	$61,245	$43,291
Long-term obligations, less current installments	$978,981	$1,189,604	$1,324,990	$104,704	$120,124
Shareholders’ equity	$819,184	$621,565	$356,307	$260,180	$201,081
CASH FLOW DATA:
Cash provided by operating activities	$167,759	$297,648	$40,442	$57,326	$26,244
Cash used in investing activities	$(72,922)	$(53,718)	$(966,874)	$(66,874)	$(75,501)
Cash provided by (used in) financing activities	$(240,333)	$31,908	$963,116	$3,118	$6,366
Effect of changes in exchange rates	$2	$(251)	$(183)	$(173)	$(290)
(Decrease)/increase in cash and cash equivalents	$(145,494)	$275,587	$36,501	$(6,603)	$(43,181)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We, together with our wholly-owned subsidiaries, are a specialty generic pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals, branded and private-label OTC consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products. As such, we specialize in difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

We have identified two reportable segments:

•	Prescription Pharmaceuticals, we manufacture and market generic and branded prescription pharmaceuticals including ophthalmics, injectables, oral liquids, otics, topical, inhalants, and nasal sprays.

•	Consumer Health, we manufacture and market branded and private-label animal health and OTC products.

For a more detailed description of the products and customers that comprise our reportable segments, see Part I, Item 1 - Business.

Acquisitions:

In previous years, we have completed several business, asset and product acquisitions, including the various acquisitions described below. As a result of purchase accounting, we generally only reflect the results of an acquired business from the date of acquisition, which significantly affects the comparability of our financial results from period to period.

We made several acquisitions of businesses that we believe complement our existing business and strategy. On January 2, 2015, we completed the Akorn AG acquisition, a Swiss contract manufacturer specializing in ophthalmic products. The purchase price of this acquisition was $28.4 million, which was net of certain working capital and inventory adjustments. On August 12, 2014, we completed the VersaPharm acquisition, a developer and marketer of multi-source prescription pharmaceuticals. The purchase price of this acquisition was approximately $433.0 million, subject to net working capital adjustments. On April 17, 2014, we completed the Hi-Tech acquisition, a specialty pharmaceutical company which develops, manufactures and markets generic and branded prescription and OTC products. The purchase price of this acquisition was approximately $650.0 million.

Similarly, we have made several acquisitions of products and assets that we believe complement our existing product offerings. On October 2, 2014, we acquired certain rights and inventory related to a suite of animal health injectable products formerly owned by Lloyd, Inc. These products have uses in pain management and anesthesia. The aggregate upfront and deferred purchase price of this product acquisition was $18.0 million. On October 1, 2014, we acquired certain rights and inventory related to the branded product Xopenex® Inhalation Solution. This product is indicated for the treatment or prevention of bronchospasm in adults, adolescents and certain children with reversible obstructive airway disease. The purchase price of this product acquisition was $45.0 million, partially offset by acquired reserves. On April 1, 2014 and January 2, 2014, we acquired certain rights to Zioptan™ and Betimol® respectively. Both products are prescription ophthalmic eye drops indicated for treatment of intraocular hypertension. The purchase price of the Zioptan™ product acquisition was $11.2 million. The total consideration of the Betimol® product acquisition was $12.2 million. There is also the potential of a $2.0 million increase to the total consideration should net sales of Betimol® exceed a sizable threshold in any one of the first five years following the acquisition, but the Company has not assessed value to this contingent consideration as it is unlikely.

New Product Development:

During the year ended December 31, 2016, we submitted 12 new ANDA filings, one NDA and three ANADA filings to the FDA. In the prior year ended December 31, 2015, we submitted 18 ANDA filings and one NDA filing while in 2014 we submitted 23 ANDA filings to the FDA. Akorn and its partners received seven ANDA product approvals and 3 tentative ANDA approvals from the FDA in the year ended December 31, 2016; 11 ANDA approvals, two ANADA approvals, one NDA product approval, one supplemental ANDA approval and two tentative ANDA approvals in 2015 and finally, 14 ANDA approvals, one NDA product approval and two tentative ANDA approvals in 2014. As of December 31, 2016, we had 92 ANDA filings under review by the FDA. We plan to continue to regularly submit additional filings based on perceived market opportunities and our R&D pipeline. We continue to develop new products internally; as well as partner with other drug companies for products that we would not intend to manufacture ourselves. Our R&D expense in the year ended December 31, 2016 was $42.6 million as compared to $40.7 million in the prior year ended December 31, 2015.

Revenue & Gross Profit:

Our revenue increased to $1,116.8 million in 2016, an increase of 13.4% over revenue of $985.1 million in 2015.  Of this $131.8 million increase, $135.3 million or 102.7% was related to organic product growth, principally through volume increases. Our 2016 gross profit increased by $78.3 million, or 13.1% over gross profit of $596.0 million in 2015. Our overall 2016 gross profit margin of 60.4% was essentially flat compared to 60.5% in 2015.

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

RESULTS OF OPERATIONS

For the years 2016, 2015 and 2014, we have identified and reported operating results for two distinct business segments:  Prescription Pharmaceuticals and Consumer Health. Our reported results by segment are based upon various internal financial reports that disaggregate certain operating information. Our Chief Operating Decision Maker (CODM), as defined in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, is our Chief Executive Officer (CEO), Raj Rai.  Our CEO oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information (See Item 8, Note 12 – “Segment Information” for further discussion).

The following table sets forth amounts and percentages of total revenue for certain items from our Consolidated Statements of Comprehensive Income and our segment reporting information for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

	2016		2015		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$1,053,579	94.3%	$924,472	93.8%	$504,688	90.9%
Consumer Health	63,264	5.7%	60,604	6.2%	50,360	9.1%
Total revenues	1,116,843	100.0%	985,076	100.0%	555,048	100.0%
Gross profit and gross margin percentage:
Prescription Pharmaceuticals	645,078	61.2%	566,298	61.3%	233,833	46.3%
Consumer Health	29,193	46.1%	29,714	49.0%	27,527	54.7%
Total gross profit	674,271	60.4%	596,012	60.5%	261,360	47.1%
Operating expenses:
Selling, general & administrative expenses	197,501	17.7%	162,205	16.5%	92,955	16.7%
Acquisition-related costs	364	—%	1,841	0.2%	32,840	5.9%
Research and development expenses	42,603	3.8%	40,707	4.1%	31,256	5.6%
Amortization of intangibles	65,713	5.9%	66,272	6.7%	43,493	7.8%
Impairment of intangible assets	40,519	3.6%	30,376	3.1%	—	—%
Operating income	$327,571	29.3%	$294,611	29.9%	$60,816	11.0%
Income from continuing operations	184,243	16.5%	150,798	15.3%	14,388	2.6%
Loss from discontinued operations	—	—%	—	—%	(504)	(0.1)%
Net income	$184,243	16.5%	$150,798	15.3%	$13,884	2.5%

COMPARISON OF YEARS ENDED DECEMBER 31, 2016 AND 2015

Our revenues were $1,116.8 million in 2016, an increase of $131.8 million, or 13.4%, as compared to 2015.  The increase in revenue in the period was primarily due to $135.3 million of organic revenue growth and $22.2 million of growth from new and re-launched products in comparison to the prior year, partially offset by a $17.0 million reduction due to discontinued products and $8.7 million reduction in Akorn AG revenues due primarily to lower revenues from contract manufacturing.  The $135.3 million organic revenue growth was due to approximately $96 million volume increases and $39 million from price changes principally due to increased pricing growth for an unapproved product and the competitive nature of our business and industry.

2016 revenues from our Prescription Pharmaceuticals segment were $1,053.6 million, an increase of $129.1 million, or 14.0%, from the prior year.  This increase was primarily related to organic growth which generated $132.6 million of the change and sales of new and re-launched products, which accounted for $22.2 million of the increase. These increases were partially offset by a decrease in revenues from products divested or discontinued in the current or prior year which reduced comparative period revenues by $17.0 million and a decrease in acquisition revenues from the Hettlingen acquisition of $8.7 million.

The Consumer Health segment revenues were $63.3 million, an increase of $2.7 million, or 4.4%, from the prior year due solely to organic revenue growth.

Our 2016 revenues of $1,116.8 million were net of adjustments totaling $1,774.4 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for 2016 were $1,218.6 million, or 42.1% of gross sales, compared to $1,065.2 million, or 42.4% of gross sales, in 2015.  The $153.3 million increase in chargeback expense was due to the impact of product and customer mix. Rebates, administrative fees and other expenses in 2016 were $463.7 million, or 16.0% of gross sales, compared to $367.5 million, or 14.6% in the prior year. The $96.2 million increase in rebates, administrative fees and other expenses was due to the impact of product and customer mix. Our product returns provision in 2016 was $28.3 million, or 1.0% of gross sales, compared to $34.3 million, or 1.4% of gross sales, in 2015.  Discounts and allowances increased from $50.4 million in 2015, or 2.0% of gross sales, to $55.5 million, or 1.9% of gross sales in 2016 while advertisement and promotion expense decreased from $9.2 million, or 0.4% of gross sales in 2015 to $8.4 million, or 0.3% of gross sales in 2016.

Our consolidated gross profit for 2016 was $674.3 million, or 60.4% of revenue, compared to $596.0 million, or 60.5% of revenue, in 2015.  This $78.3 million, or 13.1%, increase in gross profit was principally due to increased volume and price for an unapproved product, partially offset by price declines within the generic product portfolio and costs associated with price changes.

The Prescription Pharmaceuticals segment gross profit for 2016 was $645.1 million, or 61.2% of the 2016 segment revenue, compared to $566.3 million, or 61.3% of the 2015 segment revenue.  The increase in the gross profit was due to increased volume and price for an unapproved product, partially offset by price declines within the generic product portfolio, unfavorable product mix shifts, write-offs related to excess inventory and costs associated with price changes.

The Consumer Health segment gross profit for 2016 and 2015 were essentially identical at $29.2 million and $29.7 million, respectively.

Total operating expenses were $346.7 million in 2016, an increase of $45.3 million, or 15.0%, over the prior year 2015. The main drivers of the variance were increases of $35.3 million and $10.1 million in selling, general and administrative (“SG&A”) expenses and impairment of intangible assets, respectively. The following is a discussion of the main drivers of the increase:

Selling, general and administrative (“SG&A”) expenses were $197.5 million in 2016, an increase of $35.3 million, or 21.8%, over the prior year expense of $162.2 million. The primary drivers of the increase were $13.0 million increase in consulting and outside service expenses, $10.9 million increased wages and other costs, $6.8 million increase in restatement related expenses and $3.3 million increase in management bonus and $2.3 million in restricted stock awards, partially offset by a decrease in accounting, audit and legal fees of $2.2 million.

 During 2016, the Company impaired eight currently marketed products licensing rights due to specific recent events in that market, while in 2015, the Company impaired one currently marketed product licensing rights given trends in customer concentration and market dynamics. The total impairment expense in 2016 was $40.5 million or 3.6% of sales as compared to $30.4 million or 3.1% of sales in 2015.

Other expenses, net were $56.3 million in 2016, a decrease of $6.2 million, or 9.9%, from the prior year that was primarily due to decreases of $9.2 million in interest expense and $4.3 million in other non-operating expenses, net, partially offset by an increase of $6.5 million in amortization of deferred financing costs. The main drivers of the net decrease were comprised of the following fluctuations:

Total interest expense was $42.7 million in 2016, compared to $52.0 million in the prior year.  The decrease in the year is primarily due to the reduced term loan principal as a result of the $200.0 million interim principal repayment in February 2016.

Other non-operating expense was $2.7 million in 2016, compared to $7.0 million in the prior year.  The decrease in the year is primarily due to $1.8 million decrease in litigation losses, $1.2 million loss in the prior year on conversion of the convertible notes and $1.1 million impact of the bonus clawback of certain employee bonuses.

Amortization of deferred financing costs totaled approximately $10.8 million in 2016, an increase of $6.5 million as compared to the $4.3 million recognized in 2015.  The increase in deferred financing fees expense in the year was principally due to deferred financing fee write-offs associated with the $200.0 million interim principal repayment in February 2016.

Income tax expense was $87.1 million based on an effective tax provision rate of approximately 32.1% in 2016, compared to $81.4 million in the prior year based on an effective tax provision rate of approximately 35.0%. This reduction in the tax rate experienced by the Company was principally the result of the adoption of ASU 2016-09 as discussed in "Recent Accounting Pronouncements" below, partially offset by non-deductible losses at foreign subsidiaries.

We reported a net income of $184.2 million in 2016, or 16.5% of revenues, compared to net income of $150.8 million, or 15.3% of revenues in 2015.

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

Our 2015 revenues of $985.1 million were net of adjustments totaling $1,526.6 million for chargebacks, rebates, administrative fees and others, returns, discounts and allowances and advertising, promotions and other.  Chargeback expense for 2015 was $1,065.2 million, or 42.4% of gross sales, compared to $643.0 million, or 44.9% of gross sales, in 2014.  The $422.2 million increase in chargeback expense was due to the full year effect of acquisitions completed during 2014, pricing changes on certain products, a shift to more indirect contract sales, and customer consolidation in the industry.  Rebates, administrative fees and other expenses were $367.5 million, or 14.6% of gross sales in 2015, compared to $177.5 million, or 12.4% of gross revenues in 2014. The increase in rebates, administrative fees and other expenses as a percentage of gross sales was attributable to higher overall rebate expenses as a percent of gross sales from the acquisitions consummated in 2014.  Our products returns provision in 2015 was $34.3 million, or 1.4% of gross sales, compared to $21.0 million, or 1.5% of gross sales, in 2014.  Discounts and allowances increased from $30.8 million in 2014, or 2.1% of gross sales, to $50.4 million in 2015, or 2.0% of gross sales while advertisement and promotion expense increased from $6.3 million, or 0.4% of gross sales in 2014 to $9.2 million, or 0.4% of gross sales in 2015.

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

We recorded $1.8 million of acquisition-related costs during 2015, compared to $32.8 million in 2014, a decrease of $31.0 million or 94.4%.  The current year expenses were primarily related to the Akorn AG acquisition and small amounts of remaining spend at Hi-Tech and VersaPharm, while expenses in the prior year were principally focused on the Hi-Tech and VersaPharm acquisitions and other product acquisitions including Betimol®, Zioptan™, Xopenex® and Lloyd Products. As a percentage of sales, acquisition expenses decreased to 0.2% in 2015 compared to 5.9% in the prior year.

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

Amortization of intangibles consisted of the amortization of drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through acquisitions.  Amortization of intangibles was $66.3 million in 2015, compared to $43.5 million in 2014.  This increase of $22.8 million or 52.4% was wholly related to the full year effect of acquisitions consummated during the prior year, principally Hi-Tech, VersaPharm and Xopenex. As a percentage of sales, amortization expenses decreased to 6.7% in 2015 compared to 7.8% in the prior year.

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

Total interest expense was $52.0 million in 2015, compared to $35.7 million in the prior year.  The increase in the year is primarily due to the full year impact of the addition of the Term Loans entered into upon the consummation of the Hi-Tech and VersaPharm acquisitions, respectively during 2014.

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

FINANCIAL CONDITION AND LIQUIDITY

Cash and Cash Equivalents

As of December 31, 2016, we had cash and cash equivalents of $200.8 million, which is $145.5 million lower than our cash and cash equivalents balance of $346.3 million as of December 31, 2015.  This decrease in 2016 cash and cash equivalents was primarily related to financing cash outflows of $240.3 million and investing cash outflows of $72.9 million, partially offset by operating cash inflows of $167.8 million.  Our net working capital was $510.3 million at December 31, 2016, compared to $476.8 million at December 31, 2015, an increase of $33.5 million.

Operating Cash Flows

	Year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Consolidated net income	$184,243	$150,798	$13,884
Loss from discontinued operations, net of tax		—	504
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	87,963	86,924	57,831
Impairment of intangible assets	44,369	33,003	—
Amortization of deferred financing fees	10,760	4,350	9,984
Amortization of favorable (unfavorable) contracts	—	71	71
Amortization of inventory step-up	—	4,681	20,798
Non-cash stock compensation expense	15,412	12,997	7,752
Non-cash interest expense	777	2,778	4,871
Non-cash gain on bargain purchase	—	(849)	—
Gain from product divestiture	—	—	(9,329)
Deferred income taxes, net	(32,934)	(46,130)	(17,511)
Excess tax benefit from stock compensation	—	(47,997)	(29,517)
Loss on extinguishment of debt	—	1,243	990
Gain (loss) on sale of available-for-sale security	45	237	(7)
Other	(4,888)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(132,617)	40,287	(72,796)
Inventories, net	10,208	(50,729)	(19,385)
Prepaid expenses and other current assets	(6,494)	17,574	30,372
Trade accounts payable	6,139	(4,819)	13,963
Accrued expenses and other liabilities	(15,224)	93,229	27,967
NET CASH PROVIDED BY OPERATING ACTIVITIES	167,759	297,648	40,442

During 2016, we generated $167.8 million in cash flow from operations.  This positive operating cash flow was primarily driven by net income of $184.2 million, add-backs of depreciation and amortization of $88.0 million, intangible asset impairments of $44.4 million and amortization of deferred financing fees of $10.8 million, non-cash stock compensation expense of $15.4 million and a $10.2 million decrease in inventories, net, partially offset by a $132.6 million increase in trade accounts receivable, net, a $32.9 million decrease in deferred income taxes, net and $15.2 million related to a decrease in accrued expenses and other liabilities.

In 2015, we generated $297.6 million in cash flow from operations.  This positive operating cash flow was primarily the result of our net income of $150.8 million, add-backs of depreciation and amortization of $86.9 million and impairment expense of $33.0 million, an increase in accrued expenses and other liabilities of $93.2 million, a decrease in accounts receivable balances of $40.3 million, a decrease in prepaid expenses and other assets of $17.6 million and other aggregating operating cash inflows of $26.3 million, partially offset by a $50.7 million increase in ending inventories, $48.0 million related to excess tax benefits from stock compensation, a $46.1 million cash outflow relating to deferred tax assets and other aggregating operating cash outflows of $5.7 million.

During 2014, we generated $40.4 million in cash flow from operations.  This positive operating cash flow was primarily the result of depreciation and amortization add-backs of $57.8 million, our net income of $13.9 million, a $30.4 million increase in prepaid expenses and other assets, a $14.0 million increase in accounts payable, an add-back of amortization of inventory step-up acquired throughout the year of $20.8 million, an add-back of deferred financing costs of $10.0 million, and other aggregating operating cash inflows of $42.2 million, partially offset by a $72.8 million increase in accounts receivable primarily due to an increase in revenues in the fourth quarter of 2014, $29.5 million related to excess tax benefits from stock compensation, a $19.4 million increase in ending inventories and other aggregating operating cash outflows of $26.8 million.

Investing Cash Flows

	Year ended December 31,
	2016	2015	2014
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	—	(24,408)	(987,428)
Proceeds from disposal of assets	5,966	2,459	59,361
Payments for other intangible assets	(3,950)	(3,835)	(8,908)
Purchases of property, plant and equipment	(74,938)	(27,934)	(29,899)
NET CASH USED IN INVESTING ACTIVITIES	(72,922)	(53,718)	(966,874)

In 2016, we used $72.9 million of cash in investing activities.  Of this total, $74.9 million was used to acquire property, plant and equipment and another $4.0 million was used for the purchase of other intangible assets.  These uses of cash were partially offset by $6.0 million received in proceeds related to the disposition of assets during the year.

In the prior year, we used $53.7 million of cash in investing activities.  Of this total, $27.9 million was used to acquire property, plant and equipment, $24.4 million was used for the initial consideration for the acquisition of Akorn AG in Hettlingen, Switzerland and $3.8 million was used for the payment for other intangible assets.  These uses of cash were partially offset by $2.5 million received in proceeds related to the disposition of assets during the year.

In 2014, we used $966.9 million of cash in investing activities.  Of this total, $987.4 million was used for the acquisition of Hi-Tech and VersaPharm and other product acquisitions. Additionally, $29.9 million was used to acquire property, plant and equipment and $8.9 million was used to acquire other intangible assets.  These uses of cash were partially offset by $59.4 million received in proceeds related to the disposition of assets during the year.

Financing Cash Flows

	Year ended December 31,
	2016	2015	2014
FINANCING ACTIVITIES:
Proceeds from issuances of debt	—	—	1,045,000
Proceeds under stock option and stock purchase plans	9,795	11,916	8,842
Payments of contingent acquisition liabilities	—	(8,991)	(15,000)
Debt financing costs	(5,128)	(8,564)	(28,365)
Proceeds from warrant exercises	—	—	8,171
Excess tax benefits from stock compensation	—	47,997	29,517
Common stock repurchases	(45,000)	—	—
Debt repayment	(200,000)	(10,450)	(85,049)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(240,333)	31,908	963,116

Financing activities used $240.3 million of cash during 2016. Specifically, $200.0 million was used to repay debt, $45.0 million was used to purchase Akorn shares of common stock under our Stock Repurchase Program and $5.1 million was spent on debt financing costs. These uses were partially offset by $9.8 million of proceeds under stock option and stock purchase plans.

During 2015, we generated $31.9 million in cash, which represents $59.9 million generated from stock option and warrant exercises, participation in the ESPP and excess tax benefits from stock compensation, partially offset by $10.5 million in debt repayment related to the Term Loans, $9.0 million related to the payment of contingent acquisition liabilities and $8.6 million in deferred financing costs paid during the year as a result of the consents entered into due to the restatement of the 2014 financials.

In 2014, financing activities generated $963.1 million in cash, which included $1,045.0 million generated from proceeds under borrowing arrangements related to the Hi-Tech and VersaPharm acquisitions and $46.5 million generated from stock option and warrant exercises, participation in the employee stock purchase plan (“ESPP”) and excess tax benefits from stock compensation, partially offset by $85.0 million in debt repayment related to existing VersaPharm debt acquired, $28.4 million in deferred financing costs paid during the year and $15.0 million related to the payment of contingent liabilities.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the U.S., India and Switzerland. Most notably we have previously, and continue to expend significant amounts in order to gain compliance with FDA requirements at AIPL. Furthermore, the Company expects to expend significant amounts in order to comply with the DSCSA by the implementation date in November 2017 and also intends to increase research and development spend through greater headcount. Our cash obligations include the principal and interest payments due on our Term Loans and any amount we may borrow under the JPMorgan Facility (as both described throughout this report) and the amount required to effect the repurchase of shares of our common stock in accordance with the Stock Repurchase Program discussed in Item 8, Note 21 - "Share Repurchases." As of the year ended December 31, 2016, the Company had $155.0 million remaining under the repurchase authorization. We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

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

Refer to Item 8, Note 7 - “Financing Arrangements” for further detail of debt obligations as of and for the year ended December 31, 2016.

CONTRACTUAL OBLIGATIONS

In order to support the continued increase in the number of relevant and marketable pharmaceutical products that we market and sell, we will from time to time partner with outside firms for the development of selected products.  These development agreements frequently call for the payment of “milestone payments” as various steps in the process are completed in relation to product development and submission to the FDA for approval.  The dollar amount of these payments is generally fixed contractually, assuming that the required milestones are achieved.  However, the timing of such payments is contingent based on a variety of factors and is therefore subject to change.  The amounts disclosed in the below table under the caption “Strategic partners - contingent payments” represents our best estimate of the amount and expected timing of the “milestone payments” and other fees we expect to pay to outside development partners based on our current contractual agreements with them.  These milestone payments are accrued as liabilities on our balance sheets once the milestones have been achieved.

As more fully described under Part I, Item 2 - Properties, we currently lease the facilities that we occupy in Gurnee, Illinois, Lake Forest, Illinois and Vernon Hills, Illinois, as well as in Ann Arbor, Michigan, Somerset, New Jersey, Cranbury, New Jersey and India.  We also lease various pieces of office equipment at these facilities, as well as at our manufacturing facilities in Decatur, Illinois and Amityville, New York.  Our remaining obligations under these leases are summarized in the table below.

As of December 31, 2016, our principal outstanding debt obligation was related to our Term Loans.  We had no outstanding loans under our JPM Credit Agreement at December 31, 2016, or any time since we entered into this agreement on April 17, 2014.

The following table details our future contractual obligations as of December 31, 2016 (in thousands):

Description	Total	2017	2018	2019	2020	2021	2022 and beyond
5.25% Term Loans due 2021 (1)	$831,938	$—	$—	$—	$—	$831,938	$—
Interest Payable – 5.25% existing and incremental term loan (2)	187,447	43,677	43,677	43,677	43,677	12,739	—
Contingent consideration – acquisitions	4,994	4,994	—	—	—	—	—
Inventory purchase commitments	8,320	3,601	3,601	739	379	—	—
Leases	23,678	3,760	2,755	2,640	2,596	2,399	9,528
Strategic partners – contingent payments (3)	13,500	9,462	3,788	250	—	—	—
Total:	$1,069,877	$65,494	$53,821	$47,306	$46,652	$847,076	$9,528

1.
As discussed further in Item 8, Note 7 - “Financing Arrangements,” on February 16, 2016 the Company voluntarily prepaid $200.0 million of cumulative Term Loans principal which eliminated any further interim principal repayment obligations.

2.
Interest on borrowings under these facilities are variable as calculated at our election, on an ABR rate or an adjusted LIBOR rate, plus a margin of 3.25% to 4.50% for ABR loans, and 4.25% to 5.50% for LIBOR loans with a minimum comprehensive rate of 5.25%. The calculated interest payable amounts above assume the minimum comprehensive rate of 5.25% across the term of the associated loan.

3.	Note the strategic partner payments include our best estimates regarding if and when various contingencies and market opportunities will occur in 2017 and beyond.

OFF BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies and critical accounting estimates are described in Item 8, Note 2 - “Summary of significant accounting policies” to the Consolidated Financial Statements and are herein incorporated by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements which may have an effect on the Company are described in Item 8, Note 15 - “Recently issued and adopted accounting pronouncements” to the Consolidated Financial Statements and are herein incorporated by reference.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements which have had an effect on the Company are described in Item 8, Note 15 - “Recently issued and adopted accounting pronouncements” to the Consolidated Financial Statements and are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2016, our principal debt obligations included the Term Loans with outstanding debt of $831.9 million. As of the date of the filing of this Form 10-K until the maturity of the term loans, our spread will be based upon the Ratings Level applicable on such date as documented below.

Ratings Level	Index Ratings (Moody's/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

As of December 31, 2016, we were party to the $150.0 million JPM Credit Agreement with JPMorgan providing for a revolving credit facility. Interest on borrowings under the JPM Credit Agreement were to be calculated at a premium above either the current prime rate or current LIBOR rates plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges), exposing us to interest rate risk on such borrowings. As of December 31, 2016 and throughout the year ended, we had no outstanding loans under the JPM Credit Agreement and one outstanding letter of credit under the JPM Credit Agreement for $2.2 million.

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

Our financial instruments include cash and cash equivalents, accounts receivable, available for sale securities and accounts payable. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Available for sale securities are stated at fair value adjusted for certain lock-up provisions which prevent us from selling until a set period of time has elapsed. As of December 31, 2016, we hold available for sale securities in shares of Nicox S.A., an international company whose shares are publicly traded on the Euronext Paris exchange. The fair value of these securities at December 31, 2016 was $1.1 million and we monitor these investments for other than temporary declines in market value, and charge impairment losses to income when an other than temporary decline in value occurs.

At December 31, 2016, the majority of our cash and cash equivalents balance of $200.8 million was invested in overnight instruments, the interest rates of which may change daily.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in Part II, Item 8 of this Form 10-K.

INDEX:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Akorn, Inc.
Lake Forest, Illinois

We have audited the accompanying consolidated balance sheets of Akorn, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. at December 31, 2016 and 2015 , and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the Company has changed its method of accounting for the tax effects related to stock based compensation in 2016 due to the adoption of FASB ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and has also changed the presentation of its deferred tax assets and liabilities in its consolidated balance sheets due to the adoption of FASB ASU 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Akorn, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Chicago, Illinois
March 1, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Akorn, Inc.
Lake Forest, Illinois

We have audited Akorn, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Akorn, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A - Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective internal controls over the accounting for IPR&D (in process research and development) indefinite-lived intangible assets has been identified and described in management’s assessment and is included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 1, 2017 on those financial statements.

In our opinion, Akorn, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Akorn, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Chicago, Illinois
March 1, 2017

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands,
Except Share Data)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$200,772	$346,266
Trade accounts receivable, net	283,154	150,621
Inventories, net	174,793	185,316
Available-for-sale securities	1,106	5,941
Prepaid expenses and other current assets	25,986	19,988
TOTAL CURRENT ASSETS	685,811	708,132
PROPERTY, PLANT AND EQUIPMENT, NET	238,404	179,614
OTHER LONG-TERM ASSETS
Goodwill	284,293	284,710
Intangible assets, net	758,854	864,989
Deferred tax assets	5,286	4,207
Long-term investments	9	129
Other non-current assets	1,063	764
TOTAL OTHER LONG-TERM ASSETS	1,049,505	1,154,799
TOTAL ASSETS	$1,973,720	$2,042,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$59,534	$46,019
Purchase consideration payable	4,994	4,967
Income taxes payable	16,198	23,670
Accrued royalties	15,044	19,378
Accrued compensation	19,113	15,866
Current maturities of long-term debt (net of current deferred financing costs)	—	52,779
Accrued administrative fees	36,436	37,094
Accrued expenses and other liabilities	24,236	31,603
TOTAL CURRENT LIABILITIES	175,555	231,376
LONG-TERM LIABILITIES
Long-term debt (net of non-current deferred financing costs)	809,979	994,033
Deferred tax liability	157,607	188,808
Other long-term liabilities	11,395	6,763
TOTAL LONG-TERM LIABILITIES	978,981	1,189,604
TOTAL LIABILITIES	1,154,536	1,420,980
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 124,390,217 and 119,427,471 shares issued and outstanding at December 31, 2016 and 2015	521,860	458,659
Retained earnings	319,291	180,048
Accumulated other comprehensive loss	(21,967)	(17,142)
TOTAL SHAREHOLDERS’ EQUITY	819,184	621,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,973,720	$2,042,545

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	Year ended December 31,
	2016	2015	2014
REVENUES	$1,116,843	$985,076	$555,048
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	442,572	389,064	293,688
GROSS PROFIT	674,271	596,012	261,360
Selling, general and administrative expenses	197,501	162,205	92,955
Acquisition-related costs	364	1,841	32,840
Research and development expenses	42,603	40,707	31,256
Amortization of intangibles	65,713	66,272	43,493
Impairment of intangible assets	40,519	30,376	—
TOTAL OPERATING EXPENSES	346,700	301,401	200,544
OPERATING INCOME	327,571	294,611	60,816
Amortization of deferred financing costs	(10,791)	(4,283)	(9,985)
Interest expense, net	(42,734)	(51,973)	(35,657)
Bargain purchase gain	—	849	—
Gain from product divestiture	—	—	9,297
Other non-operating (expense) income, net	(2,746)	(7,048)	871
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	271,300	232,156	25,342
Income tax provision	87,057	81,358	10,954
INCOME FROM CONTINUING OPERATIONS	$184,243	$150,798	$14,388
Loss from discontinued operations, net of tax	—	—	(504)
CONSOLIDATED NET INCOME	$184,243	$150,798	$13,884
CONSOLIDATED NET INCOME PER COMMON SHARE:
Income from continuing operations, basic	$1.50	$1.29	$0.14
Loss from discontinued operations, basic	—	—	(0.01)
CONSOLIDATED NET INCOME, BASIC	$1.50	$1.29	$0.13
Income from continuing operations, diluted	$1.47	$1.22	$0.13
Loss from discontinued operations, diluted	—	—	—
CONSOLIDATED NET INCOME, DILUTED	$1.47	$1.22	$0.13
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER COMMON SHARE:
BASIC	122,869	116,980	103,480
DILUTED	125,801	125,762	109,588
COMPREHENSIVE INCOME:
Consolidated net income	$184,243	$150,798	$13,884
Unrealized holding gain (loss) on available-for-sale securities, net of tax of ($436), ($61) and $663 for the years ended December 31, 2016, 2015 and 2014, respectively.	740	104	(1,124)
Foreign currency translation loss for the years ended December 31, 2016, 2015 and 2014, respectively.	(1,941)	(2,051)	(1,704)
Pension liability adjustment, net of tax of $694 for the year ended December 31, 2016.	(3,624)	—	—
COMPREHENSIVE INCOME	$179,418	$148,851	$11,056

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016
(In Thousands)

	Common Stock		Warrants to acquire Common Stock	Retained Earnings	Other Compre-hensive Loss	Total
	Shares	Amount
BALANCES AT DECEMBER 31, 2013	96,569	$239,235	$17,946	$15,366	$(12,367)	$260,180
Consolidated net income	—	—	—	13,884	—	13,884
Exercise of stock options	4,226	8,013	—	—	—	8,013
Employee stock purchase plan issuances	73	829	—	—	—	829
Restricted stock units	16	1,188	—	—	—	1,188
Stock-based compensation expense	—	6,564	—	—	—	6,564
Foreign currency translation loss	—	—	—	—	(1,704)	(1,704)
Excess tax benefit – stock compensation	—	29,517	—	—	—	29,517
Unrealized holding loss on available-for-sale securities	—	—	—	—	(1,124)	(1,124)
Convertible note conversions	3,659	30,789	—	—	—	30,789
Exercise of warrants	7,192	26,117	(17,946)	—	—	8,171
BALANCES AT DECEMBER 31, 2014	111,735	$342,252	$—	$29,250	$(15,195)	$356,307
Consolidated net income	—	—	—	150,798	—	150,798
Exercise of stock options	2,514	10,503	—	—	—	10,503
Employee stock purchase plan issuances	66	1,413	—	—	—	1,413
Restricted stock units	16	3,814	—	—	—	3,814
Stock-based compensation expense	—	9,183	—	—	—	9,183
Foreign currency translation loss	—	—	—	—	(2,051)	(2,051)
Excess tax benefit – stock compensation	—	47,997	—	—	—	47,997
Unrealized holding loss on available-for-sale securities	—	—	—	—	104	104
Convertible note conversions	5,096	43,497	—	—	—	43,497
BALANCES AT DECEMBER 31, 2015	119,427	$458,659	$—	$180,048	$(17,142)	$621,565
Consolidated net income	—	—	—	184,243	—	184,243
Common stock repurchases	(1,808)	—	—	(45,000)	—	(45,000)
Exercise of stock options	1,792	13,953	—	—	—	13,953
Restricted stock units	184	4,091	—	—	—	4,091
Stock-based compensation expense	—	11,321	—	—	—	11,321
Foreign currency translation loss	—	—	—	—	(1,941)	(1,941)
Stock compensation plan withholdings for employee taxes	(138)	(4,158)	—	—	—	(4,158)
Unrealized holding loss on available-for-sale securities	—	—	—	—	740	740
Convertible note conversions	4,933	43,215	—	—	—	43,215
Akorn AG pension liability adjustment	—	—	—	—	(3,624)	(3,624)
Other	—	(5,221)	—	—	—	(5,221)
BALANCES AT DECEMBER 31, 2016	124,390	$521,860	$—	$319,291	$(21,967)	$819,184

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Consolidated net income	$184,243	$150,798	$13,884
Loss from discontinued operations, net of tax	—	—	504
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	87,963	86,924	57,831
Impairment of intangible assets	44,369	33,003	—
Amortization of deferred financing fees	10,760	4,350	9,984
Amortization of favorable (unfavorable) contracts	—	71	71
Amortization of inventory step-up	—	4,681	20,798
Non-cash stock compensation expense	15,412	12,997	7,752
Non-cash interest expense	777	2,778	4,871
Non-cash gain on bargain purchase	—	(849)	—
Gain from product divestiture	—	—	(9,329)
Deferred income taxes, net	(32,934)	(46,130)	(17,511)
Excess tax benefit from stock compensation	—	(47,997)	(29,517)
Loss on extinguishment of debt	—	1,243	990
Gain (loss) on sale of available-for-sale security	45	237	(7)
Other	(4,888)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(132,617)	40,287	(72,796)
Inventories, net	10,208	(50,729)	(19,385)
Prepaid expenses and other current assets	(6,494)	17,574	30,372
Trade accounts payable	6,139	(4,819)	13,963
Accrued expenses and other liabilities	(15,224)	93,229	27,967
NET CASH PROVIDED BY OPERATING ACTIVITIES	167,759	297,648	40,442
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	—	(24,408)	(987,428)
Proceeds from disposal of assets	5,966	2,459	59,361
Payments for other intangible assets	(3,950)	(3,835)	(8,908)
Purchases of property, plant and equipment	(74,938)	(27,934)	(29,899)
NET CASH USED IN INVESTING ACTIVITIES	(72,922)	(53,718)	(966,874)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	—	—	1,045,000
Proceeds under stock option and stock purchase plans	9,795	11,916	8,842
Payments of contingent acquisition liabilities	—	(8,991)	(15,000)
Debt financing costs	(5,128)	(8,564)	(28,365)
Proceeds from warrant exercises	—	—	8,171
Excess tax benefits from stock compensation	—	47,997	29,517
Common stock repurchases	(45,000)	—	—
Debt repayment	(200,000)	(10,450)	(85,049)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(240,333)	31,908	963,116
Effect of changes in exchange rates on cash and cash equivalents	2	(251)	(183)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(145,494)	275,587	36,501
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	346,266	70,679	34,178
CASH AND CASH EQUIVALENTS AT END OF YEAR	$200,772	$346,266	$70,679

See notes to the consolidated financial statements.

AKORN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Basis of Presentation

Business: Akorn, Inc., together with its wholly-owned subsidiaries (collectively “Akorn,” the “Company,” “we,” “our” or “us”) is a specialty generic pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals and branded and private-label over-the-counter (“OTC”) consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products. We specialize in difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays. In previous years the Company completed numerous mergers, acquisitions, product acquisitions, divestitures and dispositions, which resulted in significant growth.

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We also operate a central distribution warehouse in Gurnee, Illinois and additional warehouse facilities in Amityville, New York and Decatur, Illinois. Our R&D centers are located in Vernon Hills, Illinois; Copiague, New York; and Cranbury, New Jersey. In the fourth quarter of 2016 we moved our previous R&D center in Warminster, Pennsylvania to Copiague, New York. We also have other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

The Company has considered the accounting and disclosure of events occurring after the balance sheet date of December 31, 2016 through the filing date of this Form 10-K.

Certain prior-period amounts have been reclassified to conform to current-period presentation including current and non-current deferred tax assets and liabilities and short-term and long-term deferred financing fee and debt disclosure on the consolidated balance sheet.

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

Going Concern: In connection with the preparation of the financial statements for the year ended December 31, 2016, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when purchased to be cash and cash equivalents.  At December 31, 2016 and 2015, approximately $3.3 million and $4.3 million of cash held by AIPL as of those dates was restricted, and was reported within prepaid expenses and other current assets and other non-current assets, respectively.

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

Chargebacks: The Company enters into contractual agreements with certain third parties such as retailers, hospitals, group-purchasing organizations (“GPOs”) and managed care organizations to sell certain products at predetermined prices. Similarly, we maintain an allowance for rebates and discounts related to billbacks, wholesaler fee for service contracts, GPO administrative fees, government programs, prompt payment and other adjustments with certain customers. Most of the parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. As noted elsewhere, these wholesalers represent a significant percentage of the Company’s gross sales. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. This process typically takes four to six weeks, but for some products may extend out to twelve weeks. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

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

For the year ended December 31, 2016, the Company incurred a chargeback provision of $1,218.6 million, or 42.1% of gross sales of $2,891.3 million, compared to $1,065.2 million, or 42.4% of gross sales of $2,511.7 million in the prior year. We note that the dollar increase and percent decrease in the comparative period was the result of gross sales increases and product mix shifts to products with lower chargeback expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside of the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 380 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $1.4 million or decrease the chargeback reserve by $3.1 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the 6-month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the 6-month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis. However, the average change in the ratio of sales subject to chargeback to indirect sales in the last 6 months is immaterial. Accordingly, the BP change calculation for December 31, 2016 is based on the difference between the lowest and highest ratio of sales subject to chargeback to indirect sales during the last 6 months.

As of and for the year ended December 31, 2016, the Company determined that in order to more closely align with internal analysis of associated reserves it would adjust the allowances disclosure to separately report rebates from chargebacks and rebates for both net trade accounts receivable and gross sale adjustments and to consolidate administrative fees and others with rebates for purposes of reporting of gross to net revenue reserves. All prior period information, including as of and for the years ended December 31, 2015 and 2014 have been recasted to reflect this disclosure change.

Rebates, administrative fees and others: The Company maintains an allowance for rebates, administrative fees and others related to contracts and other rebate programs that it has in place with certain customers. Rebate, administrative fees and other percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then applies the applicable rebate, administrative fees and other percentage, using both historical trends and actual experience to estimate its rebate, administrative fees and other allowances. The Company reduces gross sales and increases the rebate, administrative fees and other allowance by the estimated rebate, administrative fees and other amounts when the Company sells its products to eligible customers. The Company reduces the rebate allowance when it processes a customer request for a rebate. At each balance sheet date, the Company analyzes the allowance for rebates, administrative fees and others against actual rebates processed and makes necessary adjustments as appropriate. The amount of actual rebates processed can vary materially from period to period as discussed below.

The allowances for rebates, administrative fees and others further takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease, a credit is given for product remaining in customer’s inventories at the time of the price reduction. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

Similar to rebates, the reserve for administrative fees and others represent those amounts processed related to contracts and other fee programs which have been in place with certain entities, but they are settled through cash payment to these entities and accordingly are accounted for as a current liability. Otherwise, administrative fees and others operate similarly to rebates.

For the year ended December 31, 2016 the Company incurred a rebates, administrative fees and others provision of $463.7 million, or 16.0% of gross sales of $2,891.3 million, compared to $367.5 million, or 14.6% of gross sales of $2,511.7 million in the prior year. We note that the dollar and percent increase from the comparative period was the result of gross sales increases and product mix shifts to products with higher rebates, administrative fees and others expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in rebates, administrative fees and others reserves based on circumstances that are not fully outside of the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 380 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by $0.2 million or decrease the same reserve by $0.6 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the 6-month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the 6-month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis. However, the average change in the ratio of sales subject to rebates, administrative fees and others to indirect sales in the last 6 months is immaterial. Accordingly, the 380 BP change calculation for December 31, 2016 is based on the difference between the lowest and highest ratio of sales subject to rebates, administrative fees and others to indirect sales during the last 6 months.

Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods. Provisions are made at the time of sale based upon historical experience. Historical factors such as one-time recall events as well as pending new developments like comparable product approvals or significant pricing movement that may impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the reserve required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the amount of wholesaler’s inventory to assess the magnitude of unconsumed product that may result in sales returns to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the pull through for sales of the Company’s products and ultimately impact the level of sales returns.

For the year ended December 31, 2016 the Company incurred a return provision of $28.3 million, or 1.0% of gross sales of $2,891.3 million, compared to $34.3 million, or 1.4% of gross sales of $2,511.7 million in the prior year. We note that the dollar and percent decrease from the comparative period was the result of gross sales increases partially offset by product mix shifts to products with lower return rates. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could decrease the return rate as typically the Company purchases smaller entities with less contracting power and integrates those product sales to Akorn contracts; and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 1.24 months change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $3.7 million or a decrease of $2.7 million of the return reserve expense if the lag increases or decreases, respectively. The average 1.24 months change in the lag from the time of sale to the time the product return is processed was determined based on the average variances of the last 6-month historical activities. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

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

Doubtful Accounts: Provisions for doubtful accounts, which reflect trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of SG&A expenses. In estimating the allowance for doubtful accounts, the Company considers its historical experience with collections and write-offs, the credit quality of its customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from its customers. Note that in the ordinary course of business, and consistent with our peers, we may from time to time offer extended payment terms to our customers as an incentive for new product launches or in other circumstances in accordance with standard industry practices. These extended payment terms do not represent a significant risk to the collectability of accounts receivable as of the period-end and are evaluated in accordance with ASC 605 —Revenue Recognition as applicable. Accounts are considered past due when they remain uncollected beyond the due date specified in the applicable contract or on the applicable invoice, whichever is deemed to take precedence.

As of December 31, 2016, the Company had a total of $5.1 million of past due gross accounts receivable with no material amounts aged over 60 days. The Company performs monthly a detailed analysis of the receivables due from its customers and provides a specific reserve against known uncollectible items. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers, based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.  Accounts are written off once all reasonable collection efforts have been exhausted and/or when facts or circumstances regarding the customer (i.e. bankruptcy filing) indicate that the chance of collection is remote.

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

Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note 5 — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow-moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow-moving items and NRV. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a provision for inventory obsolescence and NRV of $32.1 million, $8.8 million, and $10.5 million, respectively. The allowances for inventory obsolescence were $33.5 million and $21.5 million as of December 31, 2016 and 2015, respectively.

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

At December 31, 2016, the Company established a reserve of $2.4 million related to R&D raw materials that are not expected to be utilized prior to expiration while at the prior year end, the Company had approximately $2.3 million in reserves for R&D raw materials. The entire balance of R&D raw materials has been reserved, as the Company deemed it unlikely that the products would receive FDA approval far enough in advance of expiration to be sellable.

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives or lease terms. Depreciation expense was $22.2 million, $19.9 million and $14.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The following table sets forth the average estimated useful lives at acquisition of the Company’s property, plant and equipment, by asset category:

Asset category	Depreciable Life (years)
Buildings	30 - 50
Leasehold improvements	20 - 30
Furniture and equipment	7 - 20
Automobiles	5 - 7
Computer hardware and software	3 - 5

Net Income Per Common Share: Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and convertible securities using the treasury stock and if converted methods.  Anti-dilutive shares excluded from the computation of diluted net income per share for 2016, 2015 and 2014 include 3.6 million, 0.9 million and 0.7 million shares, respectively, related to options.

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

Our financial instruments include cash and cash equivalents, accounts receivable, available for sale securities and accounts payable. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

-
Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company's cash and cash equivalents and the portion of the value of the Nicox S.A. ("Nicox") shares which are available to be traded on the exchange are considered Level 1 assets.

-
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company has no Level 2 assets or liabilities in any of the periods presented.

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The portion of the fair valuation of the available-for-sale investment held in shares of Nicox stock that is subject to a lock-up provision is considered a Level 3 asset. The additional consideration payable as a result of prior years' divestitures and other insignificant contingent amounts are considered Level 3 liabilities.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$200,772	$200,772	$—	$—
Available-for-sale securities	1,106	1,074	—	32
Total assets	$201,878	$201,846	$—	$32
Purchase consideration payable	$4,994	$—	$—	$4,994
Total liabilities	$4,994	$—	$—	$4,994

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$346,266	$346,266	$—	$—
Available-for-sale securities	5,941	4,843	—	1,098
Total assets	$352,207	$351,109	$—	$1,098
Purchase consideration payable	$4,967	$—	$—	$4,967
Total liabilities	$4,967	$—	$—	$4,967

As of December 31, 2016, the Company was carrying available-for-sale investments in shares of Nicox stock fair valued at $1.1 million. In 2014, the Company initially acquired Nicox stock fair valued at $12.5 million, carrying an original cost basis of $10.8 million and unrealized gain of $1.7 million. The unrealized gain was the result of discounting to reflect certain lockup provisions preventing immediate sale of the underlying shares. During the years ended December 31, 2016, 2015 and 2014, the Company sold available-for-sale securities with original cost bases of $6.0 million, $2.6 million and $0.6 million, respectively, realizing immaterial losses through these sales. The remaining available-for-sale securities owned as of December 31, 2016 have an original cost basis of approximately $1.5 million, less an unrealized loss of $0.4 million, resulting in a net carrying value (fair value) of $1.1 million. The fair value of the investment is estimated using observable and unobservable inputs to discount for lack of marketability. See Note 16 - Business Combinations and Other Strategic Investments for further discussion.

The remaining purchase consideration payable is principally comprised of amounts owed relating to various prior years divestitures, at fair value as determined based on the underlying contracts and the Company’s subjective evaluation of the additional consideration obligation estimate.

Discontinued Operations:  During the three months ended June 30, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition, the Company divested the ECR subsidiary. As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC 205 - Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

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

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is typical of the pharmaceutical industry and not necessarily specific to the Company. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the end-user customer (which in turn depends on the specific end-user customer, each having its own pricing arrangement, which entitles it to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying consolidated statements of comprehensive income. Additionally, with the exception of administrative fees and others, which is included as a current liability, the ending reserve balances are included in trade accounts receivable, net in the Company’s consolidated balance sheets.

As of and for the year ended December 31, 2016, the Company determined that in order to more closely align with internal analysis of associated reserves it would adjust the allowances disclosure to separately report rebates from chargebacks and rebates for both net trade accounts receivable and gross sales adjustments and to consolidate administrative fees and others with rebates for purposes of reporting gross sales to net revenues. All prior period information, including as of and for the years ended December 31, 2015 and 2014, have been recast to reflect this disclosure change.

Trade accounts receivable, net consists of the following (in thousands):

	December 31,
	2016	2015
Gross accounts receivable	$519,175	$466,570
Less reserves for:
Chargebacks	(80,360)	(91,844)
Rebates (1)	(97,935)	(162,596)
Product returns	(43,689)	(48,333)
Discounts and allowances	(12,389)	(10,079)
Advertising and promotions	(688)	(1,518)
Doubtful accounts	(960)	(1,579)
Trade accounts receivable, net	$283,154	$150,621

(1) - The primary reason for the significant decrease in the reserve for rebates for the twelve months period ended December 31, 2016 compared to the balance at December 31, 2015 is due to an abnormal delay in processing the 2015 rebates driven in part by the 2014 Financial Restatement efforts. In 2016, the rebates reserve balance declined each subsequent quarter-end reporting period as the Company progressively returned to normal processing timing of rebate claims. The rebates processed during full year 2016 are disclosed under the caption “charges processed,” in the table below.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded the following adjustments to gross sales (in thousands):

	Year ended December 31,
	2016	2015	2014
Gross sales	$2,891,267	$2,511,693	$1,433,603
Less adjustments for:
Chargebacks	(1,218,560)	(1,065,244)	(643,004)
Rebates, administrative fees and others	(463,724)	(367,514)	(177,518)
Product returns	(28,285)	(34,272)	(20,993)
Discounts and allowances	(55,494)	(50,384)	(30,782)
Advertising, promotions, and others	(8,361)	(9,203)	(6,258)
Revenues, net	$1,116,843	$985,076	$555,048

The annual activity in the Company’s allowance for customer deductions accounts for the three years ended December 31, 2016 is as follows (in thousands):

	Returns	Chargebacks	Rebates (1)	Discounts	Doubtful Accounts	Advert. & Promotions	Total
Balance at December 31, 2013	8,164	8,635	4,247	1,644	25	452	23,167
Provision	20,993	643,004	132,960	30,782	247	6,258	834,244
Additions from acquisitions	35,542	38,500	—	5,160	51	311	79,564
Charges processed	(20,053)	(587,701)	(41,533)	(22,032)	(14)	(6,262)	(677,595)
Balance at December 31, 2014	$44,646	$102,438	$95,674	$15,554	$309	$759	$259,380
Provision	34,272	1,065,244	295,787	50,384	840	9,203	1,455,730
Additions from acquisitions	—	—	—	—	291	—	291
Charges processed	(30,585)	(1,075,838)	(228,865)	(55,859)	139	(8,444)	(1,399,452)
Balance at December 31, 2015	$48,333	$91,844	$162,596	$10,079	$1,579	$1,518	$315,949
Provision	28,285	1,218,560	384,074	55,494	—	8,361	1,694,774
Charges processed	(32,929)	(1,230,044)	(448,735)	(53,184)	(619)	(9,191)	(1,774,702)
Balance at December 31, 2016	$43,689	$80,360	$97,935	$12,389	$960	$688	$236,021

(1) - As provisions for rebates, administrative fees and others represent both contra-receivables and current liabilities, depending on the method of settlement, the cumulative provision relating to rebates, administrative fees and others is bifurcated as applicable based on the associated consolidated balance sheet classification. Accordingly, for the years ended December 31, 2016, 2015 and 2014, an additional $79.7 million, $71.7 million and $44.6 million, respectively, of provision was associated with administrative fees and others.

Provisions and utilizations of provisions activity in the current period which relate to prior period revenues are not provided because to do so would be impracticable. Our current systems and processes do not capture the chargeback and rebate settlements by the period in which the original sales transaction was recorded. Chargeback and rebate claims are not submitted by customers with sufficient details to link the accrual recorded at the point of sale with the settlement of the accrual. As a result, the Company is unable to reasonably determine the dollar amount of the change in estimate in its gross to net reporting reflected in its results of operations for each period presented, and, those changes could be significant. However, the Company uses a combination of factors and applications to estimate the dollar amount of reserves for chargebacks and rebates at each balance sheet date. The Company regularly monitors the chargeback reserve based on an analysis of the Company’s product sales and most recent claims, wholesaler inventory, current pricing, and anticipated future pricing changes. If claims are different from the estimate due to changes from estimated rates, accrual rate adjustments are considered prospectively when determining provisions in accordance with authoritative GAAP.

Note 4 — Inventories, Net

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2016	2015
Finished goods	$73,027	76,512
Work in process	14,719	8,905
Raw materials and supplies	87,047	99,899
	$174,793	$185,316

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value.  The activity in the allowance for excess, obsolete, and net realizable value inventory account for the two years ended December 31, 2016 and 2015, was as follows (in thousands):

	Years Ended December 31,
	2016	2015
Balance at beginning of year	$21,537	$21,368
Provision	32,072	8,827
Additions from acquisitions	—	2,064
Charges processed	(20,077)	(10,722)
Balance at end of year	$33,532	$21,537

Note 5 - Goodwill and Other Intangible Assets

Intangible assets consist primarily of goodwill, which is carried at its initial value, subject to evaluation for impairment, In-Process Research and Development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, normally ranging from one year to thirty years.  Accumulated amortization of intangible assets was $195.3 million and $144.1 million at December 31, 2016 and 2015, respectively.  Amortization expense was $65.7 million, $66.3 million and $43.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows, and through this analysis incurred impairment expense for intangible assets during the years ended December 31, 2016, 2015 and 2014, of $40.5 million, $30.4 million and $0.0 million, respectively.  If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. The Company performed its annual impairment test on October 1, 2016 and determined that the fair value of its reporting units are substantially in excess of its carrying value and, therefore, no goodwill impairment charge was necessary.

IPR&D intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are impaired. In 2016, one IPR&D project was partially impaired due to the Company's expectations of market conditions upon launch, resulting in an impairment expense of $3.9 million, while in 2015, the Company impaired two IPR&D projects based on an analysis of launch expectations and technical feasibility, resulting in an impairment of the full asset values of each product that aggregated to $2.6 million. These impairments were recorded in R&D expenses in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015.

Changes in goodwill during the two years ended December 31, 2016 were as follows (in thousands):

Goodwill
December 31, 2014	$285,283
Acquisitions and other adjustments	—
Impairments	—
Dispositions	—
Foreign currency translation	(573)
December 31, 2015	$284,710
Acquisitions and other adjustments	$—
Impairments	—
Dispositions	$—
Foreign currency translation	(417)
December 31, 2016	$284,293

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2016 for those assets that are not already fully amortized (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Reclassifications	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Amortization Period (years)
Product licensing rights	$790,143	$(182,901)	$9,400	$(52,637)	$564,005	10.5
IPR&D	187,007	—	(9,400)	(3,850)	173,757	N/A - Indefinite lived
Trademarks	16,000	(4,244)	—	—	11,756	18.0
Customer relationships	6,290	(3,863)	—	—	2,427	9.3
Other intangibles	11,235	(4,326)	—	—	6,909	6.0
	$1,010,675	$(195,334)	$—	(56,487)	758,854

(1)  Impairment of product licensing rights is stated at gross carrying cost of $52.6 million less accumulated amortization of $12.1 million as of the impairment date. Accordingly, the net impairment expense recognized in product licensing rights was $40.5 million as of and for the year ended December 31, 2016.

Changes in intangible assets during the two years ended December 31, 2016 and 2015, were as follows (in thousands):

	Product licensing rights	IPR&D	Trademarks	Customer relationships	Other intangibles	Non-compete agreements
December 31, 2014	$704,791	$227,259	$14,279	$3,035	$10,356	$683
Acquisitions	3,535	300	—	—	—	—
Amortization	(62,323)	—	(1,261)	(381)	(1,721)	(586)
Impairments	(30,376)	(2,627)	—	—	—	—
Foreign currency translation	—	—	—	123	—	(97)
Reclassifications	38,000	(38,000)	—	—	—	—
December 31, 2015	$653,627	$186,932	$13,018	$2,777	$8,635	$—
Acquisitions	3,872	75	—	—	—	—
Amortization	(62,375)	—	(1,262)	(350)	(1,726)	—
Impairments	(40,519)	(3,850)	—	—	—	—
Dispositions	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Reclassifications	9,400	(9,400)	—	—	—	—
December 31, 2016	$564,005	$173,757	$11,756	$2,427	$6,909	$—

The amortization expense of acquired intangible assets for each of the following five years are expected to be as follows (in thousands):

Year ending December 31,	Amortization Expense
2017	$62,206
2018	61,984
2019	59,157
2020	51,376
2021	51,376

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Land	$17,410	$17,409
Buildings and leasehold improvements	88,825	85,767
Furniture and equipment	160,546	142,885
	266,781	246,061
Accumulated depreciation	(108,425)	(87,086)
	158,356	158,975
Construction in progress	80,048	20,639
	$238,404	$179,614

At December 31, 2016 and 2015, property, plant and equipment carrying a net book value of $65.1 million and $52.6 million, respectively, was located outside the United States. The increased investment in 2016 was principally the result of the continued spend to achieve U.S. FDA compliance at our India facility and increased serialization spend to further the process of compliance with the DSCSA, both of which are reflected in construction in progress.

Depreciation expense was $22.2 million, $19.9 million and $14.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7 — Financing Arrangements

Term Loans

Concurrent with the closing of its acquisition of Hi-Tech (the “Hi-Tech Acquisition”), Akorn, Inc. and its wholly-owned domestic subsidiaries (the "Akorn Loan Parties") entered into a $600.0 million Term Facility (the “Existing Term Facility”) pursuant to a Loan Agreement dated April 17, 2014 (the “Existing Term Loan Agreement”) between Akorn Loan Parties as borrowers, certain other lenders and JPMorgan Chase Bank, N.A. ("JPMorgan") acting as administrative agent. The Company may increase the loan amount up to an additional $150.0 million, or more, provided certain financial covenants and other conditions are satisfied. The proceeds received pursuant to the Existing Term Loan Agreement were used to finance the Hi-Tech Acquisition. Additionally and concurrent with the closing of its acquisition of VersaPharm, the Akorn Loan Parties entered into a $445.0 million Incremental Facility Joinder Agreement (the “Incremental Term Loan Facility”) pursuant to a Loan Agreement (the “Incremental Term Loan Agreement”) dated August 12, 2014 between Akorn Loan Parties as borrowers and JPMorgan as lender and administrative agent for certain other lenders.  The proceeds received pursuant to the Incremental Term Loan Agreement were used to finance the VersaPharm acquisition. The Existing Term Facility and Incremental Term Loan Facility are collectively the “Term Loans” or the “Term Loan Agreements.”

The Term Loans are secured by all of the assets of Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement.

Prior to February 16, 2016, the Term Loan Agreements required quarterly principal repayment equal to 0.25% of the initial aggregate loan amount beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement. The Company was also able to prepay all or a portion of the remaining outstanding principal amount under the Term Loan Agreements at any time, or from time to time, subject to prior notice to the lenders and payment of applicable fees. Prepayment of principal was required should the Company incur any indebtedness not permitted under the Term Loan Agreements, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. On February 16, 2016, the Company made a voluntary prepayment of its Existing Term Facility of $200.0 million which settled all future quarterly principal repayments of the Term Loan Agreements as denoted above until the date of the closing of the Term Loan Agreements or April 16, 2021, although future voluntary principal repayments are permitted. Effected for the principal repayment, as of December 31, 2016, outstanding debt under the Term Loans was $831.9 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

On May 20, 2015, the Company modified the Term Loan Agreements with JPMorgan and certain other lenders to remedy certain covenant defaults related to the FY 2014 financial restatement by incurring nominal charges affected through a temporary interest rate increase and an upfront payment.

Prior to November 13, 2015, interest accrued based, at the Company’s election, on an adjusted prime/federal funds rate or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans. Each such margin would decrease by 0.25% in the event of the Company’s senior debt to EBITDA ratio for any quarter falling to 2.25:1.00 or below. During an event of default, as defined in the Term Loan Agreements, any interest rate would have been increased by 2.00% per annum. Per the Term Loan Agreements, the interest rate on LIBOR loans could not fall below 4.50%.

On November 13, 2015, the Company again modified the Term Loan Agreements with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the FY 2014 financial restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. Through the May 20, 2015 and November 13, 2015 debt modifications and related amortization, unamortized deferred financing fees were $26.8 million as of December 31, 2015. During the twelve months ended December 31, 2016, the Company incurred an additional $5.1 million of financing costs related to the 2014 restatement process that ended on May 10, 2016. During the year ended December 31, 2016, the Company amortized $10.4 million of the total Term Loans-related costs, resulting in $21.5 million of deferred financing fees remaining at December 31, 2016. During the years ended December 31, 2015 and 2014, the Company amortized $3.8 million and $8.8 million, respectively, of Term Loans-related costs. The increase in amortization of deferred financing fees in the current year as compared to the previous two years was primarily the result of the deferred financing fee amortization associated with the voluntary principal repayment. The Company will amortize the remaining deferred financing fees using the effective interest method over the life of the Term Loan Agreement.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans, and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-K until the maturity of the Term Loans, our spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended December 31, 2016, the Company was a Ratings Level I for the Existing Term Loan Facility.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the years ended December 31, 2016, 2015 and 2014, the Company recorded interest expense of $43.5 million, $47.3 million and $27.2 million, respectively in relation to the Term Loans.

JPMorgan Credit Facility

On April 17, 2014, Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan acting as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).

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

The JPM Revolving Facility is secured by all of the assets of Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement. The financial covenants require Akorn Loan Parties to maintain the following on a consolidated basis:

(a)
Minimum Liquidity, as defined in the JPM Credit Agreement, of not less than (a) $120.0 million plus (b) 25% of the JPM Revolving Facility commitments during the three month period preceding the June 1, 2016 maturity date of the Company’s senior convertible notes.

(b)	Ratio of EBITDA to fixed charges of no less than 1.00 to 1.00 (measured quarterly for the trailing 4 quarters).

As of December 31, 2016, the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At December 31, 2016, there were no outstanding borrowings and one outstanding letter of credit in the amount of approximately $2.2 million under the JPM Revolving Facility. Availability under the facility as of December 31, 2016 was approximately $147.8 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

Convertible Notes

On June 1, 2011, the Company issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due June 1, 2016 (the “Notes”) which included $20.0 million in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes were governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115.3 million, after deducting underwriting fees and other related expenses.

The Notes paid interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, with the first interest payment completed on December 1, 2011.  The Notes were convertible into the Company’s common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of approximately 114.1553 shares per $1,000 principal amount of the Notes, subject to adjustment for certain events described in the Indenture.

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  The Notes remained convertible for each successive quarter, up to and including the maturity date of June 1, 2016, as a result of meeting the trading price requirement at the end of each prior quarter. During the years ended December 31, 2015 and 2014, $44.3 million and $32.5 million of this convertible debt was converted at the holder’s request which resulted in recognition of losses of $1.2 million and $1.0 million, due to the conversions, respectively. On June 1, 2016, the remaining $43.2 million of debt was converted at the holder's request, resulting in complete conversion of the Notes.

At December 31, 2015, the net carrying amount of the liability component and the remaining unamortized debt discount are shown in the following table (in thousands). Due to the complete conversion of the Notes in 2016, there are no balances in these accounts at December 31, 2016:

	December 31,
	2016	2015
Carrying amount of equity component	$—	$7,372
Carrying amount of the liability component	—	42,465
Unamortized discount of the liability component	—	750
Unamortized debt financing costs	—	136

As a result of the complete conversion on June 1, 2016, during the years ended December 31, 2016, 2015 and 2014, the Company recorded the following expenses in relation to the Notes (in thousands):

	2016	2015	2014
Interest expense at 3.50% coupon rate (1)	$687	$2,205	$4,105
Debt discount amortization	750	2,421	4,317
Deferred financing cost amortization	136	438	780
Loss on conversion	—	1,235	990
	$1,573	$6,299	$10,192

(1)
As a result of the restatement of the 2014 financial data and the resultant delays in filings of the 2015 financial statements, the Company was required to remit an additional 0.5% interest penalty to all holders of the convertible notes from January 1, 2016 to April 5, 2016 and a lump sum payment equal to 0.25% of the principal balance held by consenting holders of the convertible notes as of April 6, 2016.

Aggregate cumulative maturities of long-term obligations (including the incremental and existing term loans and the JPM revolver) as of December 31, 2016 are:

(In thousands)	2017	2018	2019	2020	Thereafter
Maturities	$—	$—	$—	$—	$831,938

Note 8 — Earnings per Common Share

Basic net income per common share is based upon the weighted average common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and Restricted Stock Units ("RSUs"), warrants and the conversion feature of convertible notes using the treasury stock method.

Previously, diluted net income per share assumed the principal amount of the convertible Notes would be cash settled and any conversion spread would be settled using common shares, as the Company has the choice of settling either in cash or shares. The Company had demonstrated a past practice and intent of cash settlement for the principal and stock settlement of the conversion spread. As a result, earnings per share calculations for periods ended prior to and including September 30, 2014 only included the assumption of conversion to common shares for the convertible spread. During the quarter ended December 31, 2014, the Company changed its practice of cash settlement and settled redemptions using common shares for both the principal and conversion spread and accordingly, earnings per share amounts were calculated using the if-converted method. For the years ended December 31, 2016, 2015 and 2014, the earnings per share amounts were calculated using the if-converted method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested RSUs, (iii) warrants that are in-the-money, and (iv) shares potentially issuable upon conversion of the Notes.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	2016	2015	2014
Income from continuing operations used for basic earnings per share	$184,243	$150,798	$14,388
Convertible debt income adjustments, net of tax	1,049	3,222	—
Income from continuing operations adjusted for convertible debt as used for diluted earnings per share	$185,292	$154,020	$14,388
Income from continuing operations per share:
Basic	$1.50	$1.29	$0.14
Diluted (1)	$1.47	$1.22	$0.13
Loss from discontinued operations, net of tax	$—	$—	$(504)
Loss from discontinued operations, net of tax per share:
Basic	$—	$—	$(0.01)
Shares used in computing income (loss) per share:
Weighted average basic shares outstanding	122,869	116,980	103,480
Dilutive securities:
Stock options and unvested RSUs	914	1,667	4,234
Stock warrants	—	—	1,874
Shares issuable on conversion of the Notes (2)	2,018	7,115	—
Total dilutive securities	2,932	8,782	6,108
Weighted average diluted shares outstanding	125,801	125,762	109,588

(1)
Due to a change in the expectation that management may settle all future note conversions solely through shares in the year and quarter ended December 31, 2014, the diluted income from continuing operations per share calculation includes the dilutive effect of convertible debt and is offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $1.0 million, after-tax and $3.2 million, after-tax for the years ended December 31, 2016 and 2015, respectively.

(2)
In the year ended December 31, 2014, the computation of diluted net earnings per share does not include the effect of convertible debt under the if-converted method, consisting of 13.5 million shares and $5.8 million of additional income, as the effect would have been antidilutive.

Note 9 — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases and other insignificant capital leases, including non-cancelable and month-to-month agreements. Rental expense under these leases was $5.2 million, $3.1 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Landlord incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term.  Rent escalations are recorded on a straight-line basis over the lease term. The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases in place as of December 31, 2016 (in thousands):

Year ending December 31,
2017	$3,760
2018	2,755
2019	2,640
2020	2,596
2021	2,399
2022 and thereafter	9,528
Total	$23,678

Note 10 — Stock Options, Employee Stock Purchase Plan and Restricted Stock

Stock Option Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants.  The active plan from which new awards may be granted is the 2014 Stock Option Plan (the “2014 Plan”). The adoption of the 2014 Plan was approved by the Company’s shareholders at the 2014 Annual Meeting of Shareholders. The 2014 Plan was subsequently amended and restated by vote of the Company’s shareholders on December 16, 2016, with the approved amendments imposing limits on the number of shares, other equity awards or cash that may be granted in a calendar year to various recipients, and clarifying the terms and conditions related to the Company’s issuance of RSUs under the plan. The 2014 Plan reserved 7.5 million shares for issuance upon the grant of stock options, RSUs, or various other instruments, to directors, employees and consultants. Under the 2014 Plan, 4.6 million options have been granted to employees and directors, 0.1 million options have been exercised, 0.4 million options have been canceled and 4.1 million remain outstanding as of December 31, 2016.  Options granted under the 2014 Stock Option Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and expire from five to ten years from date of issuance depending on the option grant date.  Options vest contingent on the terms of their grant consistent with the plan.

On March 29, 2005, the Company’s Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by its stockholders on May 27, 2005. The Amended 2003 Plan was an amendment and restatement of the Akorn Inc. 2003 Stock Option Plan and provided the Company with the ability to grant other types of equity awards to eligible participants beside stock options. The aggregate number of shares of the Company’s common stock initially approved for issuance pursuant to awards granted under the Amended 2003 Plan was 5.0 million.  On August 7, 2009, the Company’s stockholders voted to increase this figure to 11.0 million at the recommendation of the Company’s Board of Directors, and on December 31, 2011 voted to increase the available shares by another 8.0 million, to a final total of 19.0 million shares. The Amended 2003 Plan expired on November 6, 2013.  Accordingly, no additional awards were issued under the Amended 2003 Plan beyond that date.  However, any awards outstanding as of November 6, 2013 issued under the Amended 2003 Plan remained outstanding in accordance with their terms. Under the Amended 2003 Plan, 15.8 million options were granted to employees and directors, 10.8 million options have been exercised, 4.4 million options have been canceled, and 0.7 million remain outstanding as of December 31, 2016.  Options granted under the Amended 2003 Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and expire five years from date of issuance.  All options granted in 2013 under the Amended 2003 plan vest one quarter per year on each of the first four anniversaries of their grant dates.  Options granted in earlier years generally had a three-year vesting period.

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

The Company recorded stock-based compensation expense of approximately $15.4 million, $13.1 million and $7.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.  The Company uses the single-award method for allocating the compensation cost to each period.

Stock Option awards

From time to time the Company grants stock option awards to certain employees and directors. The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2016			2015			2014
Expected volatility	46%	—	50%	42%	—	47%	40%	—	71%
Expected life (in years)		4.7			4.8			4.1
Risk-free interest rate	0.9%	—	1.8%	1.5%	—	1.6%	0.9%	—	2.2%
Dividend yield		—			—			—
Fair value per stock option		$11.13			$14.59			$12.89

A summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	9,228	$4.45
Granted	1,475	28.59
Exercised	(4,226)	1.91
Forfeited or expired	(91)	22.56
Outstanding at December 31, 2014	6,386	$11.44
Granted	1,016	37.60
Exercised	(2,519)	4.09
Forfeited or expired	(121)	34.78
Outstanding at December 31, 2015	4,762	$20.33
Granted	2,089	26.61
Exercised	(1,794)	7.78
Forfeited or expired	(292)	28.96
Outstanding at December 31, 2016	4,766	$27.27	5.03	$5,714
Exercisable at December 31, 2016	1,495	$23.51	3.10	$5,272

(1)
Includes only those options that were in-the-money as of December 31, 2016. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and the timing and volume of option grants, exercises and forfeitures.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock at the end of the period and the exercise price of stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2016 , 2015 and 2014 was approximately $40.3 million, $97.4 million and $141.7 million, respectively. As a result of the stock options exercised, the Company received cash and recorded additional paid-in-capital of approximately $14.0 million, $10.2 million and $8.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the total amount of unrecognized compensation cost related to non-vested stock options was approximately $28.1 million which is expected to be recognized as expense over a weighted-average period of 2.8 years.

Restricted Stock Unit awards

From time to time the Company grants restricted stock units to certain employees and directors. Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units are recognized as expense ratably over the vesting period of the grants.

The following is a summary of non-vested restricted stock activity:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Nonvested at December 31, 2013	16	$15.36
Granted	337	35.31
Vested	(16)	15.36
Canceled	—	—
Nonvested at December 31, 2014	337	$35.31
Granted	—	—
Vested	(84)	35.31
Canceled	—	—
Nonvested at December 31, 2015	253	$35.31
Granted	302	29.50
Vested	(118)	34.95
Canceled	(21)	28.85
Nonvested at December 31, 2016	416	$31.52

As of December 31, 2016, the total amount of unrecognized compensation cost related to restricted stock awards was approximately $10.2 million which is expected to be recognized as expense over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

The 2016 Akorn, Inc. Employee Stock Purchase Plan (the “2016 ESPP”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions.  The 2016 ESPP has been structured to qualify under Section 423 of the Internal Revenue Code (“IRC”).  Employees who elect to participate in the ESPP may withhold from 1% to 15% of base wages toward the purchase of stock.  Shares are purchased at a 15% discount off the lesser of the market price at the beginning or the ending of the applicable offering period.  The 2016 ESPP has two offering periods each year, one running from January 1st to December 31st and the other running from July 1st to December 31st.  In a given year, employees may enroll in either plan, but not both.  Per IRC rules, annual purchases per employee are limited to $25,000 worth of stock, valued as of the beginning of the offering period.  Accordingly, with the 15% discount, employees may withhold no more than $21,250 per year toward the purchase of stock under the 2016 ESPP. Employees are further limited to purchasing no more than 15,000 shares of stock per year. A total of 2.0 million shares of the Company’s stock have been set aside for issuance under the 2016 ESPP. The 2016 ESPP was approved by vote of the Company’s shareholders on December 16, 2016. Accordingly, the initial offering period under the 2016 ESPP began in January 2017.

In 2014 and prior years, the Company had maintained an Amended and Restated Akorn, Inc. Employee Stock Purchase Plan (the “Prior ESPP”) structured very similar to the 2016 ESPP except that it did not place a limit on the number of shares that could be purchased in one year by a participant. In January 2016, the Company elected to terminate the Prior ESPP since shares could not be issued due to the ongoing financial restatement process. In January 2016, the Company refunded all contributions made in 2015 by participants in the Prior ESPP, and paid an additional amount to compensate participants for their lost 15% discount.

A maximum of 2.0 million shares of the Company’s common stock were set aside for issuance under the Prior ESPP. A total of 1.4 million shares were issued under the Prior ESPP before its termination in January 2016. Due to the termination of the Prior ESPP, no shares were issued under this plan in either 2016 or 2015. The Company issued approximately 67 thousand shares of stock in 2014 related to employee participation in the Prior ESPP.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense of approximately $(0.3) million, $0.6 million and $0.4 million, respectively, related to the Prior ESPP. The $(0.3) million net credit to compensation expense in 2016 was related to reversing expenses that had been recorded during 2015 after the decision was made in January 2016 to terminate the Prior ESPP.

Note 11 — Income Taxes from Continuing Operations

The income tax provision (benefit) from continuing operations consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2016
Federal	$107,818	$(26,377)	$81,441
State	11,247	(4,325)	6,922
Foreign		(1,306)	(1,306)
	$119,065	$(32,008)	$87,057
Year ended December 31, 2015
Federal	$116,375	$(41,477)	$74,898
State	11,113	(2,620)	8,493
Foreign	—	(2,033)	(2,033)
	$127,488	$(46,130)	$81,358
Year ended December 31, 2014
Federal	$26,114	$(14,222)	$11,892
State	2,347	(2,090)	257
Foreign	4	(1,199)	(1,195)
	$28,465	$(17,511)	$10,954

The income tax provision differs from the “expected” tax expense computed by applying the U.S. Federal corporate income tax rates of 35% to income from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Computed “expected” tax provision	$94,955	$81,255	$8,870
Change in income taxes resulting from:
State income taxes, net of Federal income tax	4,501	5,520	167
Foreign income tax provision (benefit)	1,580	(1,130)	482
Deduction for domestic production activities	(7,280)	(6,882)	(1,323)
Stock compensation	(11,395)	—	—
R&D tax credits	(825)	(677)	(508)
Nondeductible acquisition fees	39	165	2,823
Other expense (benefit), net	2,564	682	(673)
Valuation allowance change	2,918	2,425	1,116
Income tax provision	$87,057	$81,358	$10,954

The geographic allocation of the Company’s income from continuing operations before income taxes between U.S. and foreign operations was as follows (in thousands):

	2016	2015	2014
Pre-tax income from continuing U.S. operations	$287,880	$241,665	$33,320
Pre-tax loss from continuing foreign operations	(16,580)	(9,509)	(7,978)
Total pre-tax income from continuing operations	$271,300	$232,156	$25,342

Net deferred income taxes at December 31, 2016 and 2015 include (in thousands):

	December 31, 2016		December 31, 2015
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Net operating loss carry-forward	$554	$25,103	$982	$22,356
Stock-based compensation	—	8,922	—	9,032
Chargeback reserves	—	—	83	—
Reserve for product returns	16,208	—	17,932	—
Inventory valuation reserve	11,503	—	7,819	—
Long-term debt	—	6,383	—	9,448
Other	16,957	1,851	19,085	1,236
Total deferred tax assets	$45,222	$42,259	$45,901	$42,072
Valuation allowance	—	(9,856)	—	(8,807)
Net deferred tax assets	$45,222	$32,403	$45,901	$33,265
Deferred tax liabilities:
Prepaid expenses	$(3,091)	$—	$(2,877)	$—
Inventory step-up	—	—	—	—
Unamortized discount – convertible notes	—	—	—	(267)
Depreciation & amortization – tax over book	—	(226,855)	—	(260,622)
Other	—	—	—	(1)
Total deferred tax liabilities	$(3,091)	$(226,855)	$(2,877)	$(260,890)
Net deferred income tax asset (liability)	$42,131	$(194,452)	$43,024	$(227,625)

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined that as of December 31, 2014 it could not conclude that it was more likely than not that certain of the net operating losses of its Indian and Swiss subsidiaries would be realized.  Accordingly, the Company established a valuation allowance of $9.9 million, $8.8 million and $1.1 million against its deferred tax assets as of December 31, 2016, 2015 and 2014, respectively.

The deferred tax balances have been reflected gross on the balance sheet and are netted only if they are in the same jurisdiction.

The Company’s net operating loss (“NOL”) carry-forwards as of December 31, 2016 consist of four component pieces: (i) U.S. Federal NOL carry-forwards valued at $6.5 million, (ii) Illinois NOL carry-forwards valued at $0.2 million, (iii) foreign (Indian) NOLs of $14.7 million and (iv) foreign (Swiss) NOLs of $4.3 million.  The U.S. Federal NOL carry-forwards were obtained through the Merck Acquisition completed in the fourth quarter of 2013. The Illinois NOL carry-forwards relate to the Company’s tax losses in the decade of the 2000s and have not yet been fully utilized due to the State of Illinois’s suspension of the use of NOLs for the years 2011, 2012 and 2013.  These NOLs would be due to expire from 2021 to 2025, and are expected to be utilized well before their expiration dates.  The Indian NOL carry-forwards relate to operating losses by the Company’s subsidiary in India, which was acquired in 2012.  Of the $14.7 million Indian NOL, $5.6 million expires beginning in 2022; the Company has established a valuation allowance against this entire amount.  The remaining $9.1 million of the Indian NOLs can be carried forward indefinitely, and the Company has concluded that they are more likely than not to be utilized and therefore has not established a valuation allowance against them.  The Swiss NOL was obtained through the Hettlingen Acquisition completed in the first quarter of 2015. It begins to expire in 2016 and, accordingly, the Company has established a valuation allowance against the entire amount.

The Company is currently undergoing an examination of its Federal income tax return for the year ended December 31, 2013 by the Internal Revenue Service.  Additionally, the Company is undergoing examinations by Illinois and Massachusetts for various tax years.  The Company’s U.S. Federal income tax returns filed for years 2013 through 2015 are open for examination by the Internal Revenue Service.  The majority of the Company’s state and local income tax returns filed for years 2013 through 2015 remain open for examination as well.

In accordance with ASC 740-10-25 - Income Taxes — Recognition, the Company performs reviews of its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company reserves based on the financial exposure and the likelihood of its tax positions not being sustained.  Based on its review as of December 31, 2016, the Company determined that it would not recognize tax benefits as follows (in thousands):

Balance at December 31, 2013	$845
Additions relating to 2014	709
Additions relating to acquired entities	456
Balance at December 31, 2014	$2,010
Additions relating to 2015	356
Payments of amounts relating to prior years	(81)
Balance at December 31, 2015	$2,285
Additions relating to 2016	303
Terminations of exposures relating to prior years	(1,287)
Balance at December 31, 2016	$1,301

If recognized, $1.1 million of the above positions will impact the Company’s effective rate, while the remaining $0.2 million will result in a reduction of the Company’s goodwill.  Due to the uncertainty of both timing and resolution of potential income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2016 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.  The Company accounts for interest and penalties as income tax expense.

Note 12 — Segment Information

During the year ended December 31, 2014, the Company acquired Hi-Tech and as a result, underwent a change in the organizational and reporting structure of the Company’s reportable segments, establishing two reporting segments that each report to the Chief Operating Decision Maker (“CODM”), as defined in ASC Topic 280 - Segment Reporting, and CEO. Our performance will is assessed and resources allocated by the CODM based on the following two reportable segments:

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

Financial information about each of the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reporting segment is presented below (in thousands):

	Years ended December 31,
	2016	2015	2014
REVENUES, NET:
Prescription Pharmaceuticals	$1,053,579	$924,472	$504,688
Consumer Health	63,264	60,604	50,360
Total revenues, net	$1,116,843	$985,076	$555,048
GROSS PROFIT:
Prescription Pharmaceuticals	$645,078	$566,298	$233,833
Consumer Health	29,193	29,714	27,527
Total gross profit	$674,271	$596,012	$261,360

The Company manages its reportable business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment. Financial information including revenues and gross profit from external customers by product or product line is not provided, as to do so would be impracticable.

During the years ended December 31, 2016, 2015 and 2014, approximately $26.3 million, $37.0 million and $16.6 million of the Company’s net revenue, respectively, was from customers located in foreign countries.   All of the net revenue is related to our Prescription Pharmaceutical segment.

Goodwill from the Company’s acquisition of Advanced Vision Research, Inc. in May 2011, the acquisition of selected assets of Kilitch Drugs (India) Limited in February 2012, the acquisition of Hi-Tech and subsequent disposal of the Watson assets on April 17, 2014, the disposal of the ECR component on June 20, 2014 and the acquisition of VersaPharm on August 12, 2014, have been allocated to the appropriate reportable segment and reporting unit.  The carrying amounts of goodwill by segment were as follows (in thousands):

	Prescription Pharmaceuticals	Consumer Health	Total
December 31, 2014	$268,566	$16,717	$285,283
Acquisitions and other adjustments	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Foreign currency translations	(573)	—	(573)
December 31, 2015	$267,993	$16,717	$284,710
Acquisitions and other adjustments	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Foreign currency translations	(417)	—	(417)
December 31, 2016	$267,576	$16,717	$284,293

Note 13 — Commitments and Contingencies

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

The table below summarizes contingent, potential milestone payments due to strategic partners in the years 2017 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2017	$9,462
2018	3,788
2019	250
2020	—
Total	$13,500

The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company believes that the ultimate disposition of such proceedings and exposures will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. Legal proceedings which may have a material effect on the Company have been further disclosed in Note 20 - “Legal Proceedings” and are herein incorporated by reference.

Note 14 — Supplemental Cash Flow Information (in thousands)

	Year ended December 31,
	2016	2015	2014
Amount paid for interest	$44,063	$54,763	$31,413
Amount paid for income taxes, net	132,695	34,404	6,294
Non-cash conversion of convertible notes to common shares	43,215	44,310	32,475
Capital expenditures	12,391	5,074	1,737

Note 15 – Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. Entities should apply this ASU using a retrospective transition method to each period presented. The Company is currently evaluating the impact that ASU 2016-18 will have on its statement of financial position or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its statement of financial position or financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02 - Leases which establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. Upon adoption, the operating leases reporting in Note 9 - Leasing Arrangements, will be reported on the statement of financial position as gross-up assets and liabilities. The Company is currently evaluating the impact that ASU 2016-02 will have on its statement of financial position or financial statement disclosures.

In July 2015, the FASB issued ASU 2015-11 - Inventory. ASU 2015-11 simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has evaluated that ASU 2015-11 will have no material impact on its consolidated financial statements or financial statement disclosures upon adoption.

Revenue Recognition Related ASUs:

In December 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU affect narrow aspects of the guidance in ASU 2014-09, which is not yet effective. The amendments in this ASU address loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year.

In May 2016, the FASB issued ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients. This standard amends the guidance in ASU 2014-09 to specifically provide a practical expedient for reflecting contract modifications at transition. The effective date for ASU 2016-12 is the same as the effective date for ASU 2014-09, ASU 2015-14, ASU 2016-08 and ASU 2016-10.

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

In May 2014, FASB issued ASU 2014-09 - Revenue from Contracts with Customers, which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC 605 -

Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC 605-35 - Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company may adopt the new standard under the full retrospective approach or the modified retrospective approach, as permitted under the standard. Early adoption of the standard is not permitted. This ASU and related updates are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

We have completed an initial review of the contracts for our three largest customers to determine the impact that ASU 2014-09 and its subsequent updates through December 31, 2016 will have on the Company's consolidated financial statements or financial statement disclosures upon adoption. Based on our preliminary review, we believe that the timing and measurement of revenue for these customers will be similar to our current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of our ASU 2014-09 project. We will complete our assessment during 2017, and will include other significant wholesale and retail customers as part of the review.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for financial statements issued for fiscal years ending after December 15, 2016, and interim periods thereafter. ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was adopted by the Company for the year ending December 31, 2016. In connection with the preparation of the financial statements for the year ended December 31, 2016, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. ASU 2016-09 was early adopted by the Company for the year beginning January 1, 2016 and resulted in various effects, most notably a reduction in income tax expense of $11.4 million due to stock option exercises in the year ended December 31, 2016.
In November 2015, the FASB issued ASU 2015-17 - Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-17 - Balance Sheet Classification of Deferred Taxes was early adopted by the Company for the year beginning January 1, 2016 resulting in the reclassification of the current portion of deferred tax assets to non-current deferred tax assets for the years ended December 31, 2016 and 2015.

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

In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 was adopted by the Company for the year beginning January 1, 2016 resulting in the reclassification of the deferred financing fees to the respective face value of debt outstanding for the years ended December 31, 2016 and 2015.

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

Note 16 – Business Combinations and Other Strategic Investments

Excelvision AG

On July 22, 2014, Akorn International S.à r.l., a wholly owned subsidiary of Akorn, Inc. entered into a share purchase agreement with Fareva SA, a private company headquartered in France to acquire all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, Excelvision AG for 21.7 million CHF, net of certain working capital and inventory amounts. Excelvision AG was a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products. On April 1, 2016 the name of Excelvision AG was changed to Akorn AG.

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

During the years ended December 31, 2016, 2015 and 2014, the Company recorded approximately $0.1 million, $0.2 million and $0.3 million,  respectively, in acquisition-related expenses in connection with the Akorn AG Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed and consolidated statements of comprehensive income.

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

Through its acquisition of Akorn AG the Company recognized a bargain purchase gain of $0.9 million which was largely derived from the difference between the fair value and the book value of the property and equipment acquired through the acquisition. Bargain purchase gain has been recognized within consolidated net income for the year ended December 31, 2015.

During the years ended December 31, 2016 and 2015, the Company recorded net revenue of approximately $18.8 million and $27.5 million related to sales from the Akorn AG location subsequent to acquisition.

Other Individually Insignificant Product Acquisitions

During the years ended December 31, 2016 and 2015, the Company paid $3.9 million and $3.8 million, respectively, for the acquisition of drug product licensing rights (NDA, ANDA and ANADA rights) which were not individually significant. No assets were acquired other than the drug rights, and no liabilities were assumed.

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

On July 2, 2014, Nicox S.A. (“Nicox”), an international company, entered into an arrangement to acquire all of the outstanding equity of Aciex (the “Aciex Acquisition”).

On October 22, 2014, Nicox shareholders voted at the Nicox General Meeting to approve the Aciex Acquisition. The transaction was consummated on October 24, 2014, following the completion of certain legal conditions and formalities. As consideration for its carried investment in Aciex, the Company received from the Aciex Acquisition pro-rata shares of Nicox which are publically traded on the Euronext Paris exchange. Through the closing, the Company received approximately 4.3 million shares of Nicox which were subject to certain lockup provisions preventing immediate sale of the underlying shares received.

Through the years ended December 31, 2015 and 2014, the Company sold 1.1 million and 0.2 million unrestricted shares for $2.6 million and $0.6 million, realizing a loss of $0.2 million and an immaterial gain on the sale of shares, respectively. For the year ended December 31, 2016, the Company sold 0.5 million shares of the available-for-sale securities for $6.0 million, realizing an immaterial loss.

In accordance with ASC 820 - Fair Value Measurement, the Company records unrealized holding gains and losses on available-for-sale securities in the “Accumulated other comprehensive income” caption in the Consolidated Balance Sheet. As of December 31, 2016, the Company recognized an unrealized holding loss of $0.4 million as calculated based on the discounted value of the investment given the contractual lockup provisions. The Company has determined that all of the $1.1 million of unrealized fair value associated with the investment is available to be converted to cash within one year from the balance sheet date and has been classified as a current asset.

Note 17 — Customer, Supplier and Product Concentration

Customer Concentration

In the years ended December 31, 2016, 2015 and 2014, a significant portion of the Company’s gross and net sales reported were through three large wholesale drug distributors, and a significant portion of  the Company’s accounts receivable as of December 31, 2016, 2015 and 2014 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

The following table sets forth the percentage of the Company’s gross and net sales and gross accounts receivable attributable to these three distributors for the periods indicated:

	2016			2015			2014
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	29.5%	23.3%	35.6%	28.0%	23.2%	28.8%	38.3%	29.2%	45.4%
Cardinal	15.4%	16.3%	15.1%	19.7%	19.5%	26.1%	15.9%	13.6%	16.9%
McKesson	32.5%	24.2%	33.2%	30.1%	27.3%	27.9%	22.7%	19.1%	22.7%
Combined Total	77.4%	63.8%	83.9%	77.8%	70.0%	82.8%	76.9%	61.9%	85.0%

If sales to Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. Further, the Company is subject to credit risk from its accounts receivable, more heavily weighted to Amerisource, Cardinal and McKesson, but as of and for the years ended December 31, 2016, 2015 and 2014, the Company has not experienced significant losses with respect to its collection of these gross accounts receivable balances.

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

No individual supplier represented 10% or more of the Company’s purchases in any of the years ended December 31, 2016, 2015 and 2014.

Product Concentration

In the year ended December 31, 2016, one unapproved Prescription Pharmaceutical product represented approximately 20% of the Company’s total net sales revenue, while in the years ended December 31, 2015 and 2014, none of the Company’s products represented 10% or more of net revenue.  The Company attempts to minimize the risk associated with product concentration by continuing to acquire and develop new products to add to its portfolio.

Note 18 — Related Party Transactions

During the years ended December 31, 2016, 2015 and 2014, the Company obtained legal services totaling $1.3 million, $1.7 million and $2.1 million, respectively, of which $0.0 million and $0.4 million was payable as of December 31, 2016 and 2015, respectively, from Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder.

The Company also obtained and paid legal services totaling $0.1 million during the year ended December 31, 2016 from Segal McCambridge Singer & Mahone, a firm for which the brother in law of the Company's Executive Vice President, General Counsel and Secretary is a partner.
Note 19 – Selected Quarterly Financial Data (Unaudited)

				Net Income (Loss)
(In thousands, except per share amounts)	Revenues	Gross Profit	Operating Income	Amount	Per Basic Share	Per Diluted Share
Year Ended December 31, 2016:
4th Quarter	$283,667	$169,254	$60,796	$32,455	$0.26	$0.26
3rd Quarter	284,095	170,227	86,828	47,909	0.38	0.38
2nd Quarter	280,734	171,773	92,368	61,993	0.51	0.50
1st Quarter	268,347	163,017	87,579	41,886	0.35	0.34
Year Ended December 31, 2015:
4th Quarter	$279,977	$174,430	$64,475	$32,785	$0.27	$0.27
3rd Quarter	256,801	163,012	90,767	47,967	0.40	0.39
2nd Quarter	220,920	128,407	66,102	32,508	0.28	0.27
1st Quarter	227,378	130,163	73,267	37,538	0.33	0.31

Note 20 – Legal Proceedings.

Shareholder and Derivative Litigation.  On March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., et al., in the federal district court of Northern District of Illinois, No. 15-cv-1944.  The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmaceutical Co., Inc. and VersaPharm, Inc.  A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15-cv-3921, was filed on May 4, 2015 making similar allegations.  On August 24, 2015, the two cases were consolidated and a lead plaintiff appointed in In re Akorn, Inc. Securities Litigation.  On July 5, 2016, the lead plaintiff group filed a consolidated amended complaint making similar allegations against the Company and an officer and former officer of the Company. The consolidated amended complaint seeks damages on behalf of the putative class. On August 9, 2016, the defendants filed a motion to dismiss the case. The motion has been fully briefed and is pending with the court.

The Company’s Board of Directors also received shareholder demand letters and four shareholder derivative lawsuits have been filed alleging breaches of fiduciary duty in connection with the Company’s accounting for its acquisition and the restatement of its financials. The demands request that legal action be taken against certain of the Company’s directors and officers or former officers and other actions. The Company’s Board of Directors formed a special committee to conduct an inquiry into the demand allegations and to provide its conclusions and recommendations to the Board. The Board has completed that process and concluded that it would not be in the best interest of the Company to pursue such claims.

Two of the derivative lawsuits, Safriet v. Rai, et al., No. 15-cv-7275, and Glaubach v. Rai, et al., No. 15- 11129, were filed in the Northern District of Illinois. These cases have been stayed pending anticipated rulings on the defendants’ motion to dismiss in In re Akorn, Inc. Securities Litigation. A third lawsuit, Kogut v. Akorn, Inc., et al., No. 646174, was filed in Louisiana state court in the Parish of East Baton Rouge, on March 8, 2016. On June 10, 2016, the plaintiff filed an amended complaint asserting shareholder derivative claims similar to the others asserted in the other derivative lawsuits. On September 23, 2016, the Company filed a motion to dismiss the case. Briefing on that motion is not yet complete. A fourth lawsuit, Miller v. Rai, et al., No. 16 CH 1363, was filed on September 8, 2016 in Illinois state court in the Circuit Court of Lake County. On October 17, 2016, defendants filed a motion to dismiss the case. Briefing on that motion is not yet complete.

Fera Pharmaceuticals, LLC v. Akorn Inc., Sean Brynjelsen, and Michael Stehn, in the United States District Court for the Southern District of New York, Case No. 12-cv-07692-LLS. Fera Pharmaceuticals, LLC (“Fera”) filed this action on September 12, 2012. The defendants in the case are the Company, one former employee of the Company, Sean Brynjelsen and a current employee of the Company, Michael Stehn. The amended complaint generally alleges that the Company breached certain terms of a contract manufacturing supply agreement by, among other things, failing to manufacture Fera’s products, raising the manufacturing cost, and impermissibly terminating the contract. In addition, Fera alleges that the Company misappropriated Fera’s trade secrets in order to manufacture Erythromycin and Bacitracin for its own benefit. The counts in the amended complaint are for (1) breach of contract, (2) misappropriation of trade secrets, (3) fraudulent inducement, and (4) declaratory and injunctive relief. Fera seeks $135 million in compensatory damages, an additional, unspecified amount in punitive damages, and injunctive relief restraining the Company from selling the products at issue in the case. The Company filed a counterclaim against Fera and certain affiliates, as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations. The case is still in the discovery phase, and no trial date has been scheduled.

State of Louisiana v. Abbott Laboratories, Inc., et al. The Louisiana Attorney General filed suit, Number 624,522, Nineteenth Judicial District Court, Parish of East Baton Rouge, including Hi-Tech Pharmacal and other defendants, in Louisiana state court. Louisiana’s complaint alleges that the defendants violated Louisiana state laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and DESI products that were allegedly ineligible for reimbursement. The defendants filed exceptions of no cause of action and no right of action in response to Louisiana’s amended complaint. In a judgment entered on October 2, 2015, the trial court sustained the defendants’ exception of no right of action, which dismissed all of Louisiana’s claims. Louisiana sought appellate review of the court’s decision by filing an application for supervisory writs, as well as an appeal pending in the First Circuit Court of Appeal in Louisiana. On October 21, 2016, the First Circuit Court of Appeal affirmed the trial court’s judgment in part, reversed it in part, and remanded the case for further proceedings. Specifically, the First Circuit affirmed the dismissal of four of the six causes of action pled in Louisiana’s amended complaint, but reversed the dismissal with respect to the two remaining statutory claims. On November 4, 2016, Louisiana filed an application for rehearing with respect to the First Circuit’s affirmance. On December 22, 2016, the First Circuit denied Louisiana’s application. On January 20, 2017, Louisiana filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision affirming the trial court’s judgment.  On January 23, 2017, the defendants filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision reversing the trial court’s judgment. Both applications remain pending.

Former Hi-Tech director and employee Reuben Seltzer delivered to the Company a demand letter in August 2014 alleging that the Company breached his employment agreement and improperly terminated Mr. Seltzer’s employment. In the fourth quarter of 2016, the Company and Mr. Seltzer entered into a confidential settlement agreement and release agreement resolving all matters in dispute.

In addition to the foregoing matters, Akorn has received shareholder demands for legal action to be taken against certain of the Company’s directors and officers based on alleged breaches of fiduciary duties and other misconduct in connection with the Company’s restatement of financial results and other matters. Akorn’s Board of Directors formed a special committee that conducted an inquiry into the demand allegations and provided its conclusions and recommendations to the Board.

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

Note 21 – Share Repurchases

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

During the three months and year ended December 31, 2016, the Company repurchased 0.9 million and 1.8 million shares at an average price of $22.06 and $24.89, respectively. In aggregate, over the life of the Stock Repurchase Program the Company has repurchased 1.8 million shares at an average purchase price of $24.89. As of December 31, 2016, the Company had $155.0 million remaining under the repurchase authorization.

Companies incorporated under Louisiana law are subject to the Louisiana Business Corporation Act ("LBCA"). Provisions of the LBCA eliminate the concept of treasury stock. As a result, all stock repurchases are presented as a reduction to issued shares of common stock, the stated value of common stock and retained earnings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(i)  Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2016, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2016, solely because of the material weakness in our internal control over financial reporting described below.

(ii) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework (2013). Management identified a material weakness in internal control over financial reporting as of December 31, 2016, as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal control over the accounting for IPR&D (in process research & development) indefinite-lived intangible assets. Specifically, the Company did not design and maintain effective controls related to the review and documentation of assumptions, data and calculations used in the annual impairment tests. This control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for the year ended December 31, 2016. However, this control deficiency could result in a misstatement to IPR&D indefinite-lived intangible assets and related intangible asset account balances and disclosures of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

(iii) Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Remediation for IPR&D internal control

With oversight from the Audit Committee, the Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

•	Review the processes related to the impairment assessment of IPR&D indefinite-lived intangible assets.

•
Design, document, and implement additional control procedures related to the review of the assumptions and data inputs used in the analysis, as well as review of the results and documentation of IPR&D indefinite-lived intangible assets impairment analyses.

•	Test and evaluate the design and operating effectiveness of the control procedures.

•	Assess the effectiveness of the remediation plan.

We expect to complete our remediation plan during the course of the year. The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

Remediation of 2015 internal control weaknesses

In Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Management reported material weaknesses in its internal control over financial reporting.  During fiscal year 2016, the Company successfully remediated all aspects of these material weaknesses.

We have implemented actions to improve our internal control over financial reporting and disclosure controls and procedures including hiring financial leadership and personnel for the finance organization with appropriate experience and certification. Also, we have supplemented and enhanced resources and training for our organization. We effected proper tone at the top through these personnel changes and changes in our policies.

We established a SOX compliance function and a dedicated revenue accounting team. The personnel in these new functions established a structure that allows us to validate the completeness and accuracy of the underlying data used in the determination of significant estimates and accounting transactions. Also, management completed a financial close improvement project, redesigned processes, implemented more robust accounting policies, enhanced communications between accounting and tax, and introduced new management review controls. As a result, we have improved the timeliness and the level of precision of our control activities.

We have strengthened our risk assessment process by establishing mechanisms to identify, evaluate and monitor risks to financial reporting. Further, we have updated our global risk assessment process, evaluation, and mitigation strategies, and strengthened our internal audit plan to include internal audit monitoring of these activities. We have also implemented new procedures and enhanced controls governing our internal management-led Disclosure Committee, sub-certification and external reporting processes associated with the review and approval of the content of our SEC filings and other public disclosures.

We have implemented controls to prevent or detect material errors in the financial statements of acquired subsidiaries. These controls consist of a comprehensive merger and acquisition integration approach, timely assessment of the target’s control environment, and a process to facilitate improvements in the subsidiary’s control environment within the year of acquisition. The controls are specifically designed to evaluate the acquired subsidiaries’ application of accounting policies and procedures and identify material errors within subsidiary financial statements.

(iv) Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed above and the item described in above “Management’s Report on Internal Control over Financial Reporting”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the sections entitled “I. – Proposals – Proposal 1 – Elections of Directors”, “II. – Corporate Governance and Related Matters” and “IV. – Executive Compensation and Other Information – Executive Officers” in the definitive proxy statement for the 2017 annual meeting and the material under the caption “Executive Officers of the Company” in Part I of this Report on Form 10-K.

Item 11. Executive Compensation.

Incorporated by reference to the sections entitled “Executive Compensation and Other Information” in the definitive proxy statement for the 2017 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2017 annual meeting.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference to the section entitled “Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2017 annual meeting.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to the section entitled “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2017 annual meeting.

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

2.2
Asset Sale and Purchase Agreement dated December 22, 2011 between Oak Pharmaceuticals, Inc. and Lundbeck, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on December 30, 2011.

2.3
Agreement and Plan of Merger, dated as of August 26, 2013, by and among Akorn, Inc., Akorn Enterprises, Inc., and Hi-Tech Pharmacal Co., Inc., incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on August, 28, 2013.

2.4 Ω
Stock and Asset Purchase and License Agreement dated as of November 15, 2013 by and among Oak Pharmaceuticals, Inc., a wholly owned subsidiary of Akorn, Inc., Merck & Co., Inc., Merck Sharp & Dohme Corp., and Inspire Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on November 21, 2013.

2.5
Agreement and Plan of Merger dated as of May 9, 2014 by and among Akorn Enterprises II, Inc., a wholly owned subsidiary of Akorn, Inc., VPI Holdings Corp., and Tailwind Management LP, incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on May 12, 2014.

2.6 Ω
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

4.2
Indenture dated as of June 1, 2011 by and between Akorn, Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 3.50% Convertible Senior Note due 2016 (included as Exhibit A to the Indenture), incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on June 2, 2011.

10.1†
Form of Akorn, Inc. Non-Qualified Stock Option Agreement (May 2016), incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.2†
Form of Akorn, Inc. Incentive Stock Option Agreement (May 2016), incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.3†
Form of Akorn, Inc. Restricted Stock Unit Award Agreement (May 2016), incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.4†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 8, 2012.

10.5†	Amended and Restated Akorn, Inc. 2014 Stock Option Plan incorporated by reference to Appendix B to Akorn, Inc.'s Definitive Proxy Statement filed on November 14, 2016.

10.6†	Akorn, Inc. 2016 Employee Stock Purchase Plan incorporated by reference to Appendix A to Akorn, Inc.'s Definitive Proxy Statement filed on November 14, 2016.

10.7†	Form of Akorn Inc. 2014 Stock Option Plan, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on May 8, 2014.

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

10.11†
Letter Offer Agreement, dated October 13, 2014, as amended December 18, 2014, between Akorn, Inc. and Steve Lichter, incorporated by reference to Exhibit 10.13 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.12†
Letter Offer Agreement, dated March 5, 2015, between Akorn, Inc. and Jonathan Kafer, incorporated by reference to Exhibit 10.14 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.13†
Letter Offer Agreement, dated March 26, 2015, between Akorn, Inc. and Randall Pollard, incorporated by reference to Exhibit 10.15 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.14†
Letter Agreement, dated August 25, 2015, between Akorn, Inc. and Randall Pollard, incorporated by reference to Exhibit 10.16 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.15†
Letter Agreement, dated September 4, 2015, between Akorn, Inc. and Randall Pollard, incorporated by reference to Exhibit 10.17 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.16†
Form of Employment Agreement, dated October 5, 2015, between Akorn, Inc. and Duane A. Portwood, its Chief Financial Officer, incorporated by reference to Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed on October 13, 2015.

10.17
Series A-2 Preferred Stock Purchase Agreement dated as of August 1, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 10-Q filed on November 9, 2011.

10.18
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

10.20
Loan Agreement dated as of April 17, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders), and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 23, 2014.

10.21
Credit Agreement dated as of April 17, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders), and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 23, 2014.

10.22
Incremental Facility Joinder Agreement dated as of August 12, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders) and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on August 15, 2014.

10.23
ABL Consent Memorandum, dated as of May 19, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed on May 20, 2015

10.24
Term Loan Consent Memorandum, dated as of May 19, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Akorn, Inc.'s report on Form 8-K filed on May 20, 2015

10.25
ABL Consent Memorandum, dated as of November 13, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed on November 13, 2015

10.26
Term Loan Consent Memorandum, dated as of November 13, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Akorn, Inc.'s report on Form 8-K filed on November 13, 2015

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

101
The financial statements and footnotes from the Akorn, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1,2017 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

By:	/s/ RAJAT RAI
Rajat Rai Chief Executive Officer

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJAT RAI	Chief Executive Officer	March 1, 2017
Rajat Rai

/s/ DUANE A. PORTWOOD	Executive Vice President and Chief Financial Officer	March 1, 2017
Duane A. Portwood	(Principal Financial Officer)

/s/ RANDALL E. POLLARD	Corporate Controller and Chief Accounting Officer	March 1, 2017
Randall E. Pollard	(Principal Accounting Officer)

/s/ JOHN N. KAPOOR, PH.D.	Director, Chairman of the Board	March 1, 2017
John N. Kapoor, Ph.D.

/s/ KENNETH S. ABRAMOWITZ	Director	March 1, 2017
Kenneth S. Abramowitz

/s/ ADRIENNE L. GRAVES	Director	March 1, 2017
Adrienne L. Graves

/s/ RONALD M. JOHNSON	Director	March 1, 2017
Ronald M. Johnson

/s/ STEVEN J. MEYER	Director	March 1, 2017
Steven J. Meyer

/s/ TERRY ALLISON RAPPUHN	Director	March 1, 2017
Terry Allison Rappuhn

/s/ BRIAN TAMBI	Director	March 1, 2017
Brian Tambi

/s/ ALAN WEINSTEIN	Director	March 1, 2017
Alan Weinstein

Exhibit IndexK

Exhibit No.	Description

21.1	Listing of Subsidiaries of Akorn, Inc.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.