Form 10-Q
period 2017-03-31
AKORN INC
filed 2017-05-04
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

[1]

At April 28, 2017, there were 124,555,268 shares of common stock, no par value, outstanding.

[2]

[3]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$307,425	$200,772
Trade accounts receivable, net	233,682	283,154
Inventories, net	172,325	174,793
Available-for-sale securities, current	1,310	1,106
Prepaid expenses and other current assets	21,208	25,986
TOTAL CURRENT ASSETS	735,950	685,811
PROPERTY, PLANT AND EQUIPMENT, NET	252,656	238,404
OTHER LONG-TERM ASSETS
Goodwill	285,031	284,293
Intangible assets, net	743,158	758,854
Deferred tax assets	7,042	5,286
Other non-current assets	1,900	1,072
TOTAL OTHER LONG-TERM ASSETS	1,037,131	1,049,505
TOTAL ASSETS	$2,025,737	$1,973,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$50,647	$59,534
Purchase consideration payable	4,994	4,994
Income taxes payable	41,707	16,198
Accrued royalties	8,168	15,044
Accrued compensation	13,543	19,113
Accrued administrative fees	31,885	36,436
Accrued expenses and other liabilities	23,900	24,236
TOTAL CURRENT LIABILITIES	174,844	175,555
LONG-TERM LIABILITIES:
Long-term debt (net of non-current deferred financing costs)	811,283	809,979
Deferred tax liability	157,749	157,607
Other long-term liabilities	11,449	11,395
TOTAL LONG-TERM LIABILITIES	980,481	978,981
TOTAL LIABILITIES	1,155,325	1,154,536
SHAREHOLDERS’ EQUITY
Common stock, no par value – 150,000,000 shares authorized; 124,472,468 and 124,390,217 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	527,684	521,860
Retained earnings	360,318	319,291
Accumulated other comprehensive loss	(17,590)	(21,967)
TOTAL SHAREHOLDERS’ EQUITY	870,412	819,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,025,737	$1,973,720
 See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues, net	$253,420	$268,347
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	104,288	105,330
GROSS PROFIT	149,132	163,017

Selling, general and administrative expenses	47,526	49,086
Acquisition-related costs	11	197
Research and development expenses	11,291	9,479
Amortization of intangibles	15,471	16,518
Impairment of intangible assets	—	158
TOTAL OPERATING EXPENSES	74,299	75,438

OPERATING INCOME	74,833	87,579
Amortization of deferred financing costs	(1,304)	(6,311)
Interest expense, net	(9,566)	(11,518)
Other non-operating income (expense), net	1,363	(3,178)

INCOME BEFORE INCOME TAXES	65,326	66,572
Income tax provision	24,299	24,686

CONSOLIDATED NET INCOME	$41,027	$41,886
CONSOLIDATED NET INCOME PER SHARE
CONSOLIDATED NET INCOME PER SHARE, BASIC	$0.33	$0.35
CONSOLIDATED NET INCOME PER SHARE, DILUTED	$0.33	$0.34

SHARES USED IN COMPUTING NET INCOME PER SHARE
BASIC	124,421	119,516
DILUTED	124,666	125,621

COMPREHENSIVE INCOME
Consolidated net income	$41,027	$41,886
Unrealized holding gain (loss) on available-for-sale securities, net of tax of $75 and $386 for the three months ended March 31, 2017 and 2016, respectively.	128	(654)
Foreign currency translation gain	4,026	869
Pension liability adjustment gain, net of tax of $57 and $0 for the three months ended March 31, 2017 and 2016, respectively.	223	—
COMPREHENSIVE INCOME	$45,404	$42,101
See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In Thousands)

	Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total
BALANCES AT DECEMBER 31, 2016	124,390	$521,860	$319,291	$(21,967)	$819,184
Consolidated net income	—	—	41,027	—	41,027
Exercise of stock options	82	1,115	—	—	1,115
Restricted stock units	—	1,133	—	—	1,133
Stock-based compensation expense	—	3,314	—	—	3,314
Foreign currency translation gain	—	—	—	4,026	4,026
Unrealized holding gain on available-for-sale securities	—	—	—	128	128
Akorn AG pension liability adjustment	—	—	—	223	223
Employee stock purchase plan	—	262	—	—	262
BALANCES AT MARCH 31, 2017 (unaudited)	124,472	$527,684	$360,318	$(17,590)	$870,412
See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income	$41,027	$41,886
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	20,914	22,468
Amortization of debt financing costs	1,304	6,311
Impairment of intangible assets	225	158
Non-cash stock compensation expense	4,709	2,921
Non-cash interest expense	—	454
Deferred income taxes, net	(1,174)	(8,009)
Other	31	—
Changes in operating assets and liabilities:
Trade accounts receivable	49,563	(21,355)
Inventories, net	2,708	(5,928)
Prepaid expenses and other current assets	4,137	(1,190)
Trade accounts payable	(4,286)	(1,948)
Accrued expenses and other liabilities	8,296	(26,783)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$127,454	$8,985
INVESTING ACTIVITIES:
Proceeds from disposal of assets	152	—
Payments for intangible assets	—	(1,000)
Purchases of property, plant and equipment	(22,483)	(9,918)
NET CASH USED IN INVESTING ACTIVITIES	$(22,331)	$(10,918)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,115	—
Debt financing costs	—	(3,571)
Debt payments	—	(200,000)
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	$1,115	$(203,571)
Effect of exchange rate changes on cash and cash equivalents	415	236
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$106,653	$(205,268)
Cash and cash equivalents at beginning of period	200,772	346,266
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,425	$140,998
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$11,041	$10,613
Amount (received) paid for income taxes, net	$(42)	$43,075
Additional capital expenditures included in accounts payable	$7,571	$2,874
See notes to condensed consolidated financial statements.

[7]

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

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We also operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois; Copiague, New York and Cranbury, New Jersey. In the fourth quarter of 2016, we moved our previous R&D center in Warminster, Pennsylvania to Cranbury, New Jersey. We also have other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

During the three month periods ended March 31, 2017 and 2016, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Part I, Item 1, Note 10 - “Segment Information.”

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX. Our principal corporate office is located at 1925 West Field Court, Suite 300, Lake Forest, Illinois 60045 with telephone number (847) 279-6100.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed on March 1, 2017.

The Company has considered the accounting and disclosure of events occurring after the balance sheet date of March 31, 2017 through the filing date of this Form 10-Q.

Certain prior-period amounts such as the provision and allowance components of net trade receivables and gross sales to net revenue adjustments have been reclassified to conform to current-period presentation.

Note 2 — Summary of Significant Accounting Policies

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly-owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of Akorn India Private Limited ("AIPL") and Akorn AG (formerly "Excelvision AG" or "Hettlingen") have been translated from Indian Rupees and Swiss Francs, respectively, to U.S. Dollars based on the currency translation rates in effect either during the period or as of the date of consolidation, as applicable.  The Company has no involvement with variable interest entities.

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

[8]

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

Going Concern: In connection with the preparation of the financial statements as of and for the three month period ended March 31, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

Chargebacks: The Company enters into contractual agreements with certain third parties such as retailers, hospitals, group-purchasing organizations (“GPOs”) and managed care organizations to sell certain products at predetermined prices. Similarly, we maintain an allowance for rebates and discounts related to billbacks, wholesaler fee for service contracts, GPO administrative fees, government programs, prompt payment and other adjustments with certain customers. Most of the parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. As noted elsewhere, these wholesalers represent a significant percentage of the Company’s gross sales. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. This process typically takes four to six weeks, but for some products may extend to twelve weeks. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time revenues are recognized.

Management obtains product inventory reports from certain wholesalers to aid in analyzing the reasonableness of the chargeback allowance and to monitor whether wholesaler inventory levels do not significantly exceed customer demand. The Company assesses the reasonableness of its chargeback allowance by applying a product chargeback percentage that is based on a combination of historical activity and future price and mix expectations to the quantities of inventory on hand at the wholesalers according to wholesaler inventory reports. In addition, the Company estimates the percent of gross sales generated through direct and indirect sales channels and the percent of contract vs. non-contract revenue in the period, as these each affect the estimated reserve calculation. In accordance with its accounting policy, the Company also estimates the percent of wholesaler inventory that will ultimately be sold to third parties that are subject

[9]

to contractual price agreements based on a trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.

For the three month period ended March 31, 2017, the Company incurred a chargeback provision of $280.2 million, or 41.2% of gross sales of $680.5 million, compared to $219.4 million, or 37.0% of gross sales of $593.4 million in the prior year period. We note that the dollar and percent increase in the comparative period was the result of gross sales increases and product mix shifts to products with higher chargeback expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 119 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.5 million or decrease the chargeback reserve by $1.0 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

Starting with the second quarter of 2016, the Company determined that in order to more closely align with internal analysis of associated reserves it would adjust the allowances disclosure to separately report rebates from chargebacks and rebates for both net trade accounts receivable and gross sales adjustments and to consolidate administrative fees and others with rebates for purposes of reporting gross sales to net revenue reserves. As a result, the first quarter 2016 information has been recast to reflect this disclosure change.

Rebates, Administrative Fees and Others: The Company maintains an allowance for rebates, administrative fees and others, related to contracts and other rebate programs that it has in place with certain customers. Rebates, administrative fees and other percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then applies the applicable rebate, administrative fees and other percentage, using both historical trends and actual experience to estimate its rebates, administrative fees and others allowances. The Company reduces gross sales and increases the rebates, administrative fees and others allowance by the estimated rebates, administrative fees and others amounts when the Company sells its products to eligible customers. The Company reduces the rebate allowance when it processes a customer request for a rebate. At each balance sheet date, the Company analyzes the allowance for rebates, administrative fees and others against actual rebates processed and makes adjustments as appropriate. The amount of actual rebates processed can vary materially from period to period as discussed below.

The allowances for rebates, administrative fees and others further takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease, a shelf-stock adjustment credit may be given for product remaining in customer’s inventories at the time of the price reduction. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

Similar to rebates, the reserve for administrative fees and others represents those amounts processed related to contracts and other fee programs which have been in place with certain entities, but they are settled through cash payment to these entities and accordingly are accounted for as a current liability. Otherwise, administrative fees and others operate similarly to rebates.

[10]

For the three month period ended March 31, 2017 the Company recorded a rebates, administrative fees and others provision of $124.4 million, or 18.3% of gross sales of $680.5 million, compared to $88.3 million, or 14.9% of gross sales of $593.4 million in the prior year period. We note that the dollar and percent increase from the comparative period was the result of gross sales increases and product mix shifts to products with higher rebates, administrative fees and others expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 119 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by $0.2 million or decrease the same reserve by $0.2 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended March 31, 2017, the Company incurred a return provision of $8.4 million, or 1.2% of gross sales of $680.5 million, compared to $4.3 million, or 0.7% of gross sales of $593.4 million in the prior year period. We note that the dollar increase and percent decrease in the comparative period was the result of gross sales increases and product mix shifts to products with higher return rates. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could decrease the return rate as typically the Company purchases smaller entities with less contracting power and integrates those product sales to Akorn contracts; and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 1.0 month change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $1.8 million or decrease of $1.5 million in return reserve expense if the lag increases or decreases, respectively. The average 1.0 month change in the lag from the time of sale to the time the product return is processed was determined based on the average variances of the last six-month historical activities. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

Allowance for Coupons, Promotions and Co-Pay discount cards:   The Company issues coupons from time to time that are redeemable against certain of our Consumer Health products.  Upon release of coupons into the market, the Company records an estimate of the dollar value of coupons expected to be redeemed.  This estimate is based on historical experience and is adjusted as needed based on actual redemptions.  In addition to couponing, from time to time the Company authorizes various retailers to run in-store promotional sales of its products.  Upon receiving confirmation that a promotion was run, the Company accrues an estimate of the dollar amount expected to be owed back to the retailer.  This estimate is then adjusted to

[11]

actual upon receipt of an invoice from the retailer. Additionally, the Company provides consumer co-pay discount cards, administered through outside agents to provide discounted products when redeemed. Upon release of the cards into the market, the Company records an estimate of the dollar value of co-pay discounts expected to be utilized.  This estimate is based on historical experience and is adjusted as needed based on actual experience.

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

Advertising and Promotional Allowances to Customers: The Company routinely sells its over-the-counter Consumer Health products to major retail drug chains.  From time to time, the Company may arrange for these retailers to run in-store promotional sales of the Company’s products.  The Company reserves an estimate of the dollar amount owed back to the retailer for these promotions, recording the amount as a reduction to revenue at the later of the date which the revenue is recognized or the date the sales incentive is offered. When the actual invoice for the sales promotion is received from the retailer, the Company adjusts its estimate accordingly.  Advertising and promotional expenses paid to customers are expensed as incurred in accordance with ASC 605-50 - Customer Payments and Incentives.

Inventories: Inventories are stated at the lower of cost and net realizable value ("NRV") (see Note 5 - Inventories, net). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its NRV. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow-moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow-moving items and NRV.

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives.

Intangible Assets: Intangible assets consist primarily of goodwill, which is carried at its initial value, In-Process Research and Development ("IPR&D"), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, normally ranging from one year to thirty years.  The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.  If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit.

Impairments of IPR&D are recorded in R&D expenses in the Consolidated Statements of Comprehensive Income, while all other impairments of intangible assets are recorded in impairment of intangible assets line.

Net Income Per Common Share: Basic net income per common share is based upon the weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding,

[12]

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$307,425	$307,425	$—	$—
Available-for-sale securities	1,310	1,268	—	42
Total assets	$308,735	$308,693	$—	$42

Purchase consideration payable	$4,994	$—	$—	$4,994
Total liabilities	$4,994	$—	$—	$4,994

[13]

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$200,772	$200,772	$—	$—
Available-for-sale securities	1,106	1,074	—	32
Total assets	$201,878	$201,846	$—	$32

Purchase consideration payable	$4,994	$—	$—	$4,994
Total liabilities	$4,994	$—	$—	$4,994

As of March 31, 2017, the Company was carrying available-for-sale investments in shares of Nicox stock fair valued at $1.3 million. In 2014, the Company acquired Nicox stock fair valued at $12.5 million, consisting of an original cost basis of $10.8 million, discounted to reflect certain lockup provisions preventing immediate sale of the underlying shares received, and $1.7 million unrealized gain from the original costs basis of $10.8 million. From 2014 through 2016, the Company sold available-for-sale Nicox stock with a total original cost basis of $9.2 million and realized immaterial losses through these sales. During the three month period ended March 31, 2017, the Company did not sell any available-for-sale securities, and as of March 31, 2017, recorded $0.2 million unrealized loss on the investment. An immaterial amount of the remaining $1.3 million of securities were subject to certain lockup provisions and as such, the fair value of that portion of the investment was estimated using observable and unobservable inputs to discount for lack of marketability.

The remaining purchase consideration payable is principally comprised of amounts owed relating to various prior years' divestitures, at fair value as determined based on the underlying contracts and the Company’s subjective evaluation of the additional consideration obligation estimate.

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

Note 3 — Stock Options, Employee Stock Purchase Plan and Restricted Stock

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock option and other equity awards to eligible employees, officers, directors and consultants. As of March 31, 2017, the active plan from which new awards could be granted was the Akorn, Inc. 2014 Stock Option Plan ("the 2014 Plan"), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016.  The 2014 Plan reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s share-based compensation expense for the three month periods ended March 31, 2017 and 2016 (in thousands):

[14]

	Three Months Ended March 31,
	2017	2016
Stock options	$3,314	$2,049
Employee stock purchase plan	262	—
Restricted stock units	1,133	872
Total stock-based compensation expense	$4,709	$2,921

Stock Option awards

From time to time, the Company grants stock option awards to certain employees and directors. The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan during the three -month periods ended March 31, 2017 and 2016, respectively, along with the weighted-average grant date fair values, are set forth in the table below:

	Three Months Ended March 31,
	2017	2016
Expected volatility	50%	47%
Expected life (in years)	4.8	4.8
Risk-free interest rate	1.75%	1.26%
Dividend yield	—	—
Fair value per stock option	$9.25	$9.95
Forfeiture rate	8%	8%

The table below sets forth a summary of stock option activity within the 2014 Plan and the 2003 Plan for the three month period ended March 31, 2017:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2016	4,766	$27.27	5.03	$5,714
Granted	66	21.28
Exercised	(88)	12.68
Forfeited	(38)	31.83
Outstanding at March 31, 2017	4,706	$27.43	4.89	$7,034
Exercisable at March 31, 2017	1,688	$25.09	3.46	$5,800
(1) The Aggregate Intrinsic Value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and the timing and volume of option grants, exercises and forfeitures.

During the three month period ended March 31, 2017, 0.1 million stock options were exercised resulting in cash payments to the Company of $1.1 million. These stock option exercises generated tax deductible expense of $0.8 million. During the three month period ended March 31, 2016, no stock options were exercised.
Restricted Stock Unit awards

[15]

From time to time, the Company has granted RSUs to certain executives, employees and directors. During 2016, the Company adopted a new Long-Term Incentive Plan for salaried, non-executive employees. That plan called for annual grants of RSUs to all such eligible employees, and the first such grants took place on July 1, 2016. These grants were calculated based on the average pay by employee class and vest 25% per year on each of the first four anniversaries of the grant date. All RSUs are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grants.

During the three month period ended March 31, 2017, there were no grants of new RSU awards, and no existing RSUs either vested or were released to holders. Set forth below is a summary of non-vested RSU activity during the three month period ended March 31, 2017:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Non-vested at December 31, 2016	416	$31.52
Granted	—	$—
Vested	—	$—
Forfeited	(6)	$29.50
Non-vested at March 31, 2017	410	$31.55

Employee Stock Purchase Plan

The 2016 Akorn, Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions.  The ESPP has been structured to qualify under Section 423 of the Internal Revenue Code (“IRC”).  Employees who elect to participate in the ESPP may withhold from 1% to 15% of eligible wages toward the purchase of stock.  Shares will be purchased at a 15% discount off the lesser of the market price at the beginning or the ending of the applicable offering period.  The ESPP is designed with two offering periods each year, one running from January 1st to December 31st and the other running from July 1st to December 31st.  In a given year, employees may enroll in either offering period, but not both.  Per IRC rules, annual purchases per employee are limited to $25,000 worth of stock, valued as of the beginning of the offering period.  Accordingly, with the 15% discount, employees may withhold no more than $21,250 per year toward the purchase of stock under the ESPP. Employees are further limited to purchasing no more than 15,000 shares of stock per year. A total of 2.0 million shares of the Company’s stock have been set aside for issuance under the ESPP. The ESPP was approved by vote of the Company’s shareholders on December 16, 2016.

The initial offering period under the ESPP began in January 2017 and is scheduled to run through the end of the year. During the quarter ended March 31, 2017, participants contributed approximately $0.9 million through payroll deductions toward the future purchase of shares under the ESPP.

Note 4 — Accounts Receivable, Sales and Allowances

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is typical of the pharmaceutical industry and is not necessarily specific to the Company. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the end-user customer (which in turn depends on the specific end-user customer, each having its own pricing arrangement, which entitles it to a particular deduction). This process can lead to partial payments to the Company against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

[16]

In the quarter ended June 30, 2016, the Company determined that in order to more closely align with internal analysis of associated reserves it would adjust the allowances disclosure to separately report rebates from chargebacks and rebates for both net trade accounts receivable and gross sale adjustments and to consolidate administrative fees and others with rebates for purposes of reporting gross sales to net revenues. As a result, information as of and for the three month period ended March 31, 2016 has been recast to reflect this disclosure change.

Net trade accounts receivable consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Gross accounts receivable (1)	$462,013	$519,175
Less reserves for:
Chargebacks	(77,472)	(80,360)
Rebates	(93,449)	(97,935)
Product returns	(45,660)	(43,689)
Discounts and allowances	(10,293)	(12,389)
Advertising and promotions	(641)	(688)
Doubtful accounts	(816)	(960)
Trade accounts receivable, net	$233,682	$283,154

(1) The reduction in the Gross accounts receivable balance as of March 31, 2017 when compared to the December 31, 2016 balance is due to higher Gross sales in the last two months of the fourth quarter of 2016 compared to the last two months of the first quarter of 2017.

For the three month periods ended March 31, 2017 and 2016, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended March 31,
	2017	2016
Gross sales	$680,534	$593,392
Less adjustments for:
Chargebacks (1)	(280,160)	(219,376)
Rebates, administrative and other fees (1)	(124,378)	(88,348)
Product returns	(8,418)	(4,286)
Discounts and allowances	(12,922)	(11,954)
Advertising, promotions and others	(1,236)	(1,081)
Revenues, net	$253,420	$268,347

(1) The increases in chargebacks and rebates, administrative and other fees for the three month periods ended March 31, 2017 as compared to the same period in 2016, were primarily due to product, customer mix, price erosion and volume declines. The price erosion and volume declines were due to increased industry pricing pressure and the competitive nature of our business.

Note 5 — Inventories, Net

The components of inventories are as follows (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$73,918	$73,027
Work in process	10,819	14,719
Raw materials and supplies	87,588	87,047
Inventories, net	$172,325	$174,793

[17]

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory at March 31, 2017 and December 31, 2016 was reported net of these reserves of $27.6 million and $33.5 million, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Land and land improvements	$17,645	$17,410
Buildings and leasehold improvements	93,106	88,825
Furniture and equipment	168,482	160,546
Sub-total	279,233	266,781
Accumulated depreciation	(113,322)	(108,425)
Property, plant and equipment in service, net	$165,911	$158,356
Construction in progress	86,745	80,048
Property, plant and equipment, net	$252,656	$238,404

At March 31, 2017 and December 31, 2016, property, plant and equipment, net, with a net carrying value of $68.9 million and $65.1 million, respectively, was located outside the United States at the Company’s manufacturing facilities in India and Switzerland.

The Company recorded depreciation expense of $5.4 million and $6.0 million during the three month periods ended March 31, 2017 and 2016, respectively.

Note 7 — Goodwill and Other Intangible Assets, Net

The following table provides a summary of the activity in goodwill by segment for the three month period ended March 31, 2017 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2016	$16,717	$267,576	$284,293
Currency translation adjustments	—	738	738
Acquisitions	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Balances at March 31, 2017	$16,717	$268,314	$285,031

The following table sets forth the major categories of the Company’s intangible assets as of March 31, 2017 and December 31, 2016, and the weighted average remaining amortization period as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

[18]

	Gross Amount (1)	Accumulated Amortization	Reclass-ifications	Gross Impairment	Net Balance	Wtd Avg Remaining Amortization Period (years)
March 31, 2017
Product licensing rights	$746,906	$(197,563)	$—	$—	$549,343	10.4
IPR&D	173,757	—	—	(225)	173,532	N/A - Indefinite lived
Trademarks	16,000	(4,559)	—	—	11,441	18.0
Customer relationships	4,225	(1,863)	—	—	2,362	9.1
Other intangibles	11,235	(4,755)	—	—	6,480	5.9
	$952,123	$(208,740)	$—	$(225)	$743,158
December 31, 2016
Product licensing rights	$790,143	$(182,901)	$9,400	$(52,637)	$564,005	10.5
IPR&D	187,007	—	(9,400)	(3,850)	173,757	N/A - Indefinite lived
Trademarks	16,000	(4,244)	—	—	11,756	18.0
Customer relationships	6,290	(3,863)	—	—	2,427	9.3
Other intangibles	11,235	(4,326)	—	—	6,909	6.0
	$1,010,675	$(195,334)	$—	$(56,487)	$758,854

The Company recorded amortization expense of $15.5 million and $16.5 million during the three month periods ended March 31, 2017 and 2016, respectively.

(1) Differences in the Gross Amounts between periods are due to either impairment of assets or the write down of fully amortized assets.

Note 8 — Financing Arrangements

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

The Term Loans are secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement.

Prior to February 16, 2016, the Term Loan Agreements required quarterly principal repayment equal to 0.25% of the initial aggregate loan amount beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement. The Company was also able to prepay all or a portion of the remaining outstanding principal amount under the Term Loan Agreements at any time, or from time to time, subject to prior notice to the lenders and payment of applicable fees. Prepayment of principal was required should the Company incur any indebtedness not permitted under the Term Loan Agreements, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. On February 16, 2016, the Company made a voluntary prepayment of its Existing Term Facility of $200.0 million which settled all future quarterly principal repayments of the Term Loan Agreements as denoted above until the date of the maturity of the Term Loan Agreements or April 16, 2021, although future voluntary principal repayments are permitted. As of March 31, 2017, outstanding debt under the Term Loans was $831.9 million and the Company was in full compliance with all

[19]

applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

On May 20, 2015, the Company modified the Term Loan Agreements with JPMorgan and certain other lenders to remedy certain covenant defaults related to the fiscal year 2014 financial restatement by incurring nominal charges affected through a temporary interest rate increase and an upfront payment.

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

On November 13, 2015, the Company again modified the Term Loan Agreements with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the FY 2014 financial restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. During 2016, the Company incurred an additional $5.1 million of financing costs related to the 2014 restatement process that ended on May 10, 2016, and carried a deferred financing fees balance of $21.5 million at December 31, 2016.

During the three month period ended March 31, 2017, the Company amortized $1.3 million of the Term Loans-related costs, resulting in $20.2 million remaining balance of deferred financing fees at March 31, 2017. The Company will amortize this balance using the effective interest method over the life of the Term Loan Agreements.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans, and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the Term Loans, the Company's spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended March 31, 2017, the Company was a Ratings Level I for the Term Loan Agreements.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended March 31, 2017 and 2016, the Company recorded interest expense of $10.9 million and $10.8 million, respectively in relation to the Term Loans.

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

[20]

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

As of March 31, 2017 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At March 31, 2017, there were no outstanding borrowings and one outstanding letter of credit in the amount of $2.2 million under the JPM Revolving Facility. Availability under the facility as of March 31, 2017 was $147.8 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

Aggregate cumulative maturities of long-term obligations (including the Term Loans and the JPM Revolving Facility) as of March 31, 2017 are:

[21]

(In thousands)	2017	2018	2019	2020	Thereafter
Maturities of debt	$—	$—	$—	$—	$831,938

Note 9 — Earnings Per Share

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method. Additionally, For the three month period ended March 31, 2016, the earnings per share amount was calculated using the if-converted method to account for the dilutive impact of the Convertible Notes. The Convertible Notes matured in the quarter ended June 30, 2016.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested RSUs, and (iii) for the three month period ended March 31, 2016, shares potentially issuable upon conversion of the Notes.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$41,027	$41,886
Convertible debt income adjustments, net of tax	—	604
Net income adjusted for convertible debt as used for diluted earnings per share	$41,027	$42,490
Net income per share:
Basic	$0.33	$0.35
Diluted (1)	$0.33	$0.34
Shares used in computing net income per share:
Weighted average basic shares outstanding	124,421	119,516
Dilutive securities:
Stock option and unvested RSUs	245	1,172
Shares issuable upon conversion of the notes	—	4,933
Total dilutive securities	245	6,105
Weighted average diluted shares outstanding	124,666	125,621

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	4,093	2,430

(1)
As a result of the Company's expectation that it would likely settle all future note conversions in shares of the Company's common stock, the diluted income from continuing operations per share calculation for the periods prior to the complete conversion of the convertible debt on June 1, 2016, included the dilutive effect of convertible debt and was offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $0.6 million, after-tax for the three month period ended March 31, 2016.

Note 10 — Segment Information

During the three month periods ended March 31, 2017 and 2016, the Company reported results for the following two reportable segments:

-    Prescription Pharmaceuticals
-    Consumer Health

[22]

The Company’s Prescription Pharmaceuticals segment principally consists of generic and branded prescription pharmaceuticals products which span a broad range of indications as well as a variety of dosage forms including: sterile ophthalmics, injectables and inhalants, and non-sterile oral liquids, topicals and nasal sprays. The Company’s Consumer Health segment principally consists of animal health and OTC products, both branded and private label.  OTC products include, but are not limited to, a suite of products for the treatment of dry eye sold under the TheraTears® brand name.

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

Selected financial information by reportable segment is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues, net:
Prescription Pharmaceuticals	$237,379	$250,749
Consumer Health	16,041	17,598
Total revenues, net	253,420	268,347

Gross Profit:
Prescription Pharmaceuticals	141,319	154,635
Consumer Health	7,813	8,382
Total gross profit	149,132	163,017

Operating expenses	74,299	75,438

Operating income	74,833	87,579
Other expense	(9,507)	(21,007)

Income before income taxes	$65,326	$66,572

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment. Financial information including revenues and gross profit from external customers by product or product line is not provided as to do so would be impracticable.

Note 11 – Share Repurchases

In July 2016, the Company announced that the Board of Directors authorized a stock repurchase program (the "Stock Repurchase Program") pursuant to which the Company may repurchase up to $200.0 million of the Company’s common stock. The shares may be repurchased in open market transactions at prevailing market prices, in privately negotiated transactions or others, including accelerated stock repurchase arrangements, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors.  There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time without notice and at the Company's discretion, and at this time no estimate to the effect on the results of the Company due to the Stock Repurchase Program can be made.

The Company did not repurchase any shares during the three month period ended March 31, 2017, and had $155.0 million remaining under the repurchase authorization.

[23]

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

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase various active pharmaceutical ingredients ("API") or finished products at contractual minimum levels. None of these agreements are individually or in aggregate material to the Company. Further, the Company does not believe at this time that any of the purchase obligations represent levels above that of normal business demands.

The table below summarizes contingent potential milestone payments due to strategic partners in the years 2017 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Amount
2017	$5,247
2018	9,392
2019	70
2020 and Beyond	800
Total	$15,509

Legal Proceedings

The Company is a party to legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management of the Company believes that the ultimate disposition of such proceedings and exposure will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. Set forth below are material updates to legal proceedings of the Company.

As previously disclosed in various reports filed with the SEC, on March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., et al., in the federal district court of Northern District of Illinois, No. 15-cv-1944.  The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmaceutical Co., Inc. and VersaPharm, Inc.  A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15-cv-3921, was filed on May 4, 2015 making similar allegations.  On August 24, 2015, the two cases were consolidated and a lead plaintiff appointed in In re Akorn, Inc. Securities Litigation.   On July 5, 2016, the lead plaintiff group filed a consolidated amended complaint making similar allegations against the Company and an officer and former officer of the Company. The consolidated amended complaint seeks damages on behalf of the putative class. On August 9, 2016, the defendants filed a motion to dismiss the case. On March 6, 2017, the court denied the motion to dismiss and the defendants subsequently filed an answer to the consolidated

[24]

amended complaint on March 27, 2017. The case is now in the discovery phase, and no trial date has been scheduled.

As previously disclosed in various reports filed with the SEC, the Company’s Board of Directors also received shareholder demand letters and four shareholder derivative lawsuits have been filed alleging breaches of fiduciary duty in connection with the Company’s accounting for its acquisition and the restatement of its financials. Two of the derivative lawsuits, Safriet v. Rai, et al., No. 15-cv-7275, and Glaubach v. Rai, et al., No. 15- 11129, which were filed in the U.S. District Court for the Northern District of Illinois, had been stayed pending anticipated rulings on the defendants’ motion to dismiss in In re Akorn, Inc. Securities Litigation. The two cases have been consolidated into a single action and the stay lifted. Plaintiffs in the consolidated action have not yet filed or designated a consolidated complaint.

As previously disclosed in various reports filed with the SEC, Fera Pharmaceuticals, LLC v. Akorn Inc., Sean Brynjelsen, and Michael Stehn, in the United States District Court for the Southern District of New York, Case No. 12-cv-07692-LLS. Fera Pharmaceuticals, LLC (“Fera”) filed this action on September 12, 2012. The defendants in the case are the Company, one former employee of the Company, Sean Brynjelsen, and a current employee of the Company, Michael Stehn. The amended complaint generally alleges that the Company breached certain terms of a contract manufacturing supply agreement by, among other things, failing to manufacture Fera’s products, raising the manufacturing cost, and impermissibly terminating the contract. In addition, Fera alleges that the Company misappropriated Fera’s trade secrets in order to manufacture Erythromycin and Bacitracin for its own benefit. The counts in the amended complaint are for (1) breach of contract, (2) misappropriation of trade secrets, (3) fraudulent inducement, and (4) declaratory and injunctive relief. Fera seeks $135 million in compensatory damages, an additional, unspecified amount in punitive damages, and injunctive relief restraining the Company from selling the products at issue in the case. The Company filed a counterclaim against Fera and certain affiliates, as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations. The case is still in the discovery phase, with fact discovery expected to close approximately at the end of May 2017, and expert discovery expected to be completed by September 1, 2017. The court has indicated it would like the trial to commence in mid-October 2017, but has not entered a scheduling order to that effect.

As previously disclosed in various reports filed with the SEC, State of Louisiana v. Abbott Laboratories, Inc., et al. The Louisiana Attorney General filed suit, Number 624,522, Nineteenth Judicial District Court, Parish of East Baton Rouge, including Hi-Tech Pharmacal and other defendants, in Louisiana state court. Louisiana’s complaint alleges that the defendants violated Louisiana state laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and DESI products that were allegedly ineligible for reimbursement. The defendants filed exceptions of no cause of action and no right of action in response to Louisiana’s amended complaint. In a judgment entered on October 2, 2015, the trial court sustained the defendants’ exception of no right of action, which dismissed all of Louisiana’s claims. Louisiana sought appellate review of the court’s decision by filing an application for supervisory writs, as well as an appeal pending in the First Circuit Court of Appeal in Louisiana. On October 21, 2016, the First Circuit Court of Appeal affirmed the trial court’s judgment in part, reversed it in part, and remanded the case for further proceedings. Specifically, the First Circuit affirmed the dismissal of four of the six causes of action pled in Louisiana’s amended complaint, but reversed the dismissal with respect to the two remaining statutory claims. On December 22, 2016, the First Circuit denied Louisiana’s application for rehearing with respect to the First Circuit’s affirmance. On January 20, 2017, Louisiana filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision affirming the trial court’s judgment.  On January 23, 2017, the defendants filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision reversing the trial court’s judgment. On March 13, 2017, the Louisiana Supreme Court denied both writ applications. On March 31, 2017, the trial court judge entered an order permitting Defendants to respond to the State’s First Amended Petition on or before May 11, 2017. There are presently no other scheduled dates in the proceeding.

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

On April 7, 2017, a jury in the State Court of Houston County in the State of Georgia reached a verdict of $20.5 million in damages against Akorn, Inc. in the product liability case Ann Pope and Anthony Pope v. Horatio V. Cabasares, M.D., Horatio V. Cabasares, M.D., P.C. Houston Healthcare Systems, Inc., Akorn Sales, Inc., and Akorn, Inc. in which plaintiff claimed Akorn provided inadequate labeling on its product methylene blue.  The Company maintains sufficient product liability insurance coverage for the defense costs and expenses as well as the verdict related to this case.  Further, on April 27, 2017, Akorn filed a motion for a new trial and intends to appeal, thereby challenging liability as well as the compensatory and punitive damage awards.

[25]

The legal matters discussed above and others could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial.  We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable.  Regarding the aforementioned labeling verdict related to methylene blue, the Company recorded a reasonable estimate of the liability less than the verdict amount (for which a corresponding insurance receivable is also recorded). Regarding the other matters disclosed above, the Company has determined that liabilities associated with these legal matters are reasonably possible but they cannot be reasonably estimated.

Given the nature of the litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or investigation. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

Note 13 — Customer, Supplier and Product Concentration

Customer Concentrations

A significant percentage of the Company’s sales are to three wholesale drug distributors: AmerisourceBergen Corporation; Cardinal Health, Inc. and McKesson Corporation.  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.

The following table sets forth the percentage of the Company’s gross and net sales for the three month periods ended March 31, 2017 and 2016, and gross accounts receivable as of March 31, 2017 and December 31, 2016, attributable to the Big 3 Wholesalers:

	Three Months Ended March 31,
Big 3 Wholesalers combined:	2017	2016
Percentage of gross sales	79%	76%
Percentage of net revenues	64%	62%

	March 31, 2017	December 31, 2016
Percentage of gross trade accounts receivable	83%	84%

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

[26]

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

No individual supplier represented 10% or more of the Company’s purchases in either of the three month periods ended March 31, 2017 or 2016.

Product Concentrations

In the three month periods ended March 31, 2017 and 2016, one Prescription Pharmaceutical product represented approximately 19% and 18%, respectively of the Company’s total net sales revenue. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing portfolio.

Note 14 — Income Taxes

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Income before income taxes	$65,326	$66,572
Income tax provision	24,299	24,686
Net income	$41,027	$41,886

Income tax provision as a percentage of income before income taxes	37.2%	37.1%

During the three month periods ended March 31, 2017 and 2016, the Company recorded an income tax provision of $24.3 million and $24.7 million, or 37.2% and 37.1% of income before income taxes, respectively. The Company anticipates that its effective tax rate will for the year 2017 will be approximately 37.5%. The income tax provision rate in the current year was increased in comparison to the prior year due to losses at the Company’s Indian and Swiss subsidiaries.

As of March 31, 2017, the Company could not conclude that it was more likely than not that tax benefits from certain of these net operating losses would be realized.  Accordingly, as of March 31, 2017, the Company increased its valuation allowance to $11.2 million for certain of the losses at its Indian subsidiary and the entire amount of the loss at its Swiss subsidiary, compared to a valuation allowance of $9.9 million as of December 31, 2016.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $1.4 million and $1.3 million related to uncertain tax positions as of March 31, 2017 and December 31, 2016, respectively.  If recognized, of the $1.4 million of uncertain tax positions as of March 31, 2017, $1.2 million of these tax positions will impact the Company’s effective rate with the remaining $0.2 million affecting goodwill.

Note 15 – Related Party Transactions

During the three month periods ended March 31, 2017 and 2016, the Company obtained legal services totaling $0.5 million and $0.4 million, of which $0.3 million and $0.1 million was payable as of March 31, 2017 and 2016, respectively, to Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder.

The Company also paid legal services totaling $0.1 million during the three month period ended March 31, 2017 to Segal McCambridge Singer & Mahoney, a firm for which the brother in law of the Company's Executive Vice President, General Counsel and Secretary is a partner.

[27]

Note 16 – Recently Issued and Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02 - Leases, which establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. Upon adoption, the operating leases reporting in Note 9 - Leasing Arrangements, will be reported on the statement of financial position as gross-up assets and liabilities. The Company is currently evaluating the impact that ASU 2016-02 will have on its statement of financial position or financial statement disclosures.

Revenue Recognition Related ASUs:

In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-05 - Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU address the recognition of gains and losses on the transfer (i.e., sale) of nonfinancial (and in substance nonfinancial) assets to counterparties other than customers. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The amendments are effective at the same time as the new revenue standard. For public entities that means annual periods beginning after December 15, 2017 and interim periods therein.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU affect narrow aspects of the guidance in ASU 2014-09, which is not yet effective. The amendments in this ASU address loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year.

In May 2016, the FASB issued ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients. This standard amends the guidance in ASU 2014-09 to specifically provide a practical expedient for reflecting contract modifications at transition. The effective date for ASU 2016-12 is the same as the effective date for ASU 2014-09, ASU 2015-14, ASU

[28]

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

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-04 - Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 was early adopted by the Company for the year beginning January 1, 2017 and did not have a material impact on the Company's condensed consolidated financial statements or financial statement

[29]

disclosures.
In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. Early application of the amendments in this Update is allowed as follows: (1) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. ASU 2017-01 was early adopted by the Company for the year beginning January 1, 2017 and did not have a material impact on the Company's condensed consolidated financial statements or financial statement disclosures.
In July 2015, the FASB issued ASU 2015-11 - Inventory. ASU 2015-11 simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-11 was adopted by the Company for the year beginning January 1, 2017 and did not have a material impact on the Company's condensed consolidated financial statements or financial statement disclosures.
In August 2014, the FASB issued ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for financial statements issued for fiscal years ending after December 15, 2016, and interim periods thereafter. ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was adopted by the Company for the year ending December 31, 2016. In connection with the preparation of the financial statements for the three month period ended March 31, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

[30]

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

In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 was adopted by the Company for the year beginning January 1, 2016 resulting in the reclassification of the deferred financing fees to the respective face value of debt outstanding for the year ended December 31, 2016.

Note 17 – Subsequent Events

Merger Agreement

On April 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fresenius Kabi AG, a German stock corporation (“Parent”), Quercus Acquisition, Inc., a Louisiana corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and, solely for purposes of Article VIII thereof, Fresenius SE & Co. KGaA, a German partnership limited by shares.  The Merger Agreement, which has been adopted by the Board of Directors of the Company, provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each of the Company’s issued and outstanding shares of common stock, no par value per share (the “Shares”) (other than Shares owned by the Company or by Parent, Merger Sub or any direct or indirect wholly owned subsidiary of the Company or of Parent (other than Merger Sub) immediately prior to the Effective Time), will be converted into the right to receive $34.00 in cash per Share (the “Merger Consideration”), without interest.

Completion of the Merger is subject to customary closing conditions, including (1) the approval of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding Shares (the “Shareholder Approval”), (2) there being no judgment or law enjoining or otherwise prohibiting the consummation of the Merger and (3) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The obligation of each of the Company and Parent to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.  Among other things, Parent has agreed to promptly take all actions necessary to obtain antitrust approval of the Merger, including (i) entering into consent decrees or undertakings with a regulatory authority, (ii) divesting or holding separate any assets or businesses of Parent or the Company, (iii) terminating existing contractual relationships or entering into new contractual relationships, (iv) effecting any other change or restructuring of Parent or the Company and (v) defending through litigation any claim asserted by a regulatory authority that would prevent the closing of the Merger.

Until the earlier of the termination of the Merger Agreement and the Effective Time, the Company has agreed to operate its business in the ordinary course of business in all material respects and has agreed to certain other operating covenants and to not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement.  The Company has also agreed to convene and hold a meeting of its shareholders for the purpose of obtaining the Shareholder Approval.  In addition, the Merger Agreement requires that, subject to certain exceptions, the Board recommend that the Company’s shareholders approve the Merger Agreement.

Shareholder Derivative and Class Action Complaint in Connection with the Merger

[31]

On May 2, 2017 a shareholder derivative and class action complaint for breach of fiduciary duties in connection with the Merger was filed entitled Robert J. Shannon, Jr., et. al. v. Fresenius Kabi AG et. al. No. 2017-CH-06322 in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint seeks injunctive relief. Defendants intend to vigorously defend this case.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 1, 2017 and in this Form 10-Q, which include, but are not limited to, the following items:

•	Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products

•	We could experience business interruptions at our manufacturing facilities

•	We may be subject to significant disruptions or failures in our information technology systems and network infrastructures

•	Our inability to effectively manage or support our growth

•	The loss or failure of third party manufacturers as a significant portion of our revenues are generated through the sale of these products

•	The loss or failure of any of the small number of wholesalers we use to distribute our products

•
We depend on our employees and must continue to attract and retain key personnel in order to compete successfully, and any failure to do so could hinder successful execution of our business and development plans

•	We have entered into several strategic business alliances that may not result in marketable products

•	Failure to obtain regulatory certification of our manufacturing facility in India for production of pharmaceutical products for export to the United States, as well as other regulated world markets

•	We may not achieve the anticipated benefits from our acquisitions and we may face integration difficulties

•	We become involved in legal proceedings from time to time

•	We may incur charges to earnings resulting from acquisitions

•
The Chairman of our Board of Directors, through his stock ownership and his right to nominate up to two other directors, could have an adverse effect on the market value of our stock and have substantial influence over our business strategies and policies

•	The loss of single-sourced raw materials and components used in our products

•	Sales of our products may be adversely affected by the continuing consolidation of our customer base

•	Changes in technology could render our products obsolete

[32]

•	Our branded products may become subject to increased generic competition

•
We are subject to extensive government regulations which if they change and or we are not in compliance with, could increase our costs, subject us to various obligations and fines, or prevent us from selling our products or operating our facilities

•	Changes in healthcare law and policy changes may adversely affect our business plans and results of operations

•	The FDA may require us to stop marketing certain unapproved drugs

•	Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions

•
Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results

•	The FDA may authorize sales of some prescription pharmaceuticals on a non-prescription basis, which may reduce the profitability of our prescription products

•	Third parties may claim that we infringe their proprietary rights and may prevent or delay us from manufacturing and selling some of our new products

•
Our patents and proprietary rights may be challenged, circumvented or otherwise compromised by competitors, which may result in our protected products losing their market exclusivity and becoming subject to generic competition before their patents expire

•
We have identified a material weakness in our internal control over financial reporting. If our remedial measures are insufficient to address the material weakness, or if we otherwise fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud

•
The restatement of our previously issued 2014 financial statements and the previous delay in our filing of 2015 financial statements has resulted in various governmental investigations and shareholder lawsuits and could result in government enforcement actions, which could have a material adverse impact on our results of operations, financial condition, liquidity, and cash flows

•	We may need to obtain additional capital to continue to grow our business

•	We may not generate cash flow sufficient to pay interest and make required principal repayments on our Term Loans

•	Our indebtedness reduces our financial and operating flexibility

•	Exercise of options and granting of restricted stock units, may have a substantial dilutive effect on our common stock

•
Our announced stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock

•	We may issue preferred stock and the terms of such preferred stock may reduce the market value of our common stock

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

[33]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$237,379	93.7%	$250,749	93.4%
Consumer Health	16,041	6.3%	17,598	6.6%
Total revenues, net	253,420	100.0%	268,347	100.0%
Gross profit:
Prescription Pharmaceuticals	141,319	59.5%	154,635	61.7%
Consumer Health	7,813	48.7%	8,382	47.6%
Total gross profit	149,132	58.8%	163,017	60.7%
Operating expenses:
SG&A expenses	47,526	18.8%	49,086	18.3%
Acquisition-related costs	11	—%	197	0.1%
R&D expenses	11,291	4.5%	9,479	3.5%
Amortization of intangible assets	15,471	6.1%	16,518	6.2%
Impairment of intangible assets	—	—%	158	0.1%
Operating income	$74,833	29.5%	$87,579	32.6%
Other expense, net	(9,507)	(3.8)%	(21,007)	(7.8)%
Income before income taxes	65,326	25.8%	66,572	24.8%
Income tax provision	24,299	9.6%	24,686	9.2%
Net income	$41,027	16.2%	$41,886	15.6%

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Net revenue was $253.4 million for the three month period ended March 31, 2017, representing a decrease of $14.9 million, or 5.6%, as compared to net revenue of $268.3 million for the three month period ended March 31, 2016. The decrease in net revenue in the period was primarily due to a $19.1 million decline in organic revenue that was slightly offset by $5.4 million of growth from new and re-launched products.  The $19.1 million decline in organic revenue was due to approximately $10.8 million and $8.3 million in price erosion and volume declines, respectively that were principally due to increased industry pricing pressures and the competitive nature of our business.

The Prescription Pharmaceuticals segment revenues of $237.4 million for the three month period ended March 31, 2017 represented a decrease of $13.4 million, or 5.3%, as compared to revenue of $250.7 million for three month period ended March 31, 2016.

The Consumer Health segment revenues of $16.0 million for the three month period ended March 31, 2017 represented a decrease of $1.6 million, or 8.8%, as compared to revenue of $17.6 million for three month period ended March 31, 2016.

The net revenues for the three month period ended March 31, 2017 of $253.4 million were net of adjustments totaling $427.1 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended March 31, 2017 were $280.2 million, or 41.2% of gross sales, compared to $219.4 million, or 37.0% of gross sales for three month period ended March 31, 2016.  The $60.8 million increase in chargeback expense was due to the impact of product and customer mix. Rebates,

[34]

administrative fees and other expenses for the three month period ended March 31, 2017 were $124.4 million, or 18.3% of gross sales, compared to $88.3 million, or 14.9% for three month period ended March 31, 2016. The $36.0 million increase in rebates, administrative fees and other expenses was due to the impact of product and customer mix. Our product returns provision for the three month period ended March 31, 2017 was $8.4 million, or 1.2% of gross sales, compared to $4.3 million, or 0.7% of gross sales for the three month period ended March 31, 2016.  Discounts and allowances were $12.9 million or 1.9% of gross sales for the three month period ended March 31, 2017, compared to $12.0 million, or 2.0% of gross sales for the three month period ended March 31, 2016. Advertisement and promotion expenses were $1.2 million or 0.2% of gross sales for the three month period ended March 31, 2017, compared to $1.1 million, or 0.2% of gross sales for the three month period ended March 31, 2016.

Consolidated gross profit for the quarter ended March 31, 2017 was $149.1 million, or 58.8% of net revenue, compared to $163.0 million, or 60.7% of net revenue, in the corresponding prior year quarter. The decline in the gross profit percentage is principally due to price declines within the generic product portfolio, unfavorable product mix shifts, and costs associated with price changes.

Total operating expenses were $74.3 million in the three month period ended March 31, 2017, a decrease of $1.1 million, or 1.5%, from the prior year quarter, which was primarily driven by respective reductions of $1.6 million and $1.0 million in selling, general and administrative ("SG&A") expenses and amortization of intangibles, offset by a $1.8 million increase in R&D expenses.

In the three month period ended March 31, 2017, the Company incurred non-operating expenses totaling $9.5 million compared to $21.0 million in the prior year quarter.  This decrease of $11.5 million was driven by $5.0 million decrease in amortization of deferred financing costs, $2.0 million decrease in interest expense from the Term loans and convertible notes resulting from the $200.0 million partial term loan repayment made during the first quarter of 2016 and the conversion of outstanding convertible notes during the second quarter of 2016, and $4.5 million change in other non-operating income (expenses) for the two periods compared. As a percentage of net revenues, non-operating expenses decreased to 3.8% in the three month period ended March 31, 2017 compared to 7.8% in the prior year quarter.

For the three month period ended March 31, 2017, we recorded an income tax provision of $24.3 million on our income before income tax of $65.3 million or an effective tax provision rate of 37.2%.  In the prior year quarter ended March 31, 2016, our income tax provision was $24.7 million based on an effective tax provision rate of 37.1%. The income tax provision rate in the current year was increased in comparison to the prior year due to losses at the Company’s Indian and Swiss subsidiaries.

We reported net income of $41.0 million for the three month period ended March 31, 2017, or 16.2% of net revenues, compared to net income of $41.9 million for the three month period ended March 31, 2016, or 15.6% of net revenues.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2017, we had cash and cash equivalents of $307.4 million, which were $106.6 million more than our cash and cash equivalents balance of $200.8 million as of December 31, 2016.  This increase in cash and cash equivalents was driven by operating cash inflows of $127.5 million and financing cash inflows of $1.1 million, partially offset by investing cash outflows of $22.3 million. Our net working capital was $561.1 million at March 31, 2017, compared to $510.3 million at December 31, 2016, an increase of $50.8 million.

Operating Cash Flows

[35]

(amounts in thousands)	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income	$41,027	$41,886
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	20,914	22,468
Amortization of debt financing costs	1,304	6,311
Impairment of intangible assets	225	158
Non-cash stock compensation expense	4,709	2,921
Non-cash interest expense	—	454
Deferred income taxes, net	(1,174)	(8,009)
Other	31	—
Changes in operating assets and liabilities:
Trade accounts receivable	49,563	(21,355)
Inventories, net	2,708	(5,928)
Prepaid expenses and other current assets	4,137	(1,190)
Trade accounts payable	(4,286)	(1,948)
Accrued expenses and other liabilities	8,296	(26,783)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$127,454	$8,985

During the three month period ended March 31, 2017, operating activities generated $127.5 million in cash flows.  This positive cash flow was principally the result of a decrease of $49.6 million in accounts receivable, our consolidated net income of $41.0 million, a net inflow from non-cash expenses of $26.0 million and an increase of $8.3 million in accrued expenses.

During the three month period ended March 31, 2016, operating activities generated $9.0 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $41.9 million and a $24.3 million net inflow of non-cash expenses. This increase was partially offset by $26.8 million decrease in accrued expenses and other liabilities and $21.4 million increase in trade accounts receivable.

Investing Cash Flows

(amounts in thousands)	Three Months Ended March 31,
	2017	2016
INVESTING ACTIVITIES:
Proceeds from disposal of assets	$152	$—
Payments for intangible assets	—	(1,000)
Purchases of property, plant and equipment	(22,483)	(9,918)
NET CASH USED IN INVESTING ACTIVITIES	$(22,331)	$(10,918)

We used $22.3 million in investing activities during the three month period ended March 31, 2017, consisting of $22.5 million used to acquire fixed assets, partially offset by $0.2 million received in proceeds related to the disposition of assets.

We used $10.9 million in investing activities during the three month period ended March 31, 2016, consisting of $9.9 million used to acquire fixed assets and $1.0 million for the payment of intangible assets.

Financing Cash Flows

[36]

(amounts in thousands)	Three Months Ended March 31,
	2017	2016
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	$1,115	$—
Debt financing costs	—	(3,571)
Debt payments	—	(200,000)
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	$1,115	$(203,571)

Financing activities generated $1.1 million in the three month period ended March 31, 2017, from employee stock option exercise proceeds.

Financing activities used $203.6 million in the three month period ended March 31, 2016, consisting of $200.0 million principal repayment on its debt and $3.6 million from the payment of debt financing costs incurred due to the consent waivers obtained in the period.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the U.S., India and Switzerland. Most notably we have previously, and continue to expend significant amounts in order to gain compliance with FDA requirements at AIPL. Furthermore, the Company expects to expend significant amounts in order to comply with the  Drug Supply Chain Security Act ("DSCSA") by the implementation date in November 2017 and also intends to increase research and development spend through greater headcount. Our cash obligations include the principal and interest payments due on our Term Loans and any amount we may borrow under the JPMorgan Facility (as both described throughout this report) and the amount required to effect the repurchase of shares of our common stock in accordance with the Stock Repurchase Program discussed in Item 1, Note 11 - "Share Repurchases." As of March 31, 2017, the Company had $155.0 million remaining under the repurchase authorization. We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

Refer to Item 1, Note 8 - "Financing Arrangements" for further detail of debt obligations as of and for the quarter ended March 31, 2017.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Part II - Item 8, Note 2 - "Summary of Significant Accounting Policies", in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Item 1, Note 2 - "Summary of Significant Accounting Policies" of this Form 10-Q. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

The Company consolidates the financial statements of its foreign subsidiaries in accordance with ASC 830 - Foreign Currency Matters, under which the statement of operations amounts are translated from Indian rupees (“INR”) and Swiss Francs (“CHF”), respectively, to U.S. Dollars at the average exchange rate during the applicable period, while balance sheet amounts are generally translated at the exchange rate in effect as of the applicable balance sheet date.  Cash flows are translated at the average exchange rate in place during the applicable period.  Differences arising from foreign currency translation are included in accumulated other comprehensive loss and are carried as a separate component of equity on our condensed consolidated balance sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

[37]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information reported under Part II, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended March 31, 2017.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our 2016 Form 10-K as filed on March 1, 2017, our disclosure controls and procedures were not effective as of March 31, 2017.

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

In prior filings, we identified and reported a material weakness in the Company’s internal control over financial reporting related to our internal controls over the accounting for indefinite-lived IPR&D-related intangible assets, which still exists as of March 31, 2017. We are executing our remediation plan and testing procedures. In response to the identified material weakness, our management, with oversight from our audit committee, has dedicated resources to improve our control environment and to remedy the identified material weakness.

We believe that we have designed and implemented the appropriate controls to fully remediate the material weakness. These controls include additional procedures related to the review of assumptions and data inputs, as well as the review of the results and documentation of the IPR&D indefinite-lived intangible assets impairment analysis. However, the Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until all remedial actions as described fully in our 2016 Form 10-K, as filed on March 1, 2017, including the efforts to test the necessary control activities we identified, are fully completed, the material weakness identified will continue to exist.

During the three month period ended March 31, 2017, the Company commenced testing of the redesigned controls directly related to the identified material weakness. We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency.

Changes in Internal Control Over Financial Reporting

As described above, we have designed and implemented additional controls in connection with our remediation plan. Other than these additional controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

[38]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 - "Commitments and Contingencies" of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

Other than the risk factors described below, there have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2016.

There are material uncertainties and risks associated with the proposed Merger Agreement and Merger.

On April 24, 2017, we signed the Merger Agreement with Fresenius Kabi. Below are material uncertainties and risks associated with the Merger Agreement and the proposed Merger. If any of the risks develop into actual events, then our business, financial condition, results and ongoing operations, stock price or prospects could be materially adversely affected.

•
The announcement or pendency of the Merger may impede Akorn’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally;

•	The attention of our employees and management may be diverted due to activities related to the Merger, which may affect our business operations;

•
Matters relating to the transactions (including integration planning) may require substantial commitments of time and resources by Akorn management, which could harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers;

•
The Merger Agreement restricts us from engaging in certain actions without the approval of Fresenius Kabi, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger;

•	The Merger Agreement contains provisions that could discourage a potential competing acquirer of Akorn;

•
The directors and executive officers of Akorn have interests in the Merger that may be different from, or in addition to, those of other Akorn shareholders, which could have influenced their decisions to support or approve the Merger; and

•	Shareholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability.

The proposed Merger may not be completed in a timely manner or at all.

Completion of the Merger is subject to customary closing conditions, including (1) the approval of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares, (2) there being no judgment or law enjoining or otherwise prohibiting the consummation of the Merger, (3) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The obligation of each of the Company and Fresenius Kabi to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. There is no assurance that the required stockholder and regulatory approvals will be obtained, nor that the required closing conditions will be satisfied, and no assurance can be given as to the terms, conditions and timing of any approvals. Competing offers or acquisition proposals for Akorn may be made, resulting in delay of the Merger or termination of the Merger Agreement. Lawsuits have been filed and threatened against Akorn relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed in the time frame expected or at all. If the Merger is delayed or not completed, we may suffer a number of consequences, including a decline in our share price to the extent that the current price of our common stock reflects an assumption that the merger will be completed; negative publicity and a negative impression of us in the investment community and loss of business opportunities. Further, we have incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated. In some cases, a termination of the Merger Agreement will require Akorn to pay Fresenius Kabi a termination fee and additional expenses. In addition, Akorn could be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party's obligation under the Merger Agreement.

[39]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[40]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: May 4, 2017

[41]

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

2.1
Agreement and Plan of Merger By and Among Fresenius Kabi AG, Quercus Acquisition, Inc., Akorn, Inc. and Fresenius SE & Co. KGAA dated as of April 24, 2017, incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

3.1 *	By-Laws of Akorn, Inc., as amended on April 24, 2017.

10.1†	Akorn, Inc. 2017 Omnibus Incentive Compensation Plan, incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by Akorn, Inc. on March 20, 2017.

10.2 * †	Akorn, Inc. 2017 Omnibus Incentive Compensation Plan - Form of Restricted Stock Unit Award Agreement

10.3 * †	Akorn, Inc. 2017 Omnibus Incentive Compensation Plan - Form of Restricted Stock Unit Award (non-employee director)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three month period ended March 31, 2017, filed on May 4, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[42]