Form 10-Q
period 2017-06-30
AKORN INC
filed 2017-07-31
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

[1]

At July 24, 2017, there were 124,916,615 shares of common stock, no par value, outstanding.

[2]

[3]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$322,742	$200,772
Trade accounts receivable, net	177,591	283,154
Inventories, net	181,549	174,793
Available-for-sale securities, current	—	1,106
Prepaid expenses and other current assets	22,008	25,986
TOTAL CURRENT ASSETS	703,890	685,811
PROPERTY, PLANT AND EQUIPMENT, NET	276,936	238,404
OTHER LONG-TERM ASSETS
Goodwill	285,054	284,293
Intangible assets, net	720,000	758,854
Deferred tax assets	8,225	5,286
Other non-current assets	2,239	1,072
TOTAL OTHER LONG-TERM ASSETS	1,015,518	1,049,505
TOTAL ASSETS	$1,996,344	$1,973,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$42,770	$59,534
Purchase consideration payable	4,994	4,994
Income taxes payable	2,832	16,198
Accrued royalties	4,304	15,044
Accrued compensation	17,244	19,113
Accrued administrative fees	29,017	36,436
Accrued expenses and other liabilities	27,699	24,236
TOTAL CURRENT LIABILITIES	128,860	175,555
LONG-TERM LIABILITIES:
Long-term debt (net of non-current deferred financing costs)	812,587	809,979
Deferred tax liability	157,867	157,607
Other long-term liabilities	11,758	11,395
TOTAL LONG-TERM LIABILITIES	982,212	978,981
TOTAL LIABILITIES	1,111,072	1,154,536
SHAREHOLDERS’ EQUITY
Common stock, no par value – 150,000,000 shares authorized; 124,858,261 and 124,390,217 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	538,600	521,860
Retained earnings	362,855	319,291
Accumulated other comprehensive loss	(16,183)	(21,967)
TOTAL SHAREHOLDERS’ EQUITY	885,272	819,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,996,344	$1,973,720
 See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net	$199,140	$280,734	$452,560	$549,081
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	96,173	108,961	200,461	214,291
GROSS PROFIT	102,967	171,773	252,099	334,790

Selling, general and administrative expenses	53,923	53,971	101,449	103,057
Acquisition-related costs	76	136	87	333
Research and development expenses	15,876	8,868	27,167	18,347
Amortization of intangibles	15,504	16,430	30,975	32,948
Impairment of intangible assets	3,058	—	3,058	158
TOTAL OPERATING EXPENSES	88,437	79,405	162,736	154,843

OPERATING INCOME	14,530	92,368	89,363	179,947
Amortization of deferred financing costs	(1,304)	(1,872)	(2,608)	(8,183)
Interest expense, net	(9,380)	(10,768)	(18,946)	(22,286)
Other non-operating income (expense), net	2,904	547	4,267	(2,631)

INCOME BEFORE INCOME TAXES	6,750	80,275	72,076	146,847
Income tax provision	4,213	18,282	28,512	42,968

CONSOLIDATED NET INCOME	$2,537	$61,993	$43,564	$103,879
CONSOLIDATED NET INCOME PER SHARE
CONSOLIDATED NET INCOME PER SHARE, BASIC	$0.02	$0.51	$0.35	$0.86
CONSOLIDATED NET INCOME PER SHARE, DILUTED	$0.02	$0.50	$0.35	$0.83

SHARES USED IN COMPUTING NET INCOME PER SHARE
BASIC	124,660	121,374	124,541	120,401
DILUTED	125,194	125,924	124,855	125,934

COMPREHENSIVE INCOME
Consolidated net income	$2,537	$61,993	$43,564	$103,879
Unrealized holding gain on available-for-sale securities, net of tax of ($85) and ($961) for the three months ended June 30, 2017 and 2016. ($160) and ($575) for the six month periods ended June 30, 2017 and 2016 respectively.	144	1,629	272	975
Foreign currency translation gain (loss)	1,239	(1,308)	5,265	(439)
Pension liability adjustment gain (loss), net of tax of ($6) and $694 for the three months ended June 30, 2017 and 2016, and ($63) and $694 for the six month periods ended June 30, 2017 and 2016 respectively.	24	(2,727)	247	(2,727)
COMPREHENSIVE INCOME	$3,944	$59,587	$49,348	$101,688
See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(In Thousands)

	Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total
BALANCES AT DECEMBER 31, 2016	124,390	$521,860	$319,291	$(21,967)	$819,184
Consolidated net income	—	—	43,564	—	43,564
Exercise of stock options	459	7,060	—	—	7,060
Restricted stock units	14	3,037	—	—	3,037
Stock-based compensation expense - stock options	—	6,270	—	—	6,270
Foreign currency translation gain	—	—	—	5,265	5,265
Stock compensation plan withholdings for employee taxes	(5)	(164)	—	—	(164)
Unrealized holding gain on available-for-sale securities	—	—	—	272	272
Akorn AG pension liability adjustment	—	—	—	247	247
Employee stock purchase plan	—	537	—	—	537
BALANCES AT JUNE 30, 2017 (unaudited)	124,858	$538,600	$362,855	$(16,183)	$885,272
See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income	$43,564	$103,879
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	42,212	44,111
Amortization of debt financing costs	2,608	8,152
Impairment of intangible assets	8,079	158
Non-cash stock compensation expense	9,844	6,446
Non-cash interest expense	—	764
Income from Available for sale securities	(3,032)	—
Deferred income taxes, net	(2,341)	(9,724)
Loss on sale of available-for-sale securities	196	45
Other	(288)	(780)
Changes in operating assets and liabilities:
Trade accounts receivable	105,848	(54,296)
Inventories, net	(6,225)	(2,652)
Prepaid expenses and other current assets	3,076	(23,421)
Trade accounts payable	(13,465)	4,778
Accrued expenses and other liabilities	(30,051)	(41,383)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$160,025	$36,077
INVESTING ACTIVITIES:
Proceeds from disposal of assets	4,811	5,966
Payments for intangible assets	(200)	(3,375)
Purchases of property, plant and equipment	(50,072)	(29,726)
NET CASH USED IN INVESTING ACTIVITIES	$(45,461)	$(27,135)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	6,897	6,176
Debt financing costs	—	(5,128)
Debt payments	—	(200,000)
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	$6,897	$(198,952)
Effect of exchange rate changes on cash and cash equivalents	509	38
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$121,970	$(189,972)
Cash and cash equivalents at beginning of period	200,772	346,266
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$322,742	$156,294
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$22,124	$21,860
Amount paid for income taxes, net	$43,901	$100,801
Additional capital expenditures included in accounts payable	$8,806	$43,214
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

During the three and six month periods ended June 30, 2017 and 2016, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Note 10 - “Segment Information.”

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX.

Merger Agreement: On April 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fresenius Kabi AG, a German stock corporation (“Parent”), Quercus Acquisition, Inc., a Louisiana corporation and wholly owned subsidiary of Parent (“Merger Sub”) and, solely for purposes of Article VIII thereof, Fresenius SE & Co. KGaA, a German partnership limited by shares.  The Merger Agreement, which has been adopted by the Board of Directors of the Company, provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

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

[8]

Pursuant to the terms of the Merger Agreement, the Company held a meeting of its shareholders for the purpose of obtaining the Shareholder Approval and the Board recommended that the Company’s shareholders approve the Merger Agreement. On July 19, 2017, the Company's shareholders voted to approve the Merger Agreement providing for the acquisition of Akorn by Fresenius Kabi AG, a subsidiary of Fresenius SE & Co. KGaA (FWB:FRE). The transaction remains subject to regulatory approvals and customary closing conditions, and the companies expect the acquisition will close by early 2018. There may be some additional expenses incurred at closing as disclosed in the Definitive proxy statement file by the Company on June 15, 2017.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed on March 1, 2017.

Note 2 — Summary of Significant Accounting Policies

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly-owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of Akorn India Private Limited ("AIPL") and Akorn AG (formerly "Excelvision AG" also referred to as "Hettlingen") have been translated from Indian Rupees and Swiss Francs, respectively, to U.S. Dollars based on the currency translation rates in effect either during the period or as of the date of consolidation, as applicable.

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

Going Concern: In connection with the preparation of the financial statements as of and for the six month period ended June 30, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

[9]

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

For the three month period ended June 30, 2017, the Company incurred a chargeback provision of $237.3 million, or 41.8% of gross sales of $567.1 million, compared to $290.2 million, or 41.0% of gross sales of $708.4 million in the prior year period. We note that the dollar decrease and percent increase in the comparative period was the result of gross sales decreases and product mix shifts to products with higher chargeback expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 380 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.9 million or decrease the chargeback reserve by $2.1 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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

[10]

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

For the three month period ended June 30, 2017, the Company incurred a rebates, administrative fees and others provision of $109.8 million, or 19.4% of gross sales of $567.1 million, compared to $102.9 million, or 14.5% of gross sales of $708.4 million in the prior year period. We note that the dollar increase and percent increase from the comparative period was the result of gross sales decreases and product mix shifts to products with higher rebates, administrative fees and others expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

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

For the three month period ended June 30, 2017, the Company incurred a return provision of $8.1 million, or 1.4% of gross sales of $567.1 million, compared to $18.8 million, or 2.7% of gross sales of $708.4 million in the prior year

[11]

period. We note that the dollar decrease and percent decrease in the comparative period was the result of gross sales decreases and product mix shifts to products with higher return rates. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could decrease the return rate as typically the Company purchases smaller entities with less contracting power and integrates those product sales to Akorn contracts; and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 1.0 month change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $1.6 million or decrease of $1.2 million in return reserve expense if the lag increases or decreases, respectively. The average 1.0 month change in the lag from the time of sale to the time the product return is processed was determined based on the average variances of the last six-month historical activities. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

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

[12]

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

Impairments of IPR&D are recorded within R&D expenses in the Consolidated Statements of Comprehensive Income, while all other impairments of intangible assets are recorded within the impairment of intangible assets line.

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

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The portion of the fair

[13]

valuation of the available-for-sale investment held in shares of Nicox stock that is subject to a lock-up provision is considered a Level 3 asset. The additional consideration payable as a result of prior years' acquisitions and other insignificant contingent amounts are considered Level 3 liabilities.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$322,742	$322,742	$—	$—
Nicox stock with lockup provisions	43	—	—	43
Total assets	$322,785	$322,742	$—	$43

Purchase consideration payable	$4,994	$—	$—	$4,994
Total liabilities	$4,994	$—	$—	$4,994

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$200,772	$200,772	$—	$—
Available-for-sale securities	1,106	1,074	—	32
Total assets	$201,878	$201,846	$—	$32

Purchase consideration payable	$4,994	$—	$—	$4,994
Total liabilities	$4,994	$—	$—	$4,994

In 2014, the Company acquired Nicox stock fair valued at $12.5 million, consisting of an original cost basis of $10.8 million, discounted to reflect certain lockup provisions preventing immediate sale of the underlying shares received, and $1.7 million unrealized gain from the original costs basis of $10.8 million. From 2014 through December 31, 2016, the Company sold available-for-sale Nicox stock with a total original cost basis of $9.2 million and realized immaterial losses through these sales. During the three and six month periods ended June 30, 2017, the Company sold its remaining available-for-sale Nicox stock with an original cost basis of $1.5 million, realizing a gain of $0.2 million.

On May 31, 2017, the Company gained the right to receive additional Nicox stock fair valued at $3.0 million as a milestone payment. The Company received the additional shares of Nicox stock in early June 2017 and subsequently sold them later that month for net cash proceeds of $2.6 million. Both the $3.0 million milestone payment and the subsequent loss of $0.4 million on the sale of the Nicox shares were reported within Other non-operating income (expense), net in the Company's Condensed Consolidated Statement of Comprehensive Income for the three and six month periods end June 30, 2017.

The remaining purchase consideration payable is principally comprised of amounts owed relating to various prior years' acquisitions, at fair value as determined based on the underlying contracts and the Company’s subjective evaluation of the additional consideration obligation estimate.

Stock-Based Compensation: Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective

[14]

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

Note 3 — Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock option and other equity awards to eligible employees, officers, directors and consultants. On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Under the Omnibus Plan, 8.0 million shares of the Company’s common stock were made available for issuance under equity awards. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan ("the 2014 Plan"), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016.  The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), or various other instruments to directors, employers and consultants.  Following shareholder approval of the Omnibus Plan, no new awards may be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms. The 2014 Plan had replaced the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s share-based compensation expense for the three and six month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$2,956	$2,890	$6,270	$4,939
Employee stock purchase plan	275	—	537	—
Restricted stock units	1,904	635	3,037	1,507
Total stock-based compensation expense	$5,135	$3,525	$9,844	$6,446

Stock Option awards

From time to time, the Company has granted stock option awards to certain employees and directors, though no stock options were awarded during the second quarter 2017. The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Company's equity compensation plans during the three and six month periods ended June 30, 2017 and 2016, respectively, along with the weighted-average grant date fair values, are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	—%	49%	50%	47%
Expected life (in years)	—	4.8	4.8	4.8
Risk-free interest rate	—%	1.19%	1.75%	1.26%
Dividend yield	—	—	—	—
Fair value per stock option	$—	$10.31	$9.25	$9.97
Forfeiture rate	—%	8%	8%	8%

The table below sets forth a summary of stock option activity within the 2014 Plan and the 2003 Plan for the six month period ended June 30, 2017:

[15]

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2016	4,766	$27.27	5.03	$5,714
Granted	66	21.28
Exercised	(457)	15.44
Forfeited	(112)	27.27
Outstanding at June 30, 2017	4,263	$28.45	4.91	$28,735
Exercisable at June 30, 2017	1,549	$27.57	3.64	$12,706

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

During the three and six month periods ended June 30, 2017, 0.4 million and 0.5 million stock options were exercised resulting in cash payments to the Company of $5.9 million and $7.1 million, respectively. These stock option exercises generated tax deductible expense of $6.1 million and $6.9 million, respectively. During the three and six month periods ended June 30, 2016, 1.5 million stock options were exercised resulting in cash payments to the Company of $9.9 million. These option exercises generated deductible expenses of $36.6 million.

Restricted Stock Unit awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. Grants to employees and executives are pursuant to the Company's Long-Term Incentive Plans (the "LTIPs"). These LTIPs called for annual grants of RSUs to all eligible employees and executives. The RSUs awards vest 25% per year on each of the first four anniversaries of the grant date. All RSUs are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grants. During the six month period ended June 30, 2017, the Company granted 0.7 million RSUs to certain employees, executives and directors.

Set forth below is a summary of non-vested RSU activity during the six month period ended June 30, 2017:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Non-vested at December 31, 2016	416	$31.52
Granted	662	$33.10
Vested	(14)	$24.74
Forfeited	(25)	$30.62
Non-vested at June 30, 2017	1,039	$30.75

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

[16]

The initial offering period under the ESPP began in January 2017 and is scheduled to run through the end of the year. Pursuant to terms of the Merger Agreement, the Company did not have an ESPP offering period starting on July 1, 2017. During the six month period ended June 30, 2017, participants contributed approximately $1.7 million through payroll deductions toward the future purchase of shares under the ESPP.

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

Net trade accounts receivable consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Gross accounts receivable (1)	$370,504	$519,175
Less reserves for:
Chargebacks (2)	(56,580)	(80,360)
Rebates (2)	(78,593)	(97,935)
Product returns	(47,749)	(43,689)
Discounts and allowances	(8,303)	(12,389)
Advertising and promotions	(932)	(688)
Doubtful accounts	(756)	(960)
Trade accounts receivable, net	$177,591	$283,154

(1) The reduction in the Gross accounts receivable balance as of June 30, 2017 when compared to the December 31, 2016 balance is due to higher Gross sales in the last two months of the fourth quarter of 2016 compared to the last two months of the second quarter of 2017.

(2) The reductions in the Chargebacks and Rebates balances as of June 30, 2017 when compared to the December 31, 2016 balance were primarily due to product, customer mix, price erosion and volume declines and payment timing. The price erosion and volume declines were due to increased industry pricing pressure and the competitive nature of our business.

For the three and six month periods ended June 30, 2017 and 2016, the Company recorded the following adjustments to gross sales (in thousands):

[17]

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross sales	$567,112	$708,368	$1,247,647	$1,301,759
Less adjustments for:
Chargebacks (1)	(237,275)	(290,218)	(517,437)	(509,593)
Rebates, administrative and other fees (1)	(109,760)	(102,941)	(234,138)	(191,289)
Product returns	(8,116)	(18,799)	(16,533)	(23,086)
Discounts and allowances	(10,830)	(13,218)	(23,752)	(25,171)
Advertising, promotions and others	(1,991)	(2,458)	(3,227)	(3,539)
Revenues, net	$199,140	$280,734	$452,560	$549,081

(1) The decreases in chargebacks and increase in rebates, administrative and other fees for the three month periods ended June 30, 2017 as compared to the same period in 2016, were primarily due to product, customer mix, price erosion and volume declines. For the six months ended June 30, 2017 as compared to the same period in 2016, the increase in both chargebacks and rebates, administrative and other fees were primarily due to product, customer mix, price erosion and volume declines. The price erosion and volume declines were due to increased industry pricing pressure and the competitive nature of our business.
Note 5 — Inventories, Net

The components of inventories are as follows (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$75,585	$73,027
Work in process	12,677	14,719
Raw materials and supplies	93,287	87,047
Inventories, net	$181,549	$174,793

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory at June 30, 2017 and December 31, 2016 was reported net of these reserves of $29.6 million and $33.5 million, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Land and land improvements	$18,011	$17,410
Buildings and leasehold improvements	98,649	88,825
Furniture and equipment	173,299	160,546
Sub-total	289,959	266,781
Accumulated depreciation	(119,371)	(108,425)
Property, plant and equipment in service, net	$170,588	$158,356
Construction in progress (1)	106,348	80,048
Property, plant and equipment, net	$276,936	$238,404

(1) The increase in the Construction in progress balance as of June 30, 2017 when compared to the December 31, 2016 balance is primarily due to the increased spending on the serialization project, R&D and expansion initiatives at our Cranberry, India and Somerset facilities.

[18]

At June 30, 2017 and December 31, 2016, property, plant and equipment, net, with a net carrying value of $72.7 million and $65.1 million, respectively, was located outside the United States at the Company’s manufacturing facilities in India and Switzerland.

The Company recorded depreciation expense of $5.8 million and $5.0 million during the three month periods ended June 30, 2017 and 2016 and $11.2 million and $11.0 million during the six month periods ended June 30, 2017 and 2016, respectively.

Note 7 — Goodwill and Other Intangible Assets, Net

The following table provides a summary of the activity in goodwill by segment for the three month period ended June 30, 2017 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2016	$16,717	$267,576	$284,293
Currency translation adjustments	—	761	761
Acquisitions	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Balances at June 30, 2017	$16,717	$268,337	$285,054

The following table sets forth the major categories of the Company’s intangible assets as of June 30, 2017 and December 31, 2016, and the weighted average remaining amortization period as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	Gross Amount (1)	Accumulated Amortization	Reclass-ifications	Gross Impairment	Net Balance	Wtd Avg Remaining Amortization Period (years)
June 30, 2017
Product licensing rights	$745,302	$(208,649)		$(6,468)	$530,185	10.1
IPR&D	173,757	—	—	(3,415)	170,342	N/A - Indefinite lived
Trademarks	16,000	(4,874)	—	—	11,126	18.0
Customer relationships	4,225	(1,928)	—	—	2,297	8.8
Other intangibles	11,235	(5,184)	—	—	6,050	5.9
	$950,519	$(220,635)	$—	$(9,883)	$720,000
December 31, 2016
Product licensing rights	$790,143	$(182,901)	$9,400	$(52,637)	$564,005	10.5
IPR&D	187,007	—	(9,400)	(3,850)	173,757	N/A - Indefinite lived
Trademarks	16,000	(4,244)	—	—	11,756	18.0
Customer relationships	6,290	(3,863)	—	—	2,427	9.3
Other intangibles	11,235	(4,326)	—	—	6,909	6.0
	$1,010,675	$(195,334)	$—	$(56,487)	$758,854

(1) Differences in the Gross Amounts between periods are due to either impairment of assets or the write down of fully amortized assets.

The Company recorded amortization expense of $15.5 million and $16.4 million during the three month periods ended June 30, 2017 and 2016, and $31.0 million and $32.9 million during the six month periods ended June 30, 2017 and 2016, respectively.

Impairment of product licensing rights is stated at gross carrying cost of $6.5 million less accumulated amortization of $1.8 million as of the impairment date. Accordingly, the net impairment expense recognized in product licensing rights was $4.7 million for the six months ended June 30, 2017. Of the $4.7 million of impairment, $1.6 million was recognized in R&D

[19]

expense due to changes in market conditions expected upon launch of an asset acquired through the Hi-Tech acquisition and $3.1 million of impairment was related to changing market dynamics of a currently marketed product acquired through the VersaPharm acquisition. The Company also recognized impairment of IPR&D due to changes in the expected market conditions upon launch of one asset acquired in the VersaPharm acquisition of $3.2 million and a $0.2 million milestone payment related to the abandonment of the product (which was recognized in R&D expense) in the six month period ended June 30, 2017.

Note 8 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., the Company entered into two term loan agreements (the “Term Loans”) with certain lenders and with JPMorgan chase Bank, N.A., as administrative agent. The aggregate principal amount financed was $1,045.0 million. As of June 30, 2017, outstanding debt under the Term Loans was $831.9 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities. The Term Loans are scheduled to mature in 2021.

During the three and six month periods ended June 30, 2017, the Company amortized $1.3 million and $2.5 million, respectively of the Term Loans-related costs, resulting in $19.0 million remaining balance of deferred financing fees at June 30, 2017. The Company will amortize this balance using the effective interest method over the life of the Term Loan Agreements.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans, and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the Term Loans, the Company's spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended June 30, 2017, the Company was a Ratings Level I for the Term Loan Agreements.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended June 30, 2017 and 2016, the Company recorded interest expense of $11.1 million and $10.4 million, respectively in relation to the Term Loans, while for the six month periods ended June 30, 2017 and 2016, the Company recorded interest expense of $22.0 million and $21.2 million, respectively in relation to the Term Loans.

JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).

As of June 30, 2017 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At June 30, 2017, there were no outstanding borrowings and one outstanding letter of credit in the amount of $2.6 million under the JPM Revolving Facility. Availability under the facility as of June 30, 2017 was $147.4 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

Debt Maturities Schedule

[20]

Aggregate cumulative maturities of long-term obligations (including the Term Loans and the JPM Revolving Facility) as of June 30, 2017 are:

(In thousands)	2017	2018	2019	2020	Thereafter
Maturities of debt	$—	$—	$—	$—	$831,938

Note 9 — Earnings Per Share

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method. Additionally, for the three and six month periods ended June 30, 2016, the earnings per share amount was calculated using the if-converted method to account for the dilutive impact of the Convertible Notes. The Convertible Notes matured in the quarter ended June 30, 2016.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested RSUs, and (iii) for the three and six month periods ended June 30, 2016, shares potentially issuable upon conversion of the Notes.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$2,537	$61,993	$43,564	$103,879
Convertible debt income adjustments, net of tax	—	443	—	1,047
Net income adjusted for convertible debt as used for diluted earnings per share	$2,537	$62,436	$43,564	$104,926
Net income per share:
Basic	$0.02	$0.51	$0.35	$0.86
Diluted (1)	$0.02	$0.50	$0.35	$0.83
Shares used in computing net income per share:
Weighted average basic shares outstanding	124,660	121,374	124,541	120,401
Dilutive securities:
Stock option and unvested RSUs	534	1,365	314	1,474
Shares issuable upon conversion of the notes	—	3,185	—	4,059
Total dilutive securities	534	4,550	314	5,533
Weighted average diluted shares outstanding	125,194	125,924	124,855	125,934

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	2,268	2,430	3,991	2,740

(1)
As a result of the Company's expectation that it would likely settle all future note conversions in shares of the Company's common stock, the diluted income from continuing operations per share calculation for the periods prior to the complete conversion of the convertible debt on June 1, 2016, included the dilutive effect of convertible debt and was offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $0.4 million and $1.0 million, after-tax for the three and six month periods ended June 30, 2016.

Note 10 — Segment Information

During the three and six month periods ended June 30, 2017 and 2016, the Company reported results for the following two reportable segments:

[21]

-    Prescription Pharmaceuticals
-    Consumer Health

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

Selected financial information by reportable segment is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2017
Revenues, net:
Prescription Pharmaceuticals	$182,645	$265,015	$420,024	$515,764
Consumer Health	16,495	15,719	32,536	33,317
Total revenues, net	199,140	280,734	452,560	549,081

Gross Profit:
Prescription Pharmaceuticals	96,104	164,492	237,423	319,127
Consumer Health	6,863	7,281	14,676	15,663
Total gross profit	102,967	171,773	252,099	334,790

Operating expenses	88,437	79,405	162,736	154,843

Operating income	14,530	92,368	89,363	179,947
Other expenses, net	(7,780)	(12,093)	(17,287)	(33,100)

Income before income taxes	$6,750	$80,275	$72,076	$146,847

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

[22]

The Company did not repurchase any shares during the six month period ended June 30, 2017, and had $155.0 million remaining under the repurchase authorization.

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

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase various active pharmaceutical ingredients ("API") or finished products at contractual minimum levels. None of these agreements is individually or in aggregate material to the Company. Further, the Company does not believe at this time that any of the purchase obligations represent levels above that of normal business demands.

The table below summarizes contingent potential milestone payments projected to become payable to strategic partners in the years 2017 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Amount
2017	$5,285
2018	7,328
2019	4,820
2020 and Beyond	800
Total	$18,233

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

Shareholder and Derivative Litigation Related to the Merger

As previously disclosed, on May 2, 2017, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, captioned Robert J. Shannon, Jr. v. Fresenius Kabi AG, et al., Case No. 2017-CH-06322. On May 16, 2017, a purported shareholder of the

[23]

Company filed a complaint in a putative class and derivative action in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, captioned Daniel Ochoa v. John N. Kapoor, et al., Case No. 2017-CH-06928. On June 27, 2017, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, captioned Glaubach v. Fresenius Kabi AG et al., Cash No. 2017-CH-08916. The Shannon Action, Ochoa Action and Glaubach Action allege, among other things, that in pursuing the merger, the directors of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to enter into the merger agreement for an allegedly unfair price and as the result of an allegedly deficient process. The Shannon Action, the Ochoa Action and the Glaubach Action also allege that Fresenius Kabi, Fresenius Parent and Merger Sub aided and abetted the other defendants’ alleged breaches of their fiduciary duties. The Shannon Action, the Ochoa Action and Glaubach Action seek, among other things, to enjoin the transactions contemplated by the merger agreement or, in the alternative, to recover monetary damages. On July 12, 2017, Akorn was informed by counsel for the plaintiff in the Ochoa Action that the plaintiff plans to voluntarily dismiss the action without prejudice.

On June 2, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Middle District of Louisiana, captioned Robert Berg v. Akorn, Inc., et al., Case No. 3:17-cv-00350. On June 7, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Middle District of Louisiana, captioned Jorge Alcarez v. Akorn, Inc., et al., Case No. 3:17-cv-00359. The Berg Action and the Alcarez Action alleged that the Company’s preliminary proxy statement, filed with the SEC on May 22, 2017, omits material information with respect to the merger, rendering it false and misleading and thus that the Company, the directors of the Company and the CEO of the Company violated Section 14(a) of the Exchange Act as well as SEC Rule 14a-9. The Berg Action further alleged that Fresenius Kabi, the directors of the Company and the CEO of the Company violated Section 20(a) of the Exchange Act. Similarly, the Alcarez Action also alleged that the directors of the Company and the CEO of the Company violated Section 20(a) of the Exchange Act. The Berg Action and Alcarez Action sought, among other things, an order requiring the dissemination of a proxy statement that does not contain allegedly untrue statements of material fact and that states all material facts allegedly required or necessary to make the proxy statement not misleading; an order enjoining the transactions contemplated by the merger agreement; an award of rescissory damages should the merger be consummated; and an award of attorneys’ fees and expenses.

On June 12, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Middle District of Louisiana, captioned Shaun A. House v. Akorn, Inc., et al., Case No. 3:17-cv-00367. On June 13, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Northern District of Illinois, captioned Robert Carlyle v. Akorn, Inc., et al., Case No. 1:17-cv-04455. On June 14, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Middle District of Louisiana, captioned Sean Harris v. Akorn, Inc. et at., Case No. 3:17-cv-00373. On June 22, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Middle District of Louisiana, captioned Demetrios Pullos v. Akorn, Inc. et al., Case No. 3:17-cv-00395. The House Action, the Carlyle Action, the Harris Action and the Pullos Action alleged that the Company’s preliminary proxy statement, filed with the SEC on May 22, 2017, omits material information with respect to the merger, rendering it false and misleading and thus that the Company and the directors of the Company violated Section 14(a) of the Exchange Act as well as SEC Rule 14a-9. The House Action, the Carlyle Action, the Harris Action and the Pullos Action further alleged that the directors of the Company violated Section 20(a) of the Exchange Act. The House Action, the Harris Action and the Pullos Action sought, among other things, to enjoin the transactions contemplated by the merger agreement unless the Company discloses the allegedly material information that was allegedly omitted from the proxy statement, an award of damages and an award of attorneys’ fees and expenses. The Carlyle Action sought, among other things, to enjoin the transactions contemplated by the merger agreement unless the Company adopts and implements a procedure or process to obtain certain unspecified terms for shareholders and discloses the allegedly material information that was allegedly omitted from the proxy statement, rescission, to the extent already implemented, of the transactions contemplated by the merger agreement or of the terms thereof, an award of damages and an award of attorneys’ fees and expenses.

On July 5, 2017, the United States District Court for the Middle District of Louisiana ordered that the Berg Action, Alcarez Action, House Action, Carlyle Action, Harris Action and Pullos Action be transferred to the United States District Court for the Northern District of Illinois.

On July 14, 2017, the plaintiffs in the Berg Action, Alcarez Action, House Action, Harris Action, Carlyle Action and Pullos Action filed stipulations of voluntary dismissal without prejudice in their respective actions. On July 17, 2017, the United States District Court for the Northern District of Illinois dismissed the Alcarez Action, the Harris Action and the Pullos Action without prejudice pursuant to the parties’ respective stipulations of voluntary dismissal. Also on July 17, 2017, the United States District Court for the Northern District of Illinois granted the voluntary dismissal of the Carlyle Action without prejudice pursuant to the parties’ stipulation of voluntary dismissal. On July 19, 2017, the United States District Court for the Northern District of

[24]

Illinois granted the voluntary dismissal without prejudice of the Berg Action pursuant to the parties’ stipulation of voluntary dismissal.

The Company believes that the Shannon Action, Ochoa Action and the Glaubach Action are without merit and intends to vigorously defend them.

Other Matters

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

Four shareholder derivative lawsuits have been filed alleging breaches of fiduciary duty in connection with the Company’s accounting for its acquisition and the restatement of its financials. Two of the derivative lawsuits, Safriet v. Rai, et al., No. 15-cv-7275, and Glaubach v. Rai, et al., No. 15- 11129, were filed in the U.S. District Court for the Northern District of Illinois. These cases have been consolidated into a single action, and the defendants filed a motion to dismiss on July 10, 2017. A third lawsuit, Kogut v. Akorn, Inc., et al., No. 646174, was filed in Louisiana state court in the Parish of East Baton Rouge, on March 8, 2016. On June 10, 2016, the plaintiff filed an amended complaint asserting shareholder derivative claims similar to the others asserted in the other derivative lawsuits. On September 23, 2016, the Company filed a motion to dismiss the case. Briefing on that motion is not yet complete. A fourth lawsuit, Miller v. Rai, et al., No. 16 CH 1363, was filed on September 8, 2016 in Illinois state court in the Circuit Court of Lake County. On July 5, 2017, the plaintiff voluntarily dismissed the case.

The Louisiana Attorney General filed suit, Number 624,522, State of Louisiana v. Abbott Laboratories, Inc., et al., in the Nineteenth Judicial District Court, Parish of East Baton Rouge, Louisiana state court, including Hi-Tech Pharmacal and other defendants. Louisiana’s complaint alleges that the defendants violated Louisiana state laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and DESI products that were allegedly ineligible for reimbursement. The defendants filed exceptions of no cause of action and no right of action in response to Louisiana’s amended complaint resulting in a judgment entered on October 2, 2015, which dismissed all of Louisiana’s claims. Louisiana sought appellate review of the court’s decision. On October 21, 2016, the First Circuit Court of Appeal affirmed the trial court’s judgment in part, reversed it in part, and remanded the case for further proceedings.  On December 22, 2016, the First Circuit denied Louisiana’s application for rehearing with respect to the First Circuit’s affirmance. On January 20, 2017, Louisiana filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision affirming the trial court’s judgment.  On January 23, 2017, the defendants filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision reversing the trial court’s judgment. On March 13, 2017, the Louisiana Supreme Court denied both writ applications. On May 11, 2017, the defendants filed an exception of no cause of action in response to Louisiana’s amended complaint, which seeks the dismissal of Louisiana’s two remaining statutory claims.

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

Customer Concentration

[25]

A significant percentage of the Company’s sales are to three wholesale drug distributors: AmerisourceBergen Corporation; Cardinal Health, Inc. and McKesson Corporation.  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.

The following table sets forth the percentage of the Company’s gross and net sales for the three and six month periods ended June 30, 2017 and 2016, and the percentage of the Company's gross accounts receivable as of June 30, 2017 and December 31, 2016, attributable to the Big 3 Wholesalers:

	Three Months Ended June 30,		Six Months Ended June 30,
Big 3 Wholesalers combined:	2017	2016	2017	2016
Percentage of gross sales	81%	76%	80%	78%
Percentage of net revenues	62%	70%	63%	69%

	June 30, 2017	December 31, 2016
Percentage of gross trade accounts receivable	85%	84%

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

No individual supplier represented 10% or more of the Company’s purchases in either of the three and six month periods ended June 30, 2017 or 2016.

Product Concentration

In the three month period ended June 30, 2017, none of the Company's products represented greater than 10% of its total net sales revenue, while one Prescription Pharmaceutical product represented approximately 13% of the Company's total net sales revenue in the six month period ended June 30, 2017. Comparatively, in the three and six month periods ended June 30, 2016, one Prescription Pharmaceutical product represented approximately 19% and 21%, respectively of the Company’s total net sales revenue. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing portfolio.

Note 14 — Income Taxes

[26]

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before income taxes	$6,750	$80,275	$72,076	$146,847
Income tax provision	4,213	18,282	28,512	42,968
Net income	$2,537	$61,993	$43,564	$103,879

Income tax provision as a percentage of income before income taxes	62.4%	22.8%	39.6%	29.3%

During the three month periods ended June 30, 2017 and 2016, the Company recorded an income tax provision of $4.2 million and $18.3 million, or 62.4% and 22.8% of income before income taxes, respectively, while during the six month periods ended June 30, 2017 and 2016, the Company recorded an income tax provision of $28.5 million and $43.0 million, or 39.6% and 29.3% of income before income tax in the applicable periods, respectively. The increase in the income tax provision rate as a percentage of income before income tax in the quarter and year to date period ended June 30, 2017 was principally the result of a decrease in the amount of tax deductible stock options exercised in the second quarter of 2017 from the same period in 2016 and an increase in the valuation allowance on tax benefits from losses at the Company’s Indian subsidiary in the three month period ended June 30, 2017. The Company anticipates that its effective tax rate will be approximately 40.0% for the year 2017.

As of June 30, 2017, the Company could not conclude that it was more likely than not that tax benefits from certain foreign net operating losses would be realized.  Accordingly, as of the six months ended of June 30, 2017, the Company increased its valuation allowance to $12.7 million for certain of the losses at its Indian subsidiary and the entire amount of the loss at its Swiss subsidiary, compared to a valuation allowance of $9.9 million as of December 31, 2016.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $1.5 million and $1.3 million related to uncertain tax positions as of June 30, 2017 and December 31, 2016, respectively.  If recognized, $1.3 million of these tax positions will impact the Company’s effective rate with the remaining $0.2 million affecting goodwill.

Note 15 – Related Party Transactions

During the three month periods ended June 30, 2017 and 2016, the Company obtained legal services totaling $0.2 million and $0.3 million, while during the six month periods ended June 30, 2017 and 2016, the Company obtained legal services totaling $0.6 million and $0.6 million respectively, of which $0.3 million and $0.1 million was payable as of June 30, 2017 and 2016, respectively, to Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder.

The Company also paid legal services totaling $0.1 million and $0.3 million during the three and six month periods ended June 30, 2017 to Segal McCambridge Singer & Mahoney, a firm for which the brother in law of the Company's Executive Vice President, General Counsel and Secretary is a partner.

Note 16 – Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-9, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per the ASU, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the

[27]

same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact that ASU 2017-9 will have on its statement of financial position or financial statement disclosures.

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

[28]

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

We completed an initial review of the contracts for our three largest customers to determine the impact that ASU 2014-09 and its subsequent updates through December 31, 2016 will have on the Company's consolidated financial statements or financial statement disclosures upon adoption. Based on our preliminary review, we believe that the timing and measurement of revenue for these customers will be similar to our current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of our ASU 2014-09 project. We will complete our assessment during 2017, and will include other significant wholesale and retail customers as part of the review.

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

[29]

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
In August 2014, the FASB issued ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for financial statements issued for fiscal years ending after December 15, 2016, and interim periods thereafter. ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was adopted by the Company for the year ending December 31, 2016. In connection with the preparation of the financial statements for the three month period ended June 30, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

[30]

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

Note 17 – Subsequent Events

Submission of Matters to a Vote of Security Holders

On July 19, 2017, the Company held a special meeting (the “Special Meeting”) of holders of the common stock. The proposal to approve the Agreement and Plan of Merger, dated as of April 24, 2017, by and among Fresenius Kabi AG, a German stock corporation, Quercus Acquisition, Inc., a Louisiana corporation and a wholly owned subsidiary of Fresenius Kabi AG, the Company, and, solely for purposes of Article VIII thereof, Fresenius SE & Co. KGaA, a German partnership limited by shares was approved at the Special Meeting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 1, 2017, in our Form 10-Q filed on May 4, 2017, and in this Form 10-Q, which include, but are not limited to, the following items:

•
Certain of our key products, including Ephedrine Sulfate Injection, Clobetasol Propionate Ointment and Lidocaine Ointment, have recently experienced, and may continue to experience increased competition, which has resulted in, and could continue to result in declines in both pricing and volume

•	Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products

•	We could experience business interruptions at our manufacturing facilities

•	We may be subject to significant disruptions or failures in our information technology systems and network infrastructures

•	We may be subject to supply disruptions and may be unable to resolve them in a timely or cost-effective manner

•	Our inability to effectively manage or support our growth

•	The loss or failure of third party manufacturers as a significant portion of our revenues are generated through the sale of these products

•	The loss or failure of any of the small number of wholesalers we use to distribute our products

•
We depend on our employees and must continue to attract and retain key personnel in order to compete successfully, and any failure to do so could hinder successful execution of our business and development plans

[31]

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

•	We have previously identified, reported and remediated material weaknesses, and may identify new material weaknesses in the future

•
The restatement of our previously issued 2014 financial statements and the previous delay in our filing of 2015 financial statements has resulted in various governmental investigations and shareholder lawsuits and could result in government enforcement actions, which could have a material adverse impact on our results of operations, financial condition, liquidity, and cash flows

•	We may need to obtain additional capital to continue to grow our business

[32]

•	We may not generate cash flow sufficient to pay interest and make required principal repayments on our Term Loans

•	Our indebtedness reduces our financial and operating flexibility

•	Exercise of options and granting of restricted stock units, may have a substantial dilutive effect on our common stock

•	The risk that the proposed merger with Fresenius Kabi may not be completed in a timely manner or at all

•
The possibility that any or all of the various conditions to the consummation of the merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals)

•
The occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances which would require Akorn to pay a termination fee or other expenses

•
The effect of the announcement or pendency of the transactions contemplated by the Merger Agreement on Akorn’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally

•	Risks related to diverting management’s attention from Akorn’s ongoing business operations

•	The risk that shareholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability

If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected or as compared to prior periods.  As a result, you should not place undue reliance on any forward-looking statements. Any forward-looking statement  you read in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity.  Unless required by law, we undertake no obligation to publicly update any forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

[33]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$182,645	91.7%	$265,015	94.4%	$420,024	92.8%	$515,764	93.9%
Consumer Health	16,495	8.3%	15,719	5.6%	32,536	7.2%	33,317	6.1%
Total revenues, net	199,140	100.0%	280,734	100.0%	452,560	100.0%	549,081	100.0%
Gross profit:
Prescription Pharmaceuticals	96,104	52.6%	164,492	62.1%	237,423	56.5%	319,127	61.9%
Consumer Health	6,863	41.6%	7,281	46.3%	14,676	45.1%	15,663	47.0%
Total gross profit	102,967	51.7%	171,773	61.2%	252,099	55.7%	334,790	61.0%
Operating expenses:
SG&A expenses	53,922	27.1%	53,971	19.2%	101,449	22.4%	103,057	18.8%
Acquisition-related costs	76	—%	136	—%	87	—%	333	0.1%
R&D expenses	15,877	8.0%	8,868	3.2%	27,167	6.0%	18,347	3.3%
Amortization of intangible assets	15,504	7.8%	16,430	5.9%	30,975	6.8%	32,948	6.0%
Impairment of intangible assets	3,058	1.5%	—	—%	3,058	0.7%	158	—%
Operating income	$14,530	7.3%	$92,368	32.9%	$89,363	19.7%	$179,947	32.8%
Other expense, net	(7,780)	(3.9)%	(12,093)	(4.3)%	(17,287)	(3.8)%	(33,100)	(6.0)%
Income before income taxes	6,750	3.4%	80,275	28.6%	72,076	15.9%	146,847	26.7%
Income tax provision	4,213	2.1%	18,282	6.5%	28,512	6.3%	42,968	7.8%
Net income	$2,537	1.3%	$61,993	22.1%	$43,564	9.6%	$103,879	18.9%

THREE MONTHS ENDED June 30, 2017 COMPARED TO THREE MONTHS ENDED June 30, 2016

Net revenue was $199.1 million for the three month period ended June 30, 2017, representing a decrease of $81.6 million, or 29.1%, as compared to net revenue of $280.7 million for the three month period ended June 30, 2016. In the second quarter of 2017, the Company experienced a significant decline in net revenue primarily due to the prior loss of exclusivity of one of its major products, Ephedrine Sulfate Injection.  While the volume decline of Ephedrine Sulfate Injection was mostly anticipated, the price decline due to incremental competition in 2017 was more severe than expected.  Other key products, such as Clobetasol Propionate Ointment and Lidocaine Ointment, also experienced large declines in both pricing and volumes as a result of increased competition.  In addition, the Company experienced more than normal supply disruptions for certain products during the quarter, resulting in lower net revenue.  The Company expects the negative impact on net revenue from these supply disruptions to lessen throughout the remainder of year.  Other products were not affected by these factors and, as a result, the net revenue for the remainder of the portfolio was essentially flat and is expected to remain stable for the rest of 2017.  However, the Company was unable to offset the overall net revenue decline through new business opportunities or new product launches. Key product launches that have been delayed, are still expected to launch in late 2017 or early 2018.

The decrease in net revenue in the period was primarily due to $83.2 million decline in organic revenue, which is defined as revenue from products with sales cycles of at least five quarters. The $83.2 million decline in organic revenue was due to approximately $17.5 million and $65.7 million in price erosion and volume declines, respectively.

[34]

The Prescription Pharmaceuticals segment revenues of $182.6 million for the three month period ended June 30, 2017 represented a decrease of $82.4 million, or 31.1%, as compared to revenue of $265.0 million for three month period ended June 30, 2016.

The Consumer Health segment revenues of $16.5 million for the three month period ended June 30, 2017 represented an increase of $0.8 million, or 4.9%, as compared to revenue of $15.7 million for three month period ended June 30, 2017.

The net revenue for the three month period ended June 30, 2017 of $199.1 million were net of adjustments totaling $368.0 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended June 30, 2017 were $237.3 million, or 41.8% of gross sales, compared to $290.2 million, or 41.0% of gross sales for three month period ended June 30, 2016.  The $52.9 million decrease in chargeback expense was due to the impact of lower gross sales in the current period as compared to prior year same period. Rebates, administrative fees and other expenses for the three month period ended June 30, 2017 were $109.8 million, or 19.4% of gross sales, compared to $102.9 million, or 14.5% for three month period ended June 30, 2016. The $6.8 million increase in rebates, administrative fees and other expenses was due to the impact of product and customer mix. Our product returns provision for the three month period ended June 30, 2017 was $8.1 million, or 1.4% of gross sales, compared to $18.8 million, or 2.7% of gross sales for the three month period ended June 30, 2016.  Discounts and allowances were $10.8 million or 1.9% of gross sales for the three month period ended June 30, 2017, compared to $13.2 million, or 1.9% of gross sales for the three month period ended June 30, 2016. Advertisement and promotion expenses were $2.0 million or 0.4% of gross sales for the three month period ended June 30, 2017, compared to $2.5 million, or 0.3% of gross sales for the three month period ended June 30, 2016.

Consolidated gross profit for the quarter ended June 30, 2017 was $103.0 million, or 51.7% of net revenue, compared to $171.8 million, or 61.2% of net revenue, in the corresponding prior year quarter. The decline in the gross profit percentage is principally due to unfavorable product mix shifts driven by the loss of exclusivity of one of our major products.

Total operating expenses were $88.4 million in the three month period ended June 30, 2017, an increase of $9.0 million, or 11.4%, from the prior year quarter, which was primarily driven by approximately $7.9 million attributed to increases in impairment of Product licensing rights and IPR&D that was due to changing market dynamics. A decrease in restatement expenses of $11.9 million for the three month period ended June 30, 2017, compared to the same period in 2016, was partly offset by $8.6 million of Merger Agreement related acquisition expenses incurred during the three month period ended June 30, 2017.

In the three month period ended June 30, 2017, the Company incurred non-operating expenses totaling $7.8 million compared to $12.1 million in the prior year quarter.  This decrease of $4.3 million was primarily driven by $2.6 million increase in other non-operating income attributed to receipt and subsequent sale of the Nicox securities the Company received as a milestone payment in the second quarter of 2017, and $1.4 million decrease in interest expense resulting from the conversion of outstanding convertible notes during the second quarter of 2016. As a percentage of net revenues, non-operating expenses decreased to 3.9% in the three month period ended June 30, 2017 compared to 4.3% in the prior year quarter.

For the three month period ended June 30, 2017, we recorded an income tax provision of $4.2 million on our income before income tax of $6.8 million or an effective tax provision rate of 62.4%.  In the prior year quarter ended June 30, 2016, our income tax provision was $18.3 million based on an effective tax provision rate of 22.8%. The increase in the income tax provision rate as a percentage of income before income tax in the quarter ended June 30, 2017 was principally the result of a decrease in the amount of tax deductible stock options exercised in the second quarter of 2017 from the same period in 2016 and an increase in the valuation allowance on tax benefits from losses at the Company’s Indian subsidiary in the three month period ended June 30, 2017.

We reported net income of $2.5 million for the three month period ended June 30, 2017, or 1.3% of net revenue, compared to net income of $62.0 million for the three month period ended June 30, 2016, or 22.1% of net revenue.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Net revenue was $452.6 million for the six month period ended June 30, 2017, representing a decrease of $96.5 million, or 17.6%, as compared to net revenue of $549.1 million for the six month period ended June 30, 2016. The decrease in net revenue in the period was primarily due to $98.8 million decline in organic revenue. The $98.8 million decline in organic revenue was due to approximately $25.1 million and $73.7 million in price erosion and volume declines, respectively. The organic sale revenue decline was principally due to the loss of exclusivity of one of our major products as well as pricing pressure on other key products due to the competitive nature of our business.

[35]

The Prescription Pharmaceuticals segment revenues of $420.0 million for the six month period ended June 30, 2017 represented a decrease of $95.7 million, or 18.6%, as compared to revenue of $515.8 million for six month period ended June 30, 2016.

The Consumer Health segment revenues of $32.5 million for the six month period ended June 30, 2017 represented a decrease of $0.8 million, or 2.3%, as compared to revenue of $33.3 million for three month period ended June 30, 2016.

The net revenue for the six month period ended June 30, 2017 of $452.6 million were net of adjustments totaling $795.1 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the six month period ended June 30, 2017 were $517.4 million, or 41.5% of gross sales, compared to $509.6 million, or 39.1% of gross sales for six month period ended June 30, 2016.  The $7.8 million increase in chargeback expense was due to the impact of product and customer mix. Rebates, administrative fees and other expenses for the six month period ended June 30, 2017 were $234.1 million, or 18.8% of gross sales, compared to $191.3 million, or 14.7% of gross sales for six month period ended June 30, 2016. The $42.8 million increase in rebates, administrative fees and other expenses was due to the impact of product and customer mix. Our product returns provision for the three month period ended June 30, 2017 was $16.5 million, or 1.3% of gross sales, compared to $23.1 million, or 1.8% of gross sales for the six month period ended June 30, 2016.  Discounts and allowances were $23.8 million or 1.9% of gross sales for the six month period ended June 30, 2017, compared to $25.2 million, or 1.9% of gross sales for the six month period ended June 30, 2016. Advertisement and promotion expenses were $3.2 million or 0.3% of gross sales for the six month period ended June 30, 2017, compared to $3.5 million, or 0.3% of gross sales for the six month period ended June 30, 2016.

Consolidated gross profit for the quarter ended June 30, 2017 was $252.1 million, or 55.7% of net revenue, compared to $334.8 million, or 61.0% of net revenue, in the corresponding prior year period. The decline in the gross profit percentage is principally due to unfavorable product mix shifts driven by the loss of exclusivity of one of our major products.

Total operating expenses were $162.7 million in the six month period ended June 30, 2017, an increase of $7.9 million, or 5.1%, from the comparative prior year period despite a $20.4 million decrease in restatement related expenses. The decrease in restatement related expenses was more than offset by increases in Merger Agreement related acquisition expenses incurred during 2017, impairment of intangibles, payroll related expenses and R&D expenses of approximately $8.5 million, $8.1 million, $6.0 million and $3.1 million, respectively.

In the six month period ended June 30, 2017, the Company incurred non-operating expenses totaling $17.3 million compared to $33.1 million in the comparative prior year period.  This decrease of $15.8 million was primarily driven by $6.9 million decrease in other non-operating expense, net of which $2.6 million is attributed to receipt and subsequent sale of the Nicox securities that the Company received as a milestone payment in the second quarter of 2017, $5.6 million decrease in amortization of deferred financing costs, and $3.3 million decrease in interest expense resulting from the $200.0 million partial term loan repayment made during the first quarter of 2016 and the conversion of outstanding convertible notes during the second quarter of 2016. As a percentage of net revenues, non-operating expenses decreased to 3.8% in the six month period ended June 30, 2017 compared to 6.0% in the corresponding prior year period.

For the six month period ended June 30, 2017, we recorded an income tax provision of $28.5 million on our income before income tax of $72.1 million or an effective tax provision rate of 39.6%.  In the prior year quarter ended June 30, 2016, our income tax provision was $43.0 million based on an effective tax provision rate of 29.3%. The increase in the income tax provision rate as a percentage of income before income tax in the quarter ended June 30, 2017 was principally the result of a decrease in the amount of tax deductible stock options exercised in the second quarter of 2017 from the same period in 2016 and an increase in the valuation allowance on tax benefits from losses at the Company’s Indian subsidiary in the three month period ended June 30, 2017.

We reported net income of $43.6 million for the six month period ended June 30, 2017, or 9.6% of net revenues, compared to net income of $103.9 million for the six month period ended June 30, 2016, or 18.9% of net revenues.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2017, we had cash and cash equivalents of $322.7 million, which were $122.0 million more than our cash and cash equivalents balance of $200.8 million as of December 31, 2016.  This increase in cash and cash equivalents was driven by operating cash inflows of $160.0 million and financing cash inflows of $6.9 million, partially offset by investing cash outflows of $45.5 million. Our net working capital was $575.0 million at June 30, 2017, compared to $510.3 million at December 31, 2016, an increase of $64.8 million.

[36]

Operating Cash Flows

(amounts in thousands)	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income	$43,564	$103,879
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	42,212	44,111
Amortization of debt financing costs	2,608	8,152
Impairment of intangible assets	8,079	158
Non-cash stock compensation expense	9,844	6,446
Non-cash interest expense	—	764
Income from Available for sale securities	(3,032)	—
Deferred income taxes, net	(2,341)	(9,724)
Loss on sale of available-for-sale securities	196	45
Other	(288)	(780)
Changes in operating assets and liabilities:
Trade accounts receivable	105,848	(54,296)
Inventories, net	(6,225)	(2,652)
Prepaid expenses and other current assets	3,076	(23,421)
Trade accounts payable	(13,465)	4,778
Accrued expenses and other liabilities	(30,051)	(41,383)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$160,025	$36,077

During the year to date period ended June 30, 2017, operating activities generated $160.0 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $43.6 million, a decrease of $105.8 million in accounts receivable, a net inflow from non-cash expenses of $57.4 million, a decrease in prepaid expenses and other current assets of $3.1 million, offset by a $13.5 million decrease in trade payable, and a decrease of $30.1 million in accrued expenses and an increase of $6.2 million in inventories, net.

During the year to date period ended June 30, 2016, operating activities generated $36.1 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $103.9 million and a $49.9 million net inflow of non-cash expenses. This increase was offset by $41.4 million decrease in accrued expenses and other liabilities, a $54.3 million increase in trade accounts receivable, an increase of $23.4 million in prepaid expenses and other current assets and an increase of $2.7 million in inventories, net.

Investing Cash Flows

(amounts in thousands)	Six Months Ended June 30,
	2017	2016
INVESTING ACTIVITIES:
Proceeds from disposal of assets	$4,811	$5,966
Payments for intangible assets	(200)	(3,375)
Purchases of property, plant and equipment	(50,072)	(29,726)
NET CASH USED IN INVESTING ACTIVITIES	$(45,461)	$(27,135)

We used $45.5 million in investing activities during the year to date period ended June 30, 2017, consisting of $50.1 million used to acquire fixed assets, partially offset by $4.8 million of inflows from the sales of investments in available-for-sale securities and disposal of fixed assets.

[37]

We used $27.1 million in investing activities during the year to date period ended June 30, 2016, consisting of $29.7 million used to acquire fixed assets and $3.4 million used to acquire other intangible assets, partially offset by $6.0 million from the sales of investments in available-for-sale securities.

Financing Cash Flows

(amounts in thousands)	Six Months Ended June 30,
	2017	2016
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	$6,897	$6,176
Debt financing costs	—	(5,128)
Debt payments	—	(200,000)
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	$6,897	$(198,952)

Financing activities generated $6.9 million in the year to date period ended June 30, 2017, from employee stock option exercise proceeds.

Financing activities used $199.0 million in the year to date period ended June 30, 2016, consisting of $200.0 million principal repayment on its debt and $5.1 million from the payment of debt financing costs incurred due to the consent waivers obtained in the period, partially offset by $6.2 million in proceeds under various option exercises.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the U.S., India and Switzerland. Most notably we have previously, and continue to expend significant amounts in order to gain compliance with FDA requirements at AIPL. Furthermore, the Company expects to expend significant amounts in order to comply with the  Drug Supply Chain Security Act ("DSCSA") by the implementation date in November 2017 and also intends to increase research and development spend through greater headcount. Our cash obligations include the principal and interest payments due on our Term Loans and any amount we may borrow under the JPMorgan Facility (as both described throughout this report) and the amount required to effect the repurchase of shares of our common stock in accordance with the Stock Repurchase Program discussed in Item 1, Note 11 - "Share Repurchases." As of June 30, 2017, the Company had $155.0 million remaining under the repurchase authorization. We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

In the second quarter of 2017, the Company committed to make a strategic investment of approximately $23 million in a direct-to-consumer campaign through print and media advertisements for its TheraTears® line of over-the-counter dry eye relief products. Of this amount, approximately $14 million is planned to be invested in the fourth quarter of 2017. See also Note 1 and the description of the Merger Agreement.

Refer to Item 1, Note 8 - "Financing Arrangements" for further detail of debt obligations as of and for the quarter ended June 30, 2017.

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

[38]

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

[39]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information reported under Part II, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended June 30, 2017.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level for the purpose of ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In prior filings, we identified and reported a material weakness in the Company’s internal control over financial reporting related to our internal controls over the accounting for indefinite-lived IPR&D-related intangible assets. We have now executed our remediation plan and testing procedures.

We believe that we have designed and implemented the appropriate controls to fully remediate the material weakness. These controls include additional procedures related to the review of assumptions and data inputs, as well as the review of the results and documentation of the IPR&D indefinite-lived intangible assets impairment analysis. We also believe the Company has now demonstrated the effectiveness of the new processes for a sufficient period of time to be considered remediated. Therefore, all remedial actions as described fully in our 2016 Form 10-K, as filed on March 1, 2017, including the efforts to test the necessary control activities we identified, are fully completed.

Changes in Internal Control Over Financial Reporting

As described above, we have designed and implemented additional controls in connection with our remediation plan. Other than these additional controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

[40]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 - "Commitments and Contingencies" of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

Other than the risk factors described in our Form 10-Q filed on May 4, 2017, and below, there have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2016.

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

Completion of the Merger is subject to customary closing conditions, including (1) the approval of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares, (2) there being no judgment or law enjoining or otherwise prohibiting the consummation of the Merger, (3) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The obligation of each of the Company and Fresenius Kabi to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. There is no assurance that the required regulatory approvals will be obtained, nor that the required closing conditions will be satisfied, and no assurance can be given as to the terms, conditions and timing of any approvals. Competing offers or acquisition proposals for Akorn may be made, resulting in delay of the Merger or termination of the Merger Agreement. Lawsuits have been filed and threatened against Akorn relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed in the time frame expected or at all. If the Merger is delayed or not completed, we may suffer a number of consequences, including a decline in our share price to the extent that the current price of our common stock reflects an assumption that the merger will be completed; negative publicity and a negative impression of us in the investment community and loss of business opportunities. Further, we have incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated. In some cases, a termination of the Merger Agreement will require Akorn to pay Fresenius Kabi a termination fee and additional expenses. In addition, Akorn could be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party's obligation under the Merger Agreement.

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

Date: July 31, 2017

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

2.2
Voting Agreement dated as of April 24, 2017, among Fresenius Kabi AG, Dr. John N. Kapoor and certain affiliates of Dr. Kapoor that are shareholders of Akorn, Inc., incorporated by reference to Exhibit 2.2 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

2.3
Voting Agreement dated as of April 24, 2017, among Fresenius Kabi AG, Rajat Rai and an affiliate of Mr. Rai that is a shareholder of Akorn, Inc., incorporated by reference to Exhibit 2.3 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

2.4	Voting Agreement dated as of April 24, 2017, between Fresenius Kabi AG and Joseph Bonaccorsi, incorporated by reference to Exhibit 2.4 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

2.5
Voting Agreement dated as of April 24, 2017, between Fresenius Kabi AG and Dr. Bruce Kutinsky, incorporated by reference to Exhibit 2.5 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

3.1	By-Laws of Akorn, Inc., as amended on April 24, 2017, incorporated by reference to Exhibit 3.1 to the report on Form 10-Q filed by Akorn, Inc. on May 4, 2017.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2017, filed on July 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[44]