Form 10-Q
period 2017-09-30
AKORN INC
filed 2017-11-01
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

[1]

At October 27, 2017, there were 125,070,621 shares of common stock, no par value, outstanding.

[2]

[3]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$345,380	$200,772
Trade accounts receivable, net	188,839	283,154
Inventories, net	182,488	174,793
Available-for-sale securities, current	—	1,106
Prepaid expenses and other current assets	46,162	25,986
TOTAL CURRENT ASSETS	762,869	685,811
PROPERTY, PLANT AND EQUIPMENT, NET	297,679	238,404
OTHER LONG-TERM ASSETS
Goodwill	284,922	284,293
Intangible assets, net	697,085	758,854
Deferred tax assets	9,175	5,286
Other non-current assets	2,198	1,072
TOTAL OTHER LONG-TERM ASSETS	993,380	1,049,505
TOTAL ASSETS	$2,053,928	$1,973,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$55,340	$59,534
Purchase consideration payable	4,994	4,994
Income taxes payable	4,714	16,198
Accrued royalties	5,993	15,044
Accrued compensation	22,164	19,113
Accrued administrative fees	39,019	36,436
Accrued expenses and other liabilities	51,095	24,236
TOTAL CURRENT LIABILITIES	183,319	175,555
LONG-TERM LIABILITIES:
Long-term debt (net of non-current deferred financing costs)	813,891	809,979
Deferred tax liability	157,859	157,607
Other long-term liabilities	11,481	11,395
TOTAL LONG-TERM LIABILITIES	983,231	978,981
TOTAL LIABILITIES	1,166,550	1,154,536
SHAREHOLDERS’ EQUITY
Common stock, no par value – 150,000,000 shares authorized; 125,068,571 and 124,390,217 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	544,721	521,860
Retained earnings	359,958	319,291
Accumulated other comprehensive loss	(17,301)	(21,967)
TOTAL SHAREHOLDERS’ EQUITY	887,378	819,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,053,928	$1,973,720
 See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net	$202,428	$284,095	$654,988	$833,176
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	104,465	113,868	304,926	328,159
GROSS PROFIT	97,963	170,227	350,062	505,017

Selling, general and administrative expenses	53,341	47,074	154,790	150,131
Acquisition-related costs	34	23	121	356
Research and development expenses	12,250	10,618	39,417	28,965
Amortization of intangibles	15,316	16,474	46,291	49,422
Impairment of intangible assets	7,599	9,210	10,657	9,368
TOTAL OPERATING EXPENSES	88,540	83,399	251,276	238,242

OPERATING INCOME	9,423	86,828	98,786	266,775
Amortization of deferred financing costs	(1,304)	(1,304)	(3,912)	(9,487)
Interest expense, net	(9,592)	(10,344)	(28,538)	(32,630)
Other non-operating income (expense), net	(464)	34	3,803	(2,597)

INCOME (LOSS) BEFORE INCOME TAXES	(1,937)	75,214	70,139	222,061
Income tax provision	960	27,305	29,472	70,273

CONSOLIDATED NET INCOME (LOSS)	$(2,897)	$47,909	$40,667	$151,788
CONSOLIDATED NET INCOME (LOSS) PER SHARE
CONSOLIDATED NET INCOME (LOSS) PER SHARE, BASIC	$(0.02)	$0.38	$0.33	$1.24
CONSOLIDATED NET INCOME (LOSS) PER SHARE, DILUTED	$(0.02)	$0.38	$0.33	$1.21

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE
BASIC	124,986	125,855	124,691	122,232
DILUTED	124,986	126,334	125,046	126,065

COMPREHENSIVE INCOME (LOSS)
Consolidated net income (loss)	$(2,897)	$47,909	$40,667	$151,788
Unrealized holding gain (loss) on available-for-sale securities, net of tax of $3 and $125 for the three months ended September 30, 2017 and 2016. ($158) and ($450) for the nine month period ended September 30, 2017 and 2016 respectively.	(5)	(212)	267	763
Foreign currency translation gain (loss)	(1,137)	1,276	4,128	837
Pension liability adjustment gain (loss), net of tax of ($6) and $0 for the three months ended September 30, 2017 and 2016, and ($69) and $694 for the nine month period ended September 30, 2017 and 2016 respectively.	24	161	271	(2,566)
COMPREHENSIVE INCOME (LOSS)	$(4,015)	$49,134	$45,333	$150,822
See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In Thousands)

	Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total
BALANCES AT DECEMBER 31, 2016	124,390	$521,860	$319,291	$(21,967)	$819,184
Consolidated net income	—	—	40,667	—	40,667
Exercise of stock options	603	9,314	—	—	9,314
Restricted stock units	138	5,343	—	—	5,343
Stock-based compensation expense - stock options	—	9,461	—	—	9,461
Foreign currency translation gain	—	—	—	4,128	4,128
Stock compensation plan withholdings for employee taxes	(62)	(2,079)	—	—	(2,079)
Unrealized holding gain on available-for-sale securities	—	—	—	267	267
Akorn AG pension liability adjustment	—	—	—	271	271
Employee stock purchase plan	—	822	—	—	822
BALANCES AT SEPTEMBER 30, 2017 (unaudited)	125,069	$544,721	$359,958	$(17,301)	$887,378
See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income	$40,667	$151,788
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	63,792	65,985
Amortization of debt financing costs	3,912	9,456
Impairment of intangible assets	15,678	9,368
Non-cash stock compensation expense	15,626	11,282
Non-cash interest expense	—	770
Income from available-for-sale securities	(3,032)	—
Deferred income taxes, net	(3,407)	(13,346)
Loss on sale of available-for-sale securities	199	45
Other	253	(765)
Changes in operating assets and liabilities:
Trade accounts receivable	94,520	(112,252)
Inventories, net	(7,286)	5,744
Prepaid expenses and other current assets	(21,116)	(6,349)
Trade accounts payable	(1,782)	5,698
Accrued expenses and other liabilities	11,780	(31,803)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$209,804	$95,621
INVESTING ACTIVITIES:
Proceeds from disposal of assets	4,811	5,966
Payments for intangible assets	(200)	(3,875)
Purchases of property, plant and equipment	(77,538)	(48,884)
NET CASH USED IN INVESTING ACTIVITIES	$(72,927)	$(46,793)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	7,235	8,891
Debt financing costs	—	(5,128)
Debt payments	—	(200,000)
Common stock repurchases	—	(25,000)
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	$7,235	$(221,237)
Effect of exchange rate changes on cash and cash equivalents	496	193
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$144,608	$(172,216)
Cash and cash equivalents at beginning of period	200,772	346,266
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345,380	$174,050
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$33,691	$33,022
Amount paid for income taxes, net	$44,155	$103,103
Additional capital expenditures included in accounts payable	$9,734	$7,514
Non-cash conversion to common shares of convertible notes	$—	$43,214
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

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We also operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois and Cranbury, New Jersey. In the fourth quarter of 2016, we moved our previous R&D center in Warminster, Pennsylvania to Cranbury, New Jersey, and in the third quarter of 2017, we consolidated our Copiague, New York R&D operations into the Cranbury, New Jersey R&D center as well. We also have other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

During the three and nine month periods ended September 30, 2017 and 2016, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Note 10 - “Segment Information.”

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

Until the earlier of the termination of the Merger Agreement and the Effective Time, the Company has agreed to operate its business in the ordinary course of business in all material respects and has agreed to certain other operating covenants and to

[8]

not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement.  Pursuant to the terms of the Merger Agreement, the Company held a meeting of its shareholders for the purpose of obtaining the Shareholder Approval and the Board recommended that the Company’s shareholders approve the Merger Agreement. On July 19, 2017, the Company's shareholders voted to approve the Merger Agreement providing for the acquisition of Akorn by Fresenius Kabi AG, a subsidiary of Fresenius SE & Co. KGaA (FWB:FRE). The transaction remains subject to regulatory approvals and customary closing conditions, and the companies expect the acquisition will close in the fourth quarter of 2017.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed on March 1, 2017.

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

Going Concern: In connection with the preparation of the financial statements as of and for the nine month period ended September 30, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

For the three month period ended September 30, 2017, the Company incurred a chargeback provision of $236.7 million, or 40.4% of gross sales of $586.4 million, compared to $347.1 million, or 44.1% of gross sales of $787.8 million in the prior year period. We note that the dollar decrease and percent decrease in the comparative period was the result of gross sales decreases and product mix shifts to products with lower chargeback expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 470 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.5 million or decrease the chargeback reserve by $2.7 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended September 30, 2017, the Company incurred a rebates, administrative fees and others provision of $127.9 million, or 21.8% of gross sales of $586.4 million, compared to $130.4 million, or 16.6% of gross sales of $787.8 million in the prior year period. We note that the dollar decrease and percent increase from the comparative period was the result of gross sales decreases and product mix shifts to products with higher rebates, administrative fees and others expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 470 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by $0.1 million or decrease the same reserve by $1.5 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended September 30, 2017, the Company incurred a return provision of $6.2 million, or 1.1% of gross sales of $586.4 million, compared to $8.0 million, or 1.0% of gross sales of $787.8 million in the prior

[11]

year period. We note that the dollar decrease and percent increase in the comparative period was the result of gross sales decreases and product mix shifts to products with higher return rates. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could decrease the return rate as typically the Company purchases smaller entities with less contracting power and integrates those product sales to Akorn contracts; and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 1.0 month change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $0.9 million or decrease of $0.5 million in return reserve expense if the lag increases or decreases, respectively. The average 1.0 month change in the lag from the time of sale to the time the product return is processed was determined based on the average variances of the last six-month historical activities. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

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

Net Income (loss) Per Common Share: Basic net income (loss) per common share is based upon the weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, restricted stock and convertible securities using the treasury stock and if converted methods.  Anti-dilutive shares are excluded from the computation of diluted net income (loss) per share.

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

[13]

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$345,380	$345,380	$—	$—
Nicox stock with lockup provisions	33	—	—	33
Total assets	$345,413	$345,380	$—	$33

Purchase consideration payable	$4,994	$—	$—	$4,994
Total liabilities	$4,994	$—	$—	$4,994

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$200,772	$200,772	$—	$—
Available-for-sale securities	1,106	1,074	—	32
Total assets	$201,878	$201,846	$—	$32

Purchase consideration payable	$4,994	$—	$—	$4,994
Total liabilities	$4,994	$—	$—	$4,994

In 2014, the Company acquired Nicox stock fair valued at $12.5 million, consisting of an original cost basis of $10.8 million, discounted to reflect certain lockup provisions preventing immediate sale of the underlying shares received, and $1.7 million unrealized gain from the original costs basis of $10.8 million. From 2014 through December 31, 2016, the Company sold available-for-sale Nicox stock with a total original cost basis of $9.2 million and realized immaterial losses through these sales. During the nine month period ended September 30, 2017, the Company sold its remaining available-for-sale Nicox stock with an original cost basis of $1.5 million, realizing a gain of $0.2 million.

On May 31, 2017, the Company gained the right to receive additional Nicox stock fair valued at $3.0 million as a milestone payment. The Company received the additional shares of Nicox stock in early June 2017 and subsequently sold them later that month for net cash proceeds of $2.6 million. Both the $3.0 million milestone payment and the subsequent loss of $0.4 million on the sale of the Nicox shares were reported within Other non-operating income (expense), net in the Company's Condensed Consolidated Statement of Comprehensive Income (loss) for the nine month periods ended September 30, 2017.

The remaining purchase consideration payable is principally comprised of amounts owed relating to various prior years' acquisitions, at fair value as determined based on the underlying contracts and the Company’s subjective evaluation of the additional consideration obligation estimate.

[14]

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

Note 3 — Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock option and other equity awards to eligible employees, officers, directors and consultants. On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Under the Omnibus Plan, 8.0 million shares of the Company’s common stock were made available for issuance under equity awards. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan ("the 2014 Plan"), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016.  The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), or various other instruments to directors, employees and consultants.  Following shareholder approval of the Omnibus Plan, no new awards may be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms. The 2014 Plan had replaced the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s share-based compensation expense for the three and nine month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$3,190	$3,410	$9,461	$8,349
Employee stock purchase plan	286	—	822	—
Restricted stock units	2,306	1,426	5,343	2,933
Total stock-based compensation expense	$5,782	$4,836	$15,626	$11,282

Stock Option awards

From time to time, the Company has granted stock option awards to certain employees and directors, though no stock options have been awarded since the Omnibus Plan was adopted on May 2, 2017. The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Company's equity compensation plans during the three and nine month periods ended September 30, 2017 and 2016, respectively, along with the weighted-average grant date fair values, are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	—%	49%	50%	48%
Expected life (in years)	—	4.7	4.8	4.7
Risk-free interest rate	—%	0.97%	1.75%	1.12%
Dividend yield	—	—	—	—
Fair value per stock option	$—	$12.67	$9.25	$11.30
Forfeiture rate	—%	8%	8%	8%

[15]

The table below sets forth a summary of stock option activity within the 2014 Plan and the 2003 Plan for the nine month period ended September 30, 2017:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2016	4,766	$27.27	5.03	$5,714
Granted	66	21.28
Exercised	(602)	15.48
Forfeited	(135)	27.94
Outstanding at September 30, 2017	4,095	$28.89	4.81	$24,917
Exercisable at September 30, 2017	1,696	$29.25	4.09	$10,476

(1) The Aggregate Intrinsic Value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and the timing and volume of option grants, exercises and forfeitures.

During the three and nine month periods ended September 30, 2017, 0.1 million and 0.6 million stock options were exercised resulting in cash payments to the Company of $2.3 million and $9.3 million, respectively. These stock option exercises generated tax deductible expense of $2.6 million and $9.4 million, respectively. During the three and nine month periods ended September 30, 2016, 0.2 million and 1.7 million stock options were exercised resulting in cash payments to the Company of $3.2 million and $13.0 million, respectively. These option exercises generated deductible expenses of $3.3 million and $39.8 million, respectively.

Restricted Stock Unit awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. Grants to employees and executives are pursuant to the Company's Long-Term Incentive Plans (the "LTIPs"). These LTIPs called for annual grants of RSUs to all eligible employees and executives. The RSUs awards vest 25% per year on each of the first four anniversaries of the grant date. All RSUs are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grants. During the nine month period ended September 30, 2017, the Company granted 0.7 million RSUs to certain employees, executives and directors.

Set forth below is a summary of non-vested RSU activity during the nine month period ended September 30, 2017:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Non-vested at December 31, 2016	416	$31.52
Granted	666	$33.10
Vested	(138)	$32.55
Forfeited	(42)	$31.04
Non-vested at September 30, 2017	902	$32.55

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

[16]

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

The initial offering period under the ESPP began in January 2017 and is scheduled to run through the end of the year unless earlier terminated for the closing of the Merger Agreement. Pursuant to terms of the Merger Agreement, the Company did not have an ESPP offering period starting on July 1, 2017. During the nine month period ended September 30, 2017, participants contributed approximately $2.2 million through payroll deductions toward the future purchase of shares under the ESPP.

Note 4 — Accounts Receivable, Sales and Allowances

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is typical of the pharmaceutical industry and is not necessarily specific to the Company. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the end-user customer (which in turn depends on the specific end-user customer, each having its own pricing arrangement that entitles it to a particular deduction). This process can lead to partial payments to the Company against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

Net trade accounts receivable consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Gross accounts receivable (1)	$405,379	$519,175
Less reserves for:
Chargebacks (2)	(65,522)	(80,360)
Rebates (2)	(94,743)	(97,935)
Product returns	(45,666)	(43,689)
Discounts and allowances	(9,045)	(12,389)
Advertising and promotions	(954)	(688)
Doubtful accounts	(610)	(960)
Trade accounts receivable, net	$188,839	$283,154

(1) The reduction in the Gross accounts receivable balance as of September 30, 2017 when compared to the December 31, 2016 balance is due to higher Gross sales in the last two months of the fourth quarter of 2016 compared to the last two months of the third quarter of 2017.

(2) The reductions in the Chargebacks and Rebates balances as of September 30, 2017 when compared to the December 31, 2016 balance were primarily due to product mix, customer mix, price erosion and volume declines and payment timing. The price erosion and volume declines were due to increased industry pricing pressure and the competitive nature of our business.

For the three and nine month periods ended September 30, 2017 and 2016, the Company recorded the following adjustments to gross sales (in thousands):

[17]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross sales	$586,351	$787,808	$1,833,998	$2,089,567
Less adjustments for:
Chargebacks (1)	(236,701)	(347,106)	(754,137)	(856,699)
Rebates, administrative and other fees (1)	(127,904)	(130,429)	(362,042)	(321,718)
Product returns	(6,187)	(7,970)	(22,721)	(31,056)
Discounts and allowances	(11,343)	(15,014)	(35,095)	(40,185)
Advertising, promotions and others	(1,788)	(3,194)	(5,015)	(6,733)
Revenues, net	$202,428	$284,095	$654,988	$833,176

(1) The decreases in chargebacks and rebates, administrative and other fees for the three month periods ended September 30, 2017 as compared to the same period in 2016, were primarily due to product mix, customer mix, price erosion and volume declines. For the nine months ended September 30, 2017 as compared to the same period in 2016, the decrease in chargebacks and increase in rebates, administrative and other fees were primarily due to product mix, customer mix, price erosion and volume declines. The price erosion and volume declines were due to increased industry pricing pressure and the competitive nature of our business.
Note 5 — Inventories, Net

The components of inventories are as follows (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$73,046	$73,027
Work in process	16,041	14,719
Raw materials and supplies	93,401	87,047
Inventories, net	$182,488	$174,793

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory at September 30, 2017 and December 31, 2016 was reported net of these reserves of $29.6 million and $33.5 million, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Land and land improvements	$17,850	$17,410
Buildings and leasehold improvements	98,977	88,825
Furniture and equipment	186,377	160,546
Sub-total	303,204	266,781
Accumulated depreciation	(125,370)	(108,425)
Property, plant and equipment in service, net	$177,834	$158,356
Construction in progress (1)	119,845	80,048
Property, plant and equipment, net	$297,679	$238,404

(1) The increase in the Construction in progress balance as of September 30, 2017 when compared to the December 31, 2016 balance is primarily due to the increased spending on the serialization project, R&D and expansion initiatives at our Cranbury, Decatur and Somerset facilities.

[18]

At September 30, 2017 and December 31, 2016, property, plant and equipment, net, with a net carrying value of $75.9 million and $65.1 million, respectively, was located outside the United States at the Company’s manufacturing facilities in India and Switzerland.

The Company recorded depreciation expense of $6.3 million and $5.6 million during the three month periods ended September 30, 2017 and 2016 , respectively, and $17.5 million and $16.5 million during the nine month periods ended September 30, 2017 and 2016, respectively.

Note 7 — Goodwill and Other Intangible Assets, Net

The following table provides a summary of the activity in goodwill by segment for the nine month period ended September 30, 2017 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2016	$16,717	$267,576	$284,293
Currency translation adjustments	—	629	629
Acquisitions	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Balances at September 30, 2017	$16,717	$268,205	$284,922

The following table sets forth the major categories of the Company’s intangible assets as of September 30, 2017 and December 31, 2016, and the weighted average remaining amortization period as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	Gross Amount (1)	Accumulated Amortization	Reclass-ifications	Gross Impairment	Net Balance	Wtd Avg Remaining Amortization Period (years)
September 30, 2017
Product licensing rights	$744,812	$(222,221)	$—	$(14,557)	$508,034	9.8
IPR&D	173,757	—	—	(3,415)	170,342	N/A - Indefinite lived
Trademarks	16,000	(5,144)	—	—	10,856	18.0
Customer relationships	4,225	(1,993)	—	—	2,232	8.6
Other intangibles	11,235	(5,614)	—	—	5,621	5.7
	$950,029	$(234,972)	$—	$(17,972)	$697,085
December 31, 2016
Product licensing rights	$790,143	$(182,901)	$9,400	$(52,637)	$564,005	10.5
IPR&D	187,007	—	(9,400)	(3,850)	173,757	N/A - Indefinite lived
Trademarks	16,000	(4,244)	—	—	11,756	18.0
Customer relationships	6,290	(3,863)	—	—	2,427	9.3
Other intangibles	11,235	(4,326)	—	—	6,909	6.0
	$1,010,675	$(195,334)	$—	$(56,487)	$758,854

(1) Differences in the Gross Amounts between periods are due to either impairment of assets or the write down of fully amortized assets.

The Company recorded amortization expense of $15.3 million and $16.5 million during the three month periods ended September 30, 2017 and 2016, respectively, and $46.3 million and $49.4 million during the nine month periods ended September 30, 2017 and 2016, respectively.

Impairment of product licensing rights is stated at gross carrying cost of $14.6 million less accumulated amortization of $2.3 million as of the impairment date. Accordingly, the net impairment expense recognized in product licensing rights was

[19]

$12.3 million for the nine months ended September 30, 2017. Of the $12.3 million of impairment, $1.6 million was recognized in R&D expense due to changes in market conditions expected upon launch of an asset acquired through the Hi-Tech acquisition and $10.7 million of impairment was related to competition and changing market dynamics of two currently marketed products acquired through the Hi-Tech and VersaPharm acquisitions. The Company also recognized impairment of IPR&D due to changes in the expected market conditions upon launch of one asset acquired in the VersaPharm acquisition of $3.2 million and a $0.2 million milestone payment related to the abandonment of the product (which was recognized in R&D expense) in the nine month period ended September 30, 2017.

Note 8 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., the Company entered into two term loan agreements (the “Term Loans”) with certain lenders and with JPMorgan Chase Bank, N.A., as administrative agent. The aggregate principal amount financed was $1,045.0 million. As of September 30, 2017, outstanding debt under the Term Loans was $831.9 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities. The Term Loans are scheduled to mature in 2021.

During the three and nine month periods ended September 30, 2017, the Company amortized $1.3 million and $3.8 million, respectively of the Term Loans-related deferred financing costs, resulting in $17.7 million remaining balance of deferred financing costs at September 30, 2017. The Company will amortize this balance using the straight line method over the life of the Term Loan Agreements.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans, and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the Term Loans, the Company's spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended September 30, 2017, the Company was a Ratings Level I for the Term Loan Agreements.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended September 30, 2017 and 2016, the Company recorded interest expense of $11.7 million and $11.2 million, respectively in relation to the Term Loans, while for the nine month periods ended September 30, 2017 and 2016, the Company recorded interest expense of $33.7 million and $32.4 million, respectively in relation to the Term Loans.

JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).

As of September 30, 2017 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At September 30, 2017, there were no outstanding borrowings and one outstanding letter of credit in the amount of $2.6 million under the JPM Revolving Facility. Availability under the facility as of September 30, 2017 was $147.4 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

[20]

Debt Maturities Schedule

Aggregate cumulative maturities of long-term obligations (including the Term Loans and the JPM Revolving Facility) as of September 30, 2017 are:

(In thousands)	2017	2018	2019	2020	2021
Maturities of debt	$—	$—	$—	$—	$831,938

Note 9 — Earnings (Loss) Per Share

Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method. Additionally, for the nine month period ended September 30, 2016, the earnings per share amount was calculated using the if-converted method to account for the dilutive impact of the Convertible Notes. The Convertible Notes matured in the quarter ended June 30, 2016.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested RSUs, and (iii) for the nine month period ended September 30, 2016, shares potentially issuable upon conversion of the Notes.

A reconciliation of the earnings (loss) per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(2,897)	$47,909	$40,667	$151,788
Convertible debt income adjustments, net of tax	—	—	—	1,047
Net income (loss) adjusted for convertible debt as used for diluted earnings per share	$(2,897)	$47,909	$40,667	$152,835
Net income (loss) per share:
Basic	$(0.02)	$0.38	$0.33	$1.24
Diluted (1)	$(0.02)	$0.38	$0.33	$1.21
Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	124,986	125,855	124,691	122,232
Dilutive securities:
Stock option and unvested RSUs	—	479	355	1,137
Shares issuable upon conversion of the notes	—	—	—	2,696
Total dilutive securities	—	479	355	3,833
Weighted average diluted shares outstanding	124,986	126,334	125,046	126,065

Shares subject to stock options omitted from the calculation of income (loss) per share as their effect would have been anti-dilutive	2,108	3,345	3,264	3,079

(1)
As a result of the Company's expectation that it would likely settle all future note conversions in shares of the Company's common stock, the diluted income from continuing operations per share calculation for the periods prior to the complete conversion of the convertible debt on June 1, 2016, included the dilutive effect of convertible debt and was offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $1.0 million, after-tax for the nine month period ended September 30, 2016.

Note 10 — Segment Information

[21]

During the three and nine month periods ended September 30, 2017 and 2016, the Company reported results for the following two reportable segments:

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

Selected financial information by reportable segment is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net:
Prescription Pharmaceuticals	$186,988	$268,880	$607,012	$784,644
Consumer Health	15,440	15,215	47,976	48,532
Total revenues, net	202,428	284,095	654,988	833,176

Gross Profit:
Prescription Pharmaceuticals	91,454	163,300	328,877	482,427
Consumer Health	6,509	6,927	21,185	22,590
Total gross profit	97,963	170,227	350,062	505,017

Operating expenses	88,540	83,399	251,276	238,242

Operating income	9,423	86,828	98,786	266,775
Other expenses, net	(11,360)	(11,614)	(28,647)	(44,714)

Income (loss) before income taxes	$(1,937)	$75,214	$70,139	$222,061

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

[22]

guarantee as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time without notice and at the Company's discretion, and at this time no estimate to the effect on the results of the Company due to the Stock Repurchase Program can be made.

The Company did not repurchase any shares during the nine month period ended September 30, 2017, and had $155.0 million remaining under the repurchase authorization.

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

The table below summarizes contingent potential milestone payments projected to become payable to strategic partners in the years 2017 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Amount
2017	$2,581
2018	10,928
2019	4,820
2020 and Beyond	1,500
Total	$19,829

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

Shareholder and Derivative Litigation Related to the Merger

[23]

As previously disclosed, on May 2, 2017, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, captioned Robert J. Shannon, Jr. v. Fresenius Kabi AG, et al., Case No. 2017-CH-06322. On May 16, 2017, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, captioned Daniel Ochoa v. John N. Kapoor, et al., Case No. 2017-CH-06928. On June 27, 2017, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, captioned Glaubach v. Fresenius Kabi AG et al., Case No. 2017-CH-08916. The Shannon Action, Ochoa Action and Glaubach Action allege, among other things, that in pursuing the merger, the directors of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to enter into the merger agreement for an allegedly unfair price and as the result of an allegedly deficient process. The Shannon Action, the Ochoa Action and the Glaubach Action also allege that Fresenius Kabi, Fresenius Parent and Merger Sub aided and abetted the other defendants’ alleged breaches of their fiduciary duties. The Shannon Action, the Ochoa Action and Glaubach Action seek, among other things, to enjoin the transactions contemplated by the merger agreement or, in the alternative, to recover monetary damages. On July 25, 2017, the parties in the Glaubach Action agreed to stay the proceedings until the plaintiff files an amended complaint. On July 28, 2017, the plaintiff in the Ochoa Action filed a motion for dismissal without prejudice. On August 9, 2017, the Circuit Court of Cook County, Illinois, County Department, Chancery Division granted the voluntary dismissal without prejudice of the Ochoa Action pursuant to the plaintiff’s motion for dismissal. On October 25, 2017, the Circuit Court of Cook County, Illinois, County Department, Chancery Division granted the voluntary dismissal without prejudice of the Glaubach Action pursuant to the plaintiff’s motion for dismissal.

On September 29, 2017, Akorn accepted service in the Shannon Action, with the understanding that the parties will stay the proceedings until the plaintiff files an amended complaint. The Company believes that the Shannon Action is without merit and intends to vigorously defend it.

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

On June 12, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Middle District of Louisiana, captioned Shaun A. House v. Akorn, Inc., et al., Case No. 3:17-cv-00367. On June 13, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Northern District of Illinois, captioned Robert Carlyle v. Akorn, Inc., et al., Case No. 1:17-cv-04455. On June 14, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Middle District of Louisiana, captioned Sean Harris v. Akorn, Inc. et at., Case No. 3:17-cv-00373. On June 20, 2017, plaintiff Robert Carlyle filed a notice of voluntary dismissal in Carlyle v. Akorn, Inc., et al., No. 17-cv-04455, and the United States District Court for the Northern District of Illinois dismissed Carlyle v. Akorn, Inc., et al., No. 17-cv-04455, pursuant to that notice. Also on June 20, 2017, plaintiff Robert Carlyle filed a complaint in a putative class action in the United States District Court for the Middle District of Louisiana, captioned Robert Carlyle v. Akorn, Inc., et al., Case No. 3:17-cv-00389. On June 22, 2017, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Middle District of Louisiana, captioned Demetrios Pullos v. Akorn, Inc. et al., Case No. 3:17-cv-00395. The House Action, the Carlyle Action, the Harris Action and the Pullos Action alleged that the Company’s preliminary proxy statement, filed with the SEC on May 22, 2017, omits material information with respect to the merger, rendering it false and misleading and thus that the Company and the directors of the Company violated Section 14(a) of the Exchange Act as well as SEC Rule 14a-9. The House Action, the Carlyle Action, the Harris Action and the Pullos Action further alleged that the directors of the Company violated Section 20(a) of the Exchange Act. The House Action, the Harris Action and the Pullos Action sought, among other things, to enjoin the transactions contemplated by the merger agreement unless the Company discloses the allegedly material information that was allegedly omitted from the proxy statement, an award of damages and an

[24]

award of attorneys’ fees and expenses. The Carlyle Action sought, among other things, to enjoin the transactions contemplated by the merger agreement unless the Company adopts and implements a procedure or process to obtain certain unspecified terms for shareholders and discloses the allegedly material information that was allegedly omitted from the proxy statement, rescission, to the extent already implemented, of the transactions contemplated by the merger agreement or of the terms thereof, an award of damages and an award of attorneys’ fees and expenses.

On July 5, 2017, the United States District Court for the Middle District of Louisiana ordered that the Berg Action, Alcarez Action, House Action, Carlyle Action, Harris Action and Pullos Action be transferred to the United States District Court for the Northern District of Illinois.

On July 14, 2017, the plaintiffs in the Berg Action, Alcarez Action, House Action, Harris Action, Carlyle Action and Pullos Action (collectively, “the Section 14(a) Actions”) filed stipulations of voluntary dismissal without prejudice in their respective actions, in each case acknowledging that disclosures by the Company supplementing the disclosures previously made in the proxy statement rendered moot the claims asserted in their respective actions. On July 17, 2017, the United States District Court for the Northern District of Illinois dismissed the Alcarez Action, the Harris Action and the Pullos Action without prejudice pursuant to the parties’ respective stipulations of voluntary dismissal. Also on July 17, 2017, the United States District Court for the Northern District of Illinois granted the voluntary dismissal of the Carlyle Action without prejudice pursuant to the parties’ stipulation of voluntary dismissal. On July 19, 2017, the United States District Court for the Northern District of Illinois granted the voluntary dismissal without prejudice of the Berg Action pursuant to the parties’ stipulation of voluntary dismissal. On July 25, 2017, the United States District Court for the Northern District of Illinois dismissed the House Action without prejudice pursuant to the parties’ stipulation of voluntary dismissal.

On September 15, 2017, the parties in the Berg Action filed a stipulation reflecting an agreement upon the payment of attorneys’ fees and expenses to plaintiffs’ counsel to resolve any and all fee claims related to the Section 14(a) Actions. On September 18, 2017, Objector Theodore H. Frank filed motions to intervene in the Section 14(a) Actions, seeking to enjoin plaintiffs and their counsel in these actions from receiving payment under the stipulation filed in the Berg Action on September 15, 2017. The motions to intervene do not seek any relief from the Company or its directors. On September 26, 2017, the United States District Court for the Northern District of Illinois denied the motion to intervene without prejudice in the Alcarez Action. On September 27, 2017, the United States District Court for the Northern District of Illinois struck the motion to intervene in the Harris Action and terminated the motion to intervene in the Pullos Action. On October 4, 2017, the United States District Court for the Northern District of Illinois entered and continued Objector Frank’s motions to consolidate and intervene in the Berg Action.

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

As previously disclosed in various reports filed with the SEC, on March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., et al., in the federal district court of Northern District of Illinois, No. 15-cv-1944.  The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmaceutical Co., Inc. and VersaPharm, Inc.  A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15-cv-3921, was filed on May 4, 2015 making similar allegations.  On August 24, 2015, the two cases were consolidated and a lead plaintiff appointed in In re Akorn, Inc. Securities Litigation.   On July 5, 2016, the lead plaintiff group filed a consolidated amended complaint making similar allegations against the Company and an officer and former officer of the Company. The consolidated amended complaint seeks damages on behalf of the putative class. On August 9, 2016, the defendants filed a motion to dismiss the case. On March 6, 2017, the court denied the motion to dismiss and the defendants subsequently filed an answer to the consolidated amended complaint on March 27, 2017. On October 3, 2017, the parties informed the court that they have reached a settlement in principle of the litigation.

Four shareholder derivative lawsuits have been filed alleging breaches of fiduciary duty in connection with the Company’s accounting for its acquisition and the restatement of its financials. Two of the derivative lawsuits, Safriet v. Rai, et al., No. 15-cv-7275, and Glaubach v. Rai, et al., No. 15- 11129, were filed in the U.S. District Court for the Northern District of Illinois.

[25]

These cases have been consolidated into a single action, and the defendants filed a motion to dismiss on July 10, 2017. In response, on July 31, 2017, the plaintiffs voluntarily dismissed their claims. A third lawsuit, Kogut v. Akorn, Inc., et al., No. 646174, was filed in Louisiana state court in the Parish of East Baton Rouge, on March 8, 2016. On June 10, 2016, the plaintiff filed an amended complaint asserting shareholder derivative claims similar to the others asserted in the other derivative lawsuits. On September 23, 2016, the Company filed a motion to dismiss the case. Briefing on that motion is not yet complete. A fourth lawsuit, Miller v. Rai, et al., No. 16 CH 1363, was filed on September 8, 2016 in Illinois state court in the Circuit Court of Lake County. On July 5, 2017, the plaintiff voluntarily dismissed the case.

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

The legal matters discussed above and others could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial.  We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable.  Regarding the aforementioned labeling verdict related to methylene blue, the Company recorded a reasonable estimate of the liability less than the verdict amount (for which a corresponding insurance receivable is also recorded). Regarding the aforementioned In re Akorn, Inc. Securities Litigation matter, the Company recorded a reasonable estimate of the liability consistent with the parties’ settlement in principle. Regarding the other matters disclosed above, the Company has determined that liabilities associated with these legal matters are reasonably possible but they cannot be reasonably estimated. Given the nature of the litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or investigation. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

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

The following table sets forth the percentage of the Company’s gross and net sales for the three and nine month periods ended September 30, 2017 and 2016, and the percentage of the Company's gross accounts receivable as of September 30, 2017 and December 31, 2016, attributable to the Big 3 Wholesalers:

	Three Months Ended September 30,		Nine Months Ended September 30,
Big 3 Wholesalers combined:	2017	2016	2017	2016
Percentage of gross sales	81%	77%	80%	77%
Percentage of net revenues	66%	75%	64%	71%

[26]

	September 30, 2017	December 31, 2016
Percentage of gross trade accounts receivable	86%	84%

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

No individual supplier represented 10% or more of the Company’s purchases in the three and nine month periods ended September 30, 2017 or 2016.

Product Concentration

In the three month period ended September 30, 2017, none of the Company's products represented greater than 10% of its total net sales revenue, while one Prescription Pharmaceutical product represented approximately 11% of the Company's total net sales revenue in the nine month period ended September 30, 2017. Comparatively, in the three and nine month periods ended September 30, 2016, one Prescription Pharmaceutical product represented approximately 23% and 21%, respectively of the Company’s total net sales revenue. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing portfolio.

Note 14 — Income Taxes

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$(1,937)	$75,214	$70,139	$222,061
Income tax provision	960	27,305	29,472	70,273
Net income (loss)	$(2,897)	$47,909	$40,667	$151,788

Income tax provision as a percentage of income (loss) before income taxes	(49.6)%	36.3%	42.0%	31.6%

During the three month periods ended September 30, 2017 and 2016, the Company recorded an income tax provision of $1.0 million and $27.3 million, or (49.6)% and 36.3% of income (loss) before income taxes, respectively, while during the nine

[27]

month periods ended September 30, 2017 and 2016, the Company recorded an income tax provision of $29.5 million and $70.3 million, or 42.0% and 31.6% of income before income tax in the applicable periods, respectively. The increase in the income tax provision rate as a percentage of income before income tax in the quarter and year to date period ended September 30, 2017 was principally the result of a decrease in the amount of tax deductible stock options exercised in the second quarter of 2017 from the same period in 2016 and an increase in the valuation allowance on tax benefits from losses at the Company’s Indian subsidiary in the three month period ended September 30, 2017. The Company anticipates that its effective tax rate will be 41.7% for the year 2017.

As of September 30, 2017, the Company could not conclude that it was more likely than not that tax benefits from certain foreign net operating losses would be realized.  Accordingly, as of the nine months ended of September 30, 2017, the Company increased its valuation allowance to $14.2 million for certain of the losses at its Indian subsidiary and the entire amount of the loss at its Swiss subsidiary, compared to a valuation allowance of $9.9 million as of December 31, 2016.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $1.5 million and $1.3 million related to uncertain tax positions as of September 30, 2017 and December 31, 2016, respectively.  If recognized, $1.3 million of these tax positions as of September 30, 2017 will impact the Company’s effective rate with the remaining $0.2 million affecting goodwill.

Note 15 – Related Party Transactions

In 2017 and 2016, the Company obtained legal services from Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder. During the nine months period ending September 30, 2017, the Company obtained legal services from this firm totaling $0.6 million of which $0.1 million was payable as of September 30, 2017. During the three and nine month periods ended September 30, 2016, the Company obtained legal services totaling $0.3 million and $0.9 million respectively, of which and $0.2 million was payable as of September 30, 2016.

The Company also paid legal services totaling $0.2 million and $0.4 million during the three and nine month periods ended September 30, 2017 to Segal McCambridge Singer & Mahoney, a firm for which the brother in law of the Company's Executive Vice President, General Counsel and Secretary is a partner.

Note 16 – Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-9, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per the ASU, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact that ASU 2017-9 will have on its statement of financial position or financial statement disclosures.

[28]

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

[29]

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

We are currently finalizing our evaluation and documentation of our significant contracts to determine the impact that ASU 2014-09 and its subsequent updates will have on the Company's consolidated financial statements, financial statement disclosures, and internal controls over financial reporting upon adoption. Based on our evaluation to date, we have made the following preliminary determinations: We will adopt the practical expedient to exclude all sales tax from the transaction price, the Company current process of accounting for the variable consideration payable to customers is in line with the current guidance and we expect that the timing and measurement of revenue will be consistent with current revenue recognition although our approach to revenue recognition will now be based on the transfer of control. Furthermore, additional disclosures will be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We expect to complete our assessment in December and will adopt the standard based on the modified retrospective approach.

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

[30]

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
In August 2014, the FASB issued ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for financial statements issued for fiscal years ending after December 15, 2016, and interim periods thereafter. ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was adopted by the Company for the year ending December 31, 2016. In connection with the preparation of the financial statements for the three month period ended September 30, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

[31]

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 1, 2017, in our Forms 10-Q filed on May 4, 2017 and July 31, 2017, and in this Form 10-Q, which include, but are not limited to, the following items:

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

[33]

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

[34]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$186,988	92.4%	$268,880	94.6%	$607,012	92.7%	$784,644	94.2%
Consumer Health	15,440	7.6%	15,215	5.4%	47,976	7.3%	48,532	5.8%
Total revenues, net	202,428	100.0%	284,095	100.0%	654,988	100.0%	833,176	100.0%
Gross profit:
Prescription Pharmaceuticals	91,454	48.9%	163,300	60.7%	328,877	54.2%	482,427	61.5%
Consumer Health	6,509	42.2%	6,927	45.5%	21,185	44.2%	22,590	46.5%
Total gross profit	97,963	48.4%	170,227	59.9%	350,062	53.4%	505,017	60.6%
Operating expenses:
SG&A expenses	53,341	26.4%	47,074	16.6%	154,790	23.6%	150,131	18.0%
Acquisition-related costs	34	—%	23	—%	121	—%	356	—%
R&D expenses	12,250	6.1%	10,618	3.7%	39,417	6.0%	28,965	3.5%
Amortization of intangible assets	15,316	7.6%	16,474	5.8%	46,291	7.1%	49,422	5.9%
Impairment of intangible assets	7,599	3.8%	9,210	3.2%	10,657	1.6%	9,368	1.1%
Operating income	$9,423	4.7%	$86,828	30.6%	$98,786	15.1%	$266,775	32.0%
Other expense, net	(11,360)	(5.6)%	(11,614)	(4.1)%	(28,647)	(4.4)%	(44,714)	(5.4)%
Income (loss) before income taxes	(1,937)	(1.0)%	75,214	26.5%	70,139	10.7%	222,061	26.7%
Income tax provision	960	0.5%	27,305	9.6%	29,472	4.5%	70,273	8.4%
Net income (loss)	$(2,897)	(1.4)%	$47,909	16.9%	$40,667	6.2%	$151,788	18.2%

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Net revenue was $202.4 million for the three month period ended September 30, 2017, representing a decrease of $81.7 million, or 28.7%, as compared to net revenue of $284.1 million for the three month period ended September 30, 2016. In the third quarter of 2017, the Company experienced a significant decline in net revenue primarily due to the prior loss of exclusivity of one of its major products, Ephedrine Sulfate Injection, as well as increased competition on Lidocaine Ointment. Additionally, other key products, such as Nembutal, Progesterone and Clobetasol Ointment, experienced more significant than expected declines in net revenue as a result of increased competition consistent with observed industry trends in 2017.  In addition, the Company experienced more than normal supply disruptions for certain products during the quarter, resulting in lower net revenue. While the Company received 20 new product approvals and launched 13 new products through September 30, 2017, it was unable to offset the overall net revenue decline through new product launches or new business opportunities.

The decrease in net revenue in the period was primarily due to $82.4 million decline in organic revenue, which is defined as revenue from products with sales cycles of at least five quarters. The $82.4 million decline in organic revenue was due to approximately $66.9 million and $15.5 million in volume declines and price erosion, respectively.

The Prescription Pharmaceuticals segment revenues of $187.0 million for the three month period ended September 30, 2017 represented a decrease of $81.9 million, or 30.5%, as compared to revenue of $268.9 million for three month period ended September 30, 2016.

[35]

The Consumer Health segment revenues of $15.4 million for the three month period ended September 30, 2017 represented an increase of $0.2 million, or 1.5%, as compared to revenue of $15.2 million for three month period ended September 30, 2017.

The net revenue for the three month period ended September 30, 2017 of $202.4 million was net of adjustments totaling $383.9 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended September 30, 2017 were $236.7 million, or 40.4% of gross sales, compared to $347.1 million, or 44.1% of gross sales for three month period ended September 30, 2016.  The $110.4 million decrease in chargeback expense was due to lower gross sales in the current period as compared to prior year same period. Rebates, administrative fees and other expenses for the three month period ended September 30, 2017 were $127.9 million, or 21.8% of gross sales, compared to $130.4 million, or 16.6% for three month period ended September 30, 2016. The $2.5 million decrease in rebates, administrative fees and other expenses was due to product and customer mix. Our product returns provision for the three month period ended September 30, 2017 was $6.2 million, or 1.1% of gross sales, compared to $8.0 million, or 1.0% of gross sales for the three month period ended September 30, 2016.  Discounts and allowances were $11.3 million or 1.9% of gross sales for the three month period ended September 30, 2017, compared to $15.0 million, or 1.9% of gross sales for the three month period ended September 30, 2016. Advertisement and promotion expenses were $1.8 million or 0.3% of gross sales for the three month period ended September 30, 2017, compared to $3.2 million, or 0.4% of gross sales for the three month period ended September 30, 2016.

Consolidated gross profit for the quarter ended September 30, 2017 was $98.0 million, or 48.4% of net revenue, compared to $170.2 million, or 59.9% of net revenue, in the corresponding prior year quarter. The decline in the gross profit percentage was principally due to unfavorable product mix shifts driven by the prior loss of exclusivity of one of our major products.

Total operating expenses were $88.5 million in the three month period ended September 30, 2017, an increase of $5.1 million, or 6.2%, from the prior year quarter. The $5.1 million increase was primarily driven by approximately $6.3 million and $1.6 million increases in Selling, general and administrative expenses and Research and development expenses, respectively that were partially offset by respective decreases of $1.6 million and $1.2 million in Impairment of intangible assets and Amortization of intangibles.

Non-operating expenses totaling $11.4 million incurred in the three month period ended September 30, 2017, were essentially flat compared to $11.6 million in the prior year quarter.

For the three month period ended September 30, 2017, we recorded an income tax provision of approximately $1.0 million on our net loss before income taxes of $1.9 million, which represented an effective tax provision rate of 49.6%.  In the prior year quarter ended September 30, 2016, our income tax provision was $27.3 million based on an effective tax provision rate of 36.3%. The increase in the income tax provision rate as a percentage of income before income taxes in the quarter ended September 30, 2017 was principally the result of a decrease in the amount of tax deductible stock options exercised in the third quarter of 2017 from the same period in 2016 and an increase in the valuation allowance on tax benefits from losses at the Company’s Indian subsidiary in the three month period ended September 30, 2017.

We reported net loss of $2.9 million for the three month period ended September 30, 2017, or (1.4)% of net revenue, compared to net income of $47.9 million for the three month period ended September 30, 2016, or 16.9% of net revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Net revenue was $655.0 million for the nine month period ended September 30, 2017, representing a decrease of $178.2 million, or 21.4%, as compared to net revenue of $833.2 million for the nine month period ended September 30, 2016. The decrease in net revenue in the period was primarily due to $181.1 million decline in organic revenue. The $181.1 million decline in organic revenue was due to approximately $42.4 million and $138.7 million in price erosion and volume declines, respectively. The organic revenue decline was principally due to the prior loss of exclusivity of one of our major products as well as pricing pressure on other key products due to the competitive nature of our business.

The Prescription Pharmaceuticals segment revenues of $607.0 million for the nine month period ended September 30, 2017 represented a decrease of $177.6 million, or 22.6%, as compared to revenue of $784.6 million for nine month period ended September 30, 2016.

The Consumer Health segment revenues of $48.0 million for the nine month period ended September 30, 2017 represented a decrease of $0.6 million, or 1.1%, as compared to revenue of $48.5 million for nine month period ended September 30, 2016.

[36]

The net revenue for the nine month period ended September 30, 2017 of $655.0 million was net of adjustments totaling $1,179.0 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the nine month period ended September 30, 2017 were $754.1 million, or 41.1% of gross sales, compared to $856.7 million, or 41.0% of gross sales for nine month period ended September 30, 2016.  The $102.6 million decrease in chargeback expense was due to lower gross sales in the current period as compared to prior year same period. Rebates, administrative fees and other expenses for the nine month period ended September 30, 2017 were $362.0 million, or 19.7% of gross sales, compared to $321.7 million, or 15.4% of gross sales for nine month period ended September 30, 2016. The $40.3 million increase in rebates, administrative fees and other expenses was due to the impact of product and customer mix. Our product returns provision for the nine month period ended September 30, 2017 was $22.7 million, or 1.2% of gross sales, compared to $31.1 million, or 1.5% of gross sales for the nine month period ended September 30, 2016.  Discounts and allowances were $35.1 million or 1.9% of gross sales for the nine month period ended September 30, 2017, compared to $40.2 million, or 1.9% of gross sales for the nine month period ended September 30, 2016. Advertisement and promotion expenses were $5.0 million or 0.3% of gross sales for the nine month period ended September 30, 2017, compared to $6.7 million, or 0.3% of gross sales for the nine month period ended September 30, 2016.

Consolidated gross profit for the quarter ended September 30, 2017 was $350.1 million, or 53.4% of net revenue, compared to $505.0 million, or 60.6% of net revenue, in the corresponding prior year period. The decline in the gross profit percentage was principally due to unfavorable product mix shifts driven by the prior loss of exclusivity of one of our major products.

Total operating expenses were $251.3 million in the nine month period ended September 30, 2017, an increase of $13.0 million, or 5.5%, from the comparative prior year period. The $13.0 million increase was primarily driven by respective increases of $10.5 million, $4.7 million and $1.3 million in Research and development expenses, Selling, general and administrative expenses and Impairment of intangible assets that were partially offset by a decrease of $3.1 million in Amortization of intangibles.

In the nine month period ended September 30, 2017, the Company incurred non-operating expenses totaling $28.6 million compared to $44.7 million in the comparative prior year period.  The $16.1 million decrease was primarily driven by respective decreases of $6.4 million, $5.6 million and $4.1 million in other non-operating expense, net, amortization of deferred financing costs, and interest expense. As a percentage of net revenue, non-operating expenses decreased to 4.4% in the nine month period ended September 30, 2017 compared to 5.4% in the corresponding prior year period.

For the nine month period ended September 30, 2017, the Company recorded an income tax provision of $29.5 million on income before income tax of $70.1 million or an effective tax provision rate of 42.0%.  In the prior year quarter ended September 30, 2016, our income tax provision was $70.3 million on income before income tax of $222.1 million or an effective tax provision rate of 31.6%. The increase in the income tax provision rate as a percentage of income before income tax in the quarter ended September 30, 2017 was principally the result of a decrease in the amount of tax deductible stock options exercised in the nine month period ended September 30, 2017 from the same period in 2016 and an increase in the valuation allowance on tax benefits from losses at the Company’s Indian subsidiary in the nine month period ended September 30, 2017.

The Company reported net income of $40.7 million for the nine month period ended September 30, 2017, or 6.2% of net revenue, compared to net income of $151.8 million for the nine month period ended September 30, 2016, or 18.2% of net revenue.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2017, we had cash and cash equivalents of $345.4 million, which were $144.6 million more than our cash and cash equivalents balance of $200.8 million as of December 31, 2016.  This increase in cash and cash equivalents was driven by operating cash inflows of $209.8 million and financing cash inflows of $7.2 million, partially offset by investing cash outflows of $72.9 million. Our net working capital was $579.6 million at September 30, 2017, compared to $510.3 million at December 31, 2016, an increase of $69.3 million.

Operating Cash Flows

[37]

(amounts in thousands)	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income	$40,667	$151,788
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	63,792	65,985
Amortization of debt financing costs	3,912	9,456
Impairment of intangible assets	15,678	9,368
Non-cash stock compensation expense	15,626	11,282
Non-cash interest expense	—	770
Income from available-for-sale securities	(3,032)	—
Deferred income taxes, net	(3,407)	(13,346)
Loss on sale of available-for-sale securities	199	45
Other	253	(765)
Changes in operating assets and liabilities:
Trade accounts receivable	94,520	(112,252)
Inventories, net	(7,286)	5,744
Prepaid expenses and other current assets	(21,116)	(6,349)
Trade accounts payable	(1,782)	5,698
Accrued expenses and other liabilities	11,780	(31,803)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$209,804	$95,621

During the year to date period ended September 30, 2017, operating activities generated $209.8 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $40.7 million, a decrease of $94.5 million in accounts receivable, a net inflow from non-cash expenses of $92.6 million, an increase of $11.8 million in accrued expenses, offset by an increase in prepaid expenses and other current assets of $21.1 million, a $1.8 million decrease in trade payable, and an increase of $7.3 million in inventories, net.

During the year to date period ended September 30, 2016, operating activities generated $95.6 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $151.8 million and a $83.5 million net inflow of non-cash expenses, a decrease of $5.7 million in inventories, net and an increase of $5.7 million in trade account payables. This was offset by a $112.3 million increase in trade accounts receivable, a $31.8 million decrease in accrued expenses and other liabilities, and an increase of $6.3 million in prepaid expenses and other current assets.

Investing Cash Flows

(amounts in thousands)	Nine Months Ended September 30,
	2017	2016
INVESTING ACTIVITIES:
Proceeds from disposal of assets	$4,811	$5,966
Payments for intangible assets	(200)	(3,875)
Purchases of property, plant and equipment	(77,538)	(48,884)
NET CASH USED IN INVESTING ACTIVITIES	$(72,927)	$(46,793)

We used $72.9 million in investing activities during the year to date period ended September 30, 2017, consisting of $77.5 million used to acquire fixed assets, partially offset by $4.8 million of inflows from the sales of investments in available-for-sale securities and disposal of fixed assets.  The increase from the prior year period was primarily driven by our ongoing effort to comply with the Drug Supply Chain Security Act ("DSCSA").

We used $46.8 million in investing activities during the year to date period ended September 30, 2016, consisting of $48.9 million used to acquire fixed assets and $3.9 million used to acquire other intangible assets, partially offset by $6.0 million from the sales of investments in available-for-sale securities.

[38]

Financing Cash Flows

(amounts in thousands)	Nine Months Ended September 30,
	2017	2016
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	$7,235	$8,891
Debt financing costs	—	(5,128)
Debt payments	—	(200,000)
Common stock repurchases	—	(25,000)
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	$7,235	$(221,237)

Financing activities generated $7.2 million in the year to date period ended September 30, 2017, from employee stock option exercise proceeds.

Financing activities used $221.2 million in the year to date period ended September 30, 2016, consisting of $200.0 million principal repayment on debt, $25.0 million of common stock repurchases and $5.1 million from the payment of debt financing costs incurred due to the consent waivers obtained in the period, partially offset by $8.9 million in proceeds under various option exercises.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the United States, India and Switzerland. Most notably, we continue to expend significant amounts in order to gain compliance with FDA requirements at AIPL. Furthermore, the Company expects to continue to expend significant amounts in order to comply with the  DSCSA. Our cash obligations include the principal and interest payments due on our Term Loans and any amount we may borrow under the JPMorgan Facility (as both described throughout this report) and the amount required to effect the repurchase of shares of our common stock in accordance with the Stock Repurchase Program discussed in Item 1, Note 11 - "Share Repurchases." As of September 30, 2017, the Company had $155.0 million remaining under the repurchase authorization. We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

In the second quarter of 2017, the Company committed to make a strategic investment of approximately $23.0 million in a direct-to-consumer ("DTC") campaign through print and media advertisements for its TheraTears® line of over-the-counter dry eye relief products. Of this amount, approximately $13.0 million is attributed to the fourth quarter of 2017. The DTC campaign was launched in early October 2017. The Company believes the DTC campaign will strengthen and grow the brand beginning in the fourth quarter of 2017.

Refer to Item 1, Note 8 - "Financing Arrangements" for further detail of debt obligations as of and for the quarter ended September 30, 2017.

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

[39]

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

[40]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information reported under Part II, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended September 30, 2017.

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

In prior filings, we identified and reported a material weakness in the Company’s internal control over financial reporting related to our internal controls over the accounting for indefinite-lived IPR&D-related intangible assets. As reported in our Form 10-Q filed on July 31, 2017, we have now executed our remediation plan and testing procedures.

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

Changes in Internal Control Over Financial Reporting

As described above, we have designed and implemented additional controls in connection with our remediation plan. Other than these additional controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

[41]

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

Completion of the Merger is subject to customary closing conditions, including but not limited to (1) there being no judgment or law enjoining or otherwise prohibiting the consummation of the Merger, (2) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as (3) the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. There is no assurance that the required regulatory approvals will be obtained, nor that the required closing conditions will be satisfied, and no assurance can be given as to the terms, conditions and timing of any approvals. Competing offers or acquisition proposals for Akorn may be made, resulting in delay of the Merger or termination of the Merger Agreement. Lawsuits have been filed and threatened against Akorn relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed in the time frame expected or at all. If the Merger is delayed or not completed, we may suffer a number of consequences, including a decline in our share price to the extent that the current price of our common stock reflects an assumption that the merger will be completed; negative publicity and a negative impression of us in the investment community and loss of business opportunities. Further, we have incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated. In some cases, a termination of the Merger Agreement will require Akorn to pay Fresenius Kabi a termination fee and additional expenses. In addition, Akorn could be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party's obligation under the Merger Agreement.

[42]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[43]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: November 1, 2017

[44]

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2017, filed on November 1, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[45]