Form 10-K
period 2017-12-31
AKORN INC
filed 2018-02-28
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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
(None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2017 was approximately $2,318.7 million based on the closing market price of $33.54 reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of February 16, 2018 was 125,258,177.

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” or other similar terms in this Annual Report on Form 10-K refer to Akorn, Inc. and its wholly-owned subsidiaries.

Certain statements in this Form 10-K are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “would,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements and may differ materially from those in the forward-looking statements as a result of various factors. See “Item 1A - Risk Factors.” As a result, you should not place undue reliance on any forward-looking statements. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois and Cranbury, New Jersey. In the fourth quarter of 2017, we moved our previous R&D center from Copiague, New York to Cranbury, New Jersey. We maintain other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

During the years ended December 31, 2017, 2016 and 2015, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Part II, Item 8, Note 12 - “Segment Information.”

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX. Our principal corporate office is located at 1925 West Field Court Suite 300, Lake Forest, Illinois 60045 with telephone number (847) 279-6100.

Merger Agreement: On April 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fresenius Kabi AG, a German stock corporation (“Parent”), Quercus Acquisition, Inc., a Louisiana corporation and wholly-owned subsidiary of Parent (“Merger Sub”) and, solely for purposes of Article VIII thereof, Fresenius SE & Co. KGaA, a German partnership limited by shares.  The Merger Agreement, which has been adopted by the Board of Directors of the Company, provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. On July 19, 2017, the Company's shareholders voted to approve the Merger Agreement.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each of the Company’s issued and outstanding shares of common stock, no par value per share (the “Shares”) (other than Shares owned by the Company or by Parent, Merger Sub or any direct or indirect wholly-owned subsidiary of the Company or of Parent (other than Merger Sub) immediately prior to the Effective Time), will be converted into the right to receive $34.00 in cash per Share (the “Merger Consideration”), without interest.

Completion of the Merger is subject to customary closing conditions, including (1) there being no judgment or law enjoining or otherwise prohibiting the consummation of the Merger and (2) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The obligation of each of the Company and Parent to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.

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

Prior to entering the Merger Agreement, we also sought to grow our business inorganically through strategic mergers, acquisitions, business development and licensing activities that provided the ability to move into new product areas or to build out our existing product areas.

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

All of our FDA approved facilities were inspected by the FDA in 2017. Our Paonta Sahib, Himachal Pradesh, India facility is not yet FDA approved. The Paonta Sahib facility is a sterile injectable facility with separate areas dedicated to general injectable products, carbapenem injectable products, cephalosporin injectable products and hormonal injectable products. In addition, the cephalosporin area of the facility has the ability to produce non-sterile oral cephalosporin products. We are actively pursuing FDA approval of this facility.

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

Specialty brands. Alongside our generic prescription pharmaceutical products, we market a portfolio of branded prescription pharmaceutical products, primarily in the ophthalmology area. While we continue to focus primarily on generic products, our branded portfolio allows us to leverage our sales and manufacturing infrastructure and deepen our relationships with customers.

OTC products. Our Akorn Consumer Health division (“ACH”) markets a portfolio of OTC brands and various formulations of private-label OTC pharmaceutical products. Our flagship OTC brand is TheraTears® Therapy for Your Eyes®, which is a family of therapeutic eye care products including dry eye therapy lubricating eye drops, eyelid and eyelash cleansing foam and eye nutrition supplements. We also market several specialty OTC products including, Zostrix®, Sinus Buster®, MagOx®, Maginex®, Multi-betic®, Diabetic Tussin® and Dia-Derm®.

Specialized Animal Health Products. We market a portfolio of branded and generic companion animal prescription pharmaceutical products under the Akorn Animal Health label. Our major animal health products include Anased® and VetaKet®, veterinary sedatives; Tolazine® and Yobine®, sedative reversing agents; and Butorphic®, a pain reliever.

Research & Development

We seek to continually grow our business by developing new products.  Internal R&D projects are carried out at our R&D facilities located in Vernon Hills, Illinois and Cranbury, New Jersey. In 2017, the Company consolidated its Copiague, New York R&D facility into its R&D facility in Cranbury, New Jersey. The majority of our product development activity takes place at our R&D facilities, while our manufacturing facilities provide support for the later phases of product development and exhibit batch production.  We believe that having our own dedicated R&D facilities allows us to significantly increase the size of our product pipeline as well as shorten the time between project start and filing with the FDA. As of December 31, 2017, we had 152 full-time employees directly involved in product R&D activities.

In addition to our internal development work, we strategically partner with drug development and contract manufacturing companies (“CMOs”) throughout the world for the development of drug products that we believe will complement our existing product offerings, but for which we may lack the expertise to develop, or the capability, capacity or cost-efficiencies to manufacture.  We may owe payments to these partners from time to time based on their achievement of milestones, up to and including launch of the subject development product.  Our development partners are typically responsible for manufacturing or sourcing of the finished product and may receive a royalty or a profit split from the sales of the product.

R&D costs are expensed as incurred. Such costs amounted to $80.5 million, $42.6 million and $40.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and include internal R&D expenses, milestone fees paid to our strategic partners and impairment expenses of in-process research and development projects (“IPR&D”).

During the year ended December 31, 2017, we submitted five new Abbreviated New Drug Application (“ANDA”) filings to the FDA. In the prior year ended December 31, 2016, we submitted 12 ANDA filings and three Abbreviated New Animal Drug Application (“ANADA”) filings while in 2015 we submitted 18 ANDA filings and one New Drug Application (“NDA”) filing to the FDA.

Akorn and its partners received 26 new-to-Akorn ANDA product approvals and one NDA approval from the FDA in the year ended December 31, 2017; seven ANDA approvals and three tentative ANDA approvals in 2016 and finally, 11 ANDA approvals, two ANADA approvals, one NDA product approvals, one supplemental ANDA approval and two tentative ANDA approvals in 2015.

As of December 31, 2017, we had 68 ANDA filings under FDA review. We plan to continue to regularly submit additional filings based on perceived market opportunities and our R&D pipeline.

See “Government Regulation” and Item 1A - Risk Factors — “Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products.”

Strategic Mergers and Acquisitions

Prior to entering into the Merger Agreement, we regularly evaluated and, where appropriate, executed opportunities to expand through the acquisition of products and companies in areas that we believed offer attractive opportunities for growth. Below is a summary of strategic business acquisitions that we made from 2014 to 2017. See Item 1A - Risk Factors for a description of risks that accompany our business and acquisitions.

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

Hi-Tech Pharmacal Co., Inc. On April 17, 2014, we completed the acquisition of Hi-Tech, which developed, manufactured and marketed generic and branded prescription and OTC drug products, and specialized in liquid and semi-solid dosage forms (the “Hi-Tech Acquisition”). The acquisition was approved by the shareholders of Hi-Tech on December 19, 2013, and was approved by the FTC on April 11, 2014 following review pursuant to provisions of the Hart-Scott Rodino Act (“HSR”). Hi-Tech’s ECR Pharmaceuticals subsidiary (“ECR”), which marketed branded prescription products, was divested during the year ended December 31, 2014.

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

Business Development and Licensing

Supplemental to our strategic mergers and acquisitions strategy, we also seek to enhance our current generic and branded product lines through the acquisition or licensing of on-market or in-development products that expand or complement our current branded and generic product portfolio. Below is a summary of product acquisition and licensing transactions that we made from 2013 to 2017. See Item 1A - Risk Factors for a description of risks that accompany our business development.

Lloyd Products Acquisition. To expand our animal health product portfolio, our wholly-owned subsidiary Akorn Animal Health, Inc. entered into a definitive product acquisition agreement on October 2, 2014 with Lloyd, Inc. to acquire certain rights and inventory related to a portfolio of animal health injectable products used in pain management and anesthesia.

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

Our Segments

The Company has identified two reportable segments with which we operate our business. These segments are the Prescription Pharmaceuticals Segment and the Consumer Health Segment.

Prescription Pharmaceuticals Segment. Our Prescription Pharmaceuticals segment primarily consists of generic and branded prescription pharmaceuticals in a variety of dosage forms, including sterile ophthalmics, injectables and inhalants and non-sterile oral liquids, topicals, nasal sprays and otics. We also market a number of pain management drugs, including drugs subject to the Controlled Substances Act. The segment represented 91.9% of our net revenue in 2017. Please see Part II, Item 8, Note 12 - “Segment Information” for further detail of the Prescription Pharmaceuticals segment.

While the majority of sales within the Prescription Pharmaceuticals segment are derived from generic products, Akorn markets a line of branded ophthalmic and respiratory products including brands such as Akten®, a topical ocular anesthetic gel, AzaSite®, an antibiotic used to treat bacterial conjunctivitis, Cosopt®, Cosopt® PF, Betimol® and Zioptan™, which are used in the treatment of glaucoma, and Xopenex® Inhalation Solution, used in the treatment or prevention of bronchospasm.

Consumer Health Segment. Our Consumer Health segment primarily consists of branded and private-label OTC products and animal health products dispensed by veterinary professionals. Our branded and private-label OTC products are primarily focused on ophthalmics including a leading dry eye treatment TheraTears® Therapy for Your Eyes®. We also market other OTC consumer health products including Mag-Ox®, a magnesium supplement, and the Diabetic Tussin® line of cough and cold products. Our animal health portfolio is focused on products complementary to our human health prescription portfolio, leveraging our R&D and manufacturing capabilities for alternative dosage form products. Major products within our animal health portfolio include Anased® and VetaKet® veterinary sedatives; Tolazine® and Yobine®, sedative reversing agents; and Butorphic®, a pain reliever. Please see Part II, Item 8, Note 12 "Segment Information" for further detail of the Consumer Health segment.

Our Products

Our major products are listed alphabetically below.

•
AK-FLUOR® (fluorescein injection, USP). We market our branded fluorescein injection as AK-FLUOR® 10% (100 mg/mL) and 25% (250 mg/mL). AK-FLUOR® is indicated in diagnostic fluorescein angiography or angioscopy of the retina and iris vasculature.

•
Atropine Sulfate Ophthalmic Solution. We received approval of our NDA for Atropine Sulfate Ophthalmic Solution, USP, 1% in July 2014. We had previously been marketing this product as an unapproved product.

•
Clobetasol Propionate Cream. We acquired Clobetasol Propionate Cream through the Hi-Tech Acquisition. In the acquisition, the Company also acquired other dosage forms of Clobetasol Propionate, including a gel, emollient cream, ointment and a topical solution.

•
Dehydrated Alcohol Injection. We began marketing Dehydrated Alcohol Injection, USP in 1997. Our Dehydrated Alcohol Injection is not an FDA approved product and to date our product has not been found by the FDA to be safe and effective.

•
Ephedrine Sulfate Injection. We originally began marketing Ephedrine Sulfate Injection, USP, 50 mg/mL in 1 mL single-dose ampules in 1997 as an unapproved product. In March 2017, we received FDA approval of our NDA for Ephedrine Sulfate Injection.

•
Myorisan™ (isotretinoin capsules, USP). We acquired Myorisan™ isotretinoin capsules, USP, in 10 mg, 20 mg and 40 mg strengths through the VersaPharm Acquisition. We subsequently received approval for the 30 mg strength in 2015.

•	Nembutal® Sodium Solution (pentobarbital sodium injection, USP). We market our pentobarbital sodium injection as Nembutal® Sodium Solution. Nembutal® is a DEA Schedule II controlled drug.

•	Phenylephrine Hydrochloride Ophthalmic Solution. We began marketing Phenylephrine Hydrochloride Ophthalmic Solution, USP, 2.5% shortly after FDA approval of our NDA in January 2015.

•
TheraTears® Dry Eye Therapy Lubricant Eye Drops. TheraTears® is an over-the-counter eye drop that is used as a lubricant to relieve dryness of the eye. TheraTears® unique hypotonic and electrolyte balanced formula replicates healthy tears.

•
Zioptan™. We acquired the rights to the U.S. NDA for Zioptan™ (tafluprost ophthalmic solution) 0.0015%, a preservative-free prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, in April 2014.

Most of the products discussed above have several generic equivalent competitors. In the year ended December 31, 2017, Ephedrine Sulfate Injection represented approximately 10%, of the Company’s total net revenue. None of the Company’s other products represented 10% or more of total net revenue.

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

Our field sales representatives promote ophthalmic products directly to retinal surgeons and ophthalmologists, and other pharmaceutical products directly to local hospitals in order to support compliance and pull-through against existing contracts. Our inside sales team augments our outside sales teams to sell products in markets where field sales would not be cost effective. Our national accounts sales team seeks to establish and maintain contracts with wholesalers, distributors, retail pharmacy chains and GPOs. As of the year ended December 31, 2017, we utilized a sales force of 84 field and inside sales representatives to promote our product portfolio. To support our sales efforts, we also have a customer service team and a marketing department focused on promoting and raising awareness about our product offerings.

Competition

Prescription Pharmaceuticals. The sourcing, marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. We compete principally on the quality of our products and services, reliability of our supply, breadth of our portfolio, depth of our customer relationships and price. Many of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See Item 1A - Risk Factors - “Our branded products may become subject to increased generic competition” for more information.

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

Consumer Health. Like our Prescription Pharmaceuticals segment, the sourcing, manufacturing and marketing of Consumer Health products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. With the Company’s relatively small OTC and animal health product portfolio, many of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. Within this market, we compete primarily on product offering, as well as price and service.

The companies that compete with our Consumer Health segment include both generic and name brand companies such as Johnson & Johnson, Perrigo Company plc., Pfizer Inc., and Valeant Pharmaceuticals International, Inc., among others.

Seasonality

The majority of our products do not experience significant seasonality.  We do market certain prescription pharmaceutical and consumer health products for the treatment of allergies which typically generate consumer demand in the warmer months as well as cough and cold products which typically generate higher consumer demand in the colder months, but we do not believe these products materially impact our overall sales trends. Additionally, we market various antidote products through our Prescription Pharmaceuticals segment, the sales of which are largely timed to the expiration of existing stock held by our customers.

Major Customers

For the years ended December 31, 2017, 2016 and 2015, a high percentage of our sales were to the three large wholesale drug distributors noted below.  These three wholesale drug distributors account for a significant portion of our gross sales, net revenue and accounts receivable in both of our segments. The three large wholesale drug distributors are:

•	AmerisourceBergen Corporation (“Amerisource”);

•	Cardinal Health, Inc. (“Cardinal”); and

•	McKesson Corporation (“McKesson”).

On a combined basis, these three wholesale drug distributors accounted for approximately 80.2% of our total gross sales and 63.5% of our net revenue in the year ended December 31, 2017, and 86.0% of our gross accounts receivable as of December 31, 2017. The difference between gross sales and net revenue is that gross sales is calculated before allowances for chargebacks, rebates, administrative fees and others, promotions and product returns (See Part II, Item 8, Note 2 - “Summary of Significant Accounting Policies” for more information).

The table below presents the percentages of our total gross sales, net revenue and gross trade accounts receivable attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2017, 2016 and 2015, respectively:

	2017			2016			2015
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	23.6%	19.1%	26.3%	29.5%	23.3%	35.6%	28.0%	23.2%	28.8%
Cardinal	17.5%	17.9%	21.1%	15.4%	16.3%	15.1%	19.7%	19.5%	26.1%
McKesson	39.1%	26.5%	38.6%	32.5%	24.2%	33.2%	30.1%	27.3%	27.9%
Combined Total	80.2%	63.5%	86.0%	77.4%	63.8%	83.9%	77.8%	70.0%	82.8%

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

Backorders

As of December 31, 2017, we had approximately $12.2 million of products on backorder as compared to approximately $15.5 million of backorders as of December 31, 2016 and $9.6 million as of December 31, 2015. We generally expect to fulfill all open backorders during 2018.

Foreign Sales

During the years ended December 31, 2017, 2016 and 2015, approximately $25.5 million, $26.3 million, and $37.0 million of our net revenue, respectively, was related to sales to customers in foreign countries.

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

No supplier represented 10% or more of our purchases in the years ended December 31, 2017, 2016 or 2015.  See Item 1A - Risk Factors - “Many of the raw materials and components used in our products come from a single source, the loss of any of which could have a material adverse effect on our business” and "A significant portion of our revenues are generated through the sale of products manufactured by third parties, the loss or failure of any of which may have a material adverse effect on our business, financial position and results of operations" for more information.

Manufacturing

We operate manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland and Paonta Sahib, Himachal Pradesh, India. See Item 2 - Properties, for more information. Through these manufacturing facilities we manufacture a diverse assortment of sterile and non-sterile pharmaceutical products including oral liquids, otics, nasal sprays, liquid injectables, lyophilized injectables, topical gels, creams and ointments; and ophthalmic solutions and ointments for both of our reportable segments. By location, these include:

•	Somerset, New Jersey — sterile ophthalmic solutions, ointments and gels

•	Decatur, Illinois — sterile liquid and lyophilized injectables and sterile ophthalmic solutions

•	Amityville, New York — sterile ophthalmic and otic solutions, sterile gels, and non-sterile nasal sprays, topical ointments and creams, oral liquids, and liquid unit dose cups

•	Hettlingen, Switzerland — sterile ophthalmic solutions, suspensions, gels and ointments

•	Paonta Sahib, Himachal Pradesh, India — sterile liquid injectables including cephalosporins, carbapenems, hormones and general injectables, as well as oral cephalosporins

Patents, Trademarks and Proprietary Property

We consider the protection of our patents, trademarks and proprietary rights important to maintaining and growing our business.  Through our acquisitions, we have increased the number and importance of trademarks related to our products and product lines.  Through acquisitions, we also acquired rights to the trade names for the branded, prescription ophthalmic products AzaSite®, Betimol®, Cosopt® PF, and Zioptan®, respiratory product Xopenex®, as well as OTC products TheraTears®, SinusBuster®, Mag-Ox®, Multi-betic® and Zostrix®. We are committed to maintaining and defending these trade names as they are important in supporting the success and growth of this business. In addition, we maintain and defend trademarks related to a number of internally-developed products, as well as others licensed from third parties.

We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate and advantageous to us.  The importance of these patents does not vary among our business segments.
We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. For more information, see Item 1A. Risk Factors - "Third parties may claim that we infringe their proprietary rights and may prevent or delay us from manufacturing and selling some of our new products" and "Our patents and proprietary rights may be challenged, circumvented or otherwise compromised by competitors, which may result in our protected products losing their market exclusivity and becoming subject to generic competition before their patents expire."
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

FDA approval is required before any prescription drug products can be marketed. New drugs require the filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are therapeutic equivalents of existing brand name drugs, require the filing of an ANDA. An ANDA does not, for the most part, require clinical studies since safety and efficacy have already been demonstrated by the product originator. However, the ANDA must provide data to support the bioequivalence of the generic drug product. The time required by the FDA to review and approve NDAs and ANDAs is variable and, to a large extent, beyond our control.

In 2017, all of our FDA approved facilities were inspected and are in good standing with the FDA.

DEA. We manufacture and distribute several controlled drug substances, the distribution and handling of which are regulated by the DEA, which imposes, among other things, certain licensing, security and record-keeping requirements, as well as quotas for the manufacture, purchase, storage and sale of controlled substances. Failure to comply with DEA regulations (and similar state regulations) can result in fines or seizure of product. There have not been any material fines, seizures or interruptions resulting from DEA inspections in any of the years ended December 31, 2017, 2016 and 2015.

We are subject to periodic inspections by the DEA in facilities where we manufacture, process or distribute controlled substances.  Our most recent DEA inspections conducted in April 2017 at our Decatur, Illinois and March 2017 at our Amityville, New York facilities resulted in no regulatory actions.

See Item 1A. Risk Factors - Risk factors under the "Risks Related to Regulations" category for more information.

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

Healthcare Fraud and Abuse Laws. We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. In the United States. there are various federal and state anti-kickback laws that prohibit payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these anti-kickback laws can lead to civil and/or criminal penalties, including fines, imprisonment and exclusion from participation in government healthcare programs. See Item 1A - Risk Factors - “Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions,” for more information. We are also subject to other healthcare laws, notably:

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

•
Federal Physician Payments Sunshine Act. The Federal Physician Payments Sunshine Act mandates annual reporting of various types of payments to physicians and teaching hospitals. Under the regulations, applicable drug, biological, device, and medical supply manufacturers are required to report to CMS payments or other transfers of value made to healthcare professionals and teaching hospitals, and the regulations also require the manufacturers and GPOs to report ownership and investment interests held by physicians or their immediate family members. The rule sets forth a reporting process that permits physicians, teaching hospitals, and physician owners and investors to dispute information reported by applicable manufacturers and GPOs. Under the regulations, information that is the subject of a dispute not resolved within the initial allotted 60-day review and dispute resolution period will be posted on CMS’s public website in the manner in which it was submitted by the manufacturer or GPO, rather than in a manner that includes the version provided by the disputing physician, teaching hospital, or physician owner or investor. Failure to comply with required reporting requirements could subject pharmaceutical manufacturers and others to substantial civil monetary penalties.

International Regulations. The Company and its employees are subject to the Foreign Corrupt Practices Act (“FCPA”). In addition, we have two international manufacturing facilities that are subject to laws and regulations that differ from those under which we operate in the United States. The regulatory agencies outside of the United States. that we interact with include Swissmedic in Switzerland and the Central Drugs Standard Control Organization in India.

Government Contracts

We maintain distribution contracts with the U.S. Federal Government, including the U.S. Department of Veterans Affairs, among others. A number of these contracts allow the U.S. Federal Government to terminate such contracts upon written notice. We do not believe that any single termination is likely or would be material to our operations.

Employees

As of December 31, 2017 we had a total of 2,308 employees globally, consisting of 2,284 permanent, full-time employees and 24 part-time or temporary employees. Our full and part time or temporary employees worked in the following locations:

Country	Full-Time	Part-Time or Temp
United States of America	1,706	3
India	425	—
Switzerland	153	21
Total	2,284	24

We believe we have good relations with our employees. Our full-time and part-time employees are not represented by collective bargaining agreements. All U.S. full-time Akorn employees are eligible to participate in the Company’s 401(k) Plan. The Company matches the employee contribution to 50% of the first 6% of an employee's eligible compensation.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service. During the years ended December 31, 2017, 2016 and 2015, plan-related expense totaled approximately $2.6 million, $2.2 million and $1.8 million, respectively. The Company's matching contribution is funded on a current basis.

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

Risks Related to the Proposed Merger.

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

•
The announcement and pendency of the Merger may impede Akorn’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally;

•	The attention of our employees and management may be diverted due to activities related to the Merger, which may affect our business operations;

•
Matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by Akorn management, which could harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers;

•
The Merger Agreement restricts us from engaging in certain actions without the approval of Fresenius Kabi, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger;

•	Shareholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability; and

•
The outcome of the Company’s and Fresenius Kabi’s investigations into alleged breaches of FDA data integrity requirements relating to product development at the Company, and any actions taken by the Company, Fresenius Kabi, third parties or the FDA as a result of such investigations may result in significant costs.

 The proposed Merger may not be completed in a timely manner or at all.

Completion of the Merger is subject to customary closing conditions, including but not limited to (1) there being no judgment or law enjoining or otherwise prohibiting the consummation of the Merger, (2) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as (3) the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. There is no assurance that the required regulatory approvals will be obtained, nor that the required closing conditions will be satisfied, and no assurance can be given as to the terms, conditions and timing of any approvals. Lawsuits have been filed and threatened against Akorn relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed in the time frame expected or at all. If the Merger is delayed or not completed, we may suffer a number of consequences, including a decline in our share price to the extent that the current price of our common stock reflects an assumption that the merger will be completed; negative publicity and a negative impression of us in the investment community and loss of business opportunities. Further, we have incurred, and will continue to incur, significant costs, expenses and fees for professional advisors and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated. In addition, Akorn could be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party's obligation under the Merger Agreement.

Risks Related to Our Business.

Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products.

Our strategy for growth is dependent upon our ability to develop products that can be promoted through current marketing and distribution channels and, when appropriate, the enhancement of such marketing and distribution channels. We may fail to meet our anticipated time schedule for the filing of new applications or may decide not to pursue applications that we have already submitted or had anticipated submitting. Our internal development of new pharmaceutical products is dependent upon the research and development capabilities of our personnel and our strategic business alliance infrastructure. We and our strategic business alliance partners might fail to develop new pharmaceutical products or acquired IPR&D or, if developed, we might fail to commercialize these new pharmaceutical products. In addition, we might not receive all necessary regulatory approvals or such approvals might involve delays, which may adversely affect the commercial success of our products. Our failure to develop new products or to receive regulatory approval of applications could have a material adverse effect on our business, financial condition and results of operations. Even if successfully developed and launched, no assurance can be given as to the actual size of the market for any product or the level of profitability and sales of the product.

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

Certain of the pharmaceutical products that we market, representing a significant portion of our net revenue, are manufactured by third parties that serve as our only supplier of those products. Any delays or failure of a contract manufacturing partner to supply finished goods timely or in adequate volume could impede our marketing of those products. We expect this risk to become more significant as we receive approvals for new products to be manufactured through our strategic partnerships and as we seek additional growth opportunities beyond the capacity and capabilities of our current manufacturing facilities. If we are unable to obtain or retain third-party manufacturers for these products on commercially acceptable terms, we may not be able to distribute such products as planned.  Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on a small number of wholesalers to distribute our products, the loss of any of which could have a material adverse effect on our business.

A small number of large wholesale drug distributors account for a significant portion of our gross sales, net revenue and accounts receivable. The following three wholesalers — Amerisource, Cardinal and McKesson — accounted for approximately 80% of total gross sales and 64% of total net revenue in 2017, and constituted 86% of gross trade receivables as of December 31, 2017. In addition to acting as distributors of our products, these three companies also distribute a broad range of healthcare products on behalf of many other companies. The loss of our relationship with one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for our hospital, retail and other customers, could have a material adverse impact on our revenue and results of operations.  A change in purchasing patterns or inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these wholesale drug distributors also could have a material adverse impact on our revenue, results of operations and cash flows.

We may be subject to significant disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold data in various data center facilities upon which our business depends. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches has had a material effect on our business, operations or reputation.  Any significant disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft, misuse or malfeasance could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information. Any of these events could result in the loss of key information, impair our production and supply chain processes, damage our reputation in the marketplace, deter people from purchasing our products, cause us to incur significant costs to remedy any damages, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses, and ultimately materially and adversely affect our business, results of operations, financial condition and price of our common stock.

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

Our inability to effectively manage or support our growth may have a material adverse effect on our business, financial position, results of operations and liquidity and could cause the price of our common stock to decline.

We have grown rapidly as a result of several acquisitions, and additional growth through acquisitions is possible in the future. This growth has put significant demands on our processes, systems and people. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be significant. If we are unable to hire and retain qualified employees and if we do not effectively invest in systems and processes to manage and support our growth and the challenges and difficulties associated with managing a larger, more complex business, and if we cannot effectively manage and integrate our increasingly diverse and global platform, there could be a material adverse effect on our business, financial position, results of operations or cash flows, and the price of our common stock could decline.

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

We become involved in legal proceedings and governmental investigations from time to time, any of which may result in substantial losses, government enforcement actions, damage to our business and reputation and place a strain on our internal resources.

In the ordinary course of our business, we become involved in legal proceedings with both private parties and certain government agencies, including the FDA. The restatement of our previously issued 2014 financial statements and the previous delay in our filing of 2015 financial statements resulted in various governmental investigations and shareholder lawsuits requiring our management to devote significant time and attention to these matters. This and any other substantial litigation may result in verdicts against us and government enforcement actions which may include significant monetary awards, judgments that certain of our intellectual property rights are invalid or unenforceable and injunctions preventing the manufacture, marketing and sale of our products. If disputes are resolved unfavorably, our business, financial condition and results of operations may be adversely affected. Any litigation, whether or not successful, may damage our reputation. Furthermore, we are likely to incur substantial expense in defending these lawsuits and the time demands of such lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations. See Part II, Item 8, Note 20 - "Legal Proceedings.

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

•
changes to contingent consideration liabilities, including accretion and fair value adjustments. A significant portion of these adjustments could be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Such charges could cause a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the price of our common stock to decline.

As of December 31, 2017, we had recorded $285.3 million and $569.5 million of Goodwill and Intangible assets, net, respectively on our consolidated balance sheet.

Failure to obtain regulatory certification of our manufacturing facility in India for production of pharmaceutical products for export to the United States, as well as other regulated world markets, could impair our ability to grow and adversely affect our business, financial condition and results of operations.

We operate a manufacturing campus in Paonta Sahib, India, which we acquired through a business combination in 2012. The manufacturing site has not yet received approval by the FDA to manufacture products for export to the United States. It is our intention to obtain certification from the FDA and other regulatory authorities to allow this facility to manufacture products for export to the United States and other regulated world markets.  An inability to obtain or maintain such certification could restrict our ability to achieve our growth objectives, which would adversely affect our business, financial condition and results of operations.

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

John N. Kapoor, Ph.D., through his stock ownership and his right to nominate up to three directors, could have an adverse effect on the price of our common stock and have substantial influence over our business strategies and policies.

John N. Kapoor, Ph.D., is a principal shareholder. As of December 31, 2017, Dr. Kapoor beneficially owns approximately 23% of our common stock. In addition, through the Kapoor Trust and EJ Financial, Dr. Kapoor is entitled to nominate up to three persons to serve on our Board. Mr. Brian Tambi was nominated for these purposes. The other seats for nomination are vacant. Nomination of any directors to our Board or any trading of our common stock by Dr. Kapoor and his related parties could have an adverse effect on the price of our common stock and an adverse effect on our business.

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

Drug wholesalers, drug retailers, and group purchasing organizations have undergone, and are continuing to undergo, significant consolidation. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face. Our net revenue and quarterly growth comparisons may be affected by fluctuations in the buying patterns of retail chains, major distributors and other trade buyers, whether resulting from seasonality, pricing, wholesaler buying decisions or other factors. In addition, since such a significant portion of our revenues is derived from relatively few customers, any financial difficulties experienced by a single customer, or any delay in receiving payments from a single customer, could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to extensive DEA regulation, which could result in our being fined or otherwise penalized if we are in non-compliance. The DEA could limit or reduce the amount of controlled substances that we are permitted to manufacture and market or issue fines and penalties against us for non-compliance with DEA regulations, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the Federal Drug Supply Chain Security Act (“DSCSA”) that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will become incrementally effective over a 10-year period. Failure to comply with regulations that require prescription drug manufacturers, including us, to label prescription products with a unique serial number at the saleable unit level could have a significant adverse impact on our business.

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

We market several generic prescription products that do not have formal FDA approvals. These products are non-application drugs that are manufactured and marketed without FDA approved filings on the basis of their having been marketed by the pharmaceutical industry prior to the 1962 Amendments of the FDC Act.  The FDA has increased its efforts to require companies to file and seek FDA approval for unapproved products, and when a product is approved, the FDA has typically increased its effort to remove other unapproved products from the market by issuing notices to companies currently manufacturing these products to cease its distribution of said products. In 2013, we discontinued marketing of a previously unapproved product after receipt of a Warning Letter in October 2012. During 2017, we marketed six such unapproved products, generating net revenue of approximately $132.4 million. Of the six products marketed during 2017, none were approved through either an ANDA or an NDA except Ephedrine Sulfate Injection which received NDA approval in March 2017. If the FDA issues Warning Letters or notices with respect to one or more of our unapproved products, we may be forced to discontinue manufacture and marketing of the affected products, which could have an adverse effect on our revenues and results of operations.

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

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. Pharmaceutical companies with patented brand products frequently sue companies that file applications to produce generic equivalents of their patented brand products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expire or are held to be not infringed, invalid, or unenforceable. When we or our development partners submit a filing to the FDA for approval of a generic drug, we or our development partners must certify: (i) that there is no patent listed by the FDA as covering the relevant brand product, (ii) that any patent listed as covering the brand product has expired, (iii) that the patent listed as covering the brand product will expire prior to the marketing of the generic product, in which case the filing will not be finally approved by the FDA until the expiration of such patent, or (iv) that any patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the filing is submitted.

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

The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who: (i) successfully challenge our patents or proprietary rights; (ii) obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business; or (iii) are able to circumvent our patent or proprietary rights position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed therefrom. Consequently, others could independently develop pharmaceutical products similar to or rendering obsolete those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or cause to be obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition and results of operations.  Additionally, our inability to successfully defend the existing patents on our products against Paragraph IV challenges by competing drug companies could have a material adverse effect on our business, financial condition and results of operations. For example, the patents that protect Azasite® were challenged by two generic competitors. We settled with one competitor and the courts found in our favor with the other. Zioptan™ currently faces challenges from generic competitors.

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

We have entered into various credit arrangements to fund certain of our operations and activities, principally business combinations. During the year ended December 31, 2014 we significantly increased our debt obligations through new term loans. As of December 31, 2017, our debt includes Term Loans with a remaining principal balance of $831.9 million. We also have available borrowing capacity under our credit facilities (See Part II, Item 8, Note 7 - “Financing Arrangements” for definitions and descriptions of our Term Loans and our credit facilities). A high level of indebtedness subjects us to a number of risks. In particular, a significant portion of our current indebtedness has variable interest terms meaning we are subject to the risks associated with higher interest rates, and moreover, a high level of indebtedness may impair our ability to obtain additional financing in the future and increases the risk that we may default on our debt obligations. In addition, our current debt arrangements require that we devote a significant portion of our cash flows to service amounts outstanding under those debt arrangements. We also are subject to various covenants with respect to our indebtedness, including the obligation to meet certain defined financial ratios and our ability to pay distributions to our shareholders is restricted. Further, our indebtedness may restrict or otherwise impair our ability to raise additional capital through other debt financing, which could restrict our ability to grow our business. Our ability to meet our debt obligations, to comply with all required covenants, and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

We may not generate cash flow sufficient to pay interest and make required principal repayments on our Term Loans.

On April 17, 2014, upon completing the Hi-Tech Acquisition, we entered into a $600.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Existing Term Loan”) and on August 12, 2014, upon completing the VersaPharm Acquisition, we entered into a $445.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Incremental Term Loan”). The Existing Term loan and Incremental Term Loan are collectively the “Term Loans.” The Term Loans significantly increased our debt obligations. The Term Loans bear interest at a variable rate at a margin above prime or LIBOR, at our election. The outstanding balance of the Term Loans, which was $831.9 million as of December 31, 2017, is due and payable on April 17, 2021. If we do not generate sufficient operating cash flows to fund these payments or obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our principal and interest payment obligations when those obligations are due, which would place us into default under the terms of the Existing Term Loan and the Incremental Term Loan. Such default would have a material adverse effect on our business, financial condition and results of operations. Further, our borrowings are secured by all or substantially all of the Company’s assets. If the Company defaults on its obligations under the Existing Term Loan or the Incremental Term Loans, the lenders may be able to foreclose upon its security interest and otherwise be entitled to obtain or control Company assets.

Risks Related to Our Common Stock.

Exercise of options and granting of restricted stock units, may have a substantial dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any stock options is in excess of the various exercise prices of such options, exercise of such options would have a dilutive effect on our common stock. As of December 31, 2017, holders of our outstanding options would receive 4.1 million shares of our common stock at a weighted average exercise price of $28.95 per share, and holders of unvested restricted stock units would receive 0.9 million shares of our common stock should all their restricted stock units vest.

Our announced stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In July 2016, the Board authorized a stock repurchase program (the "Stock Repurchase Program") that would allow the Company to effect repurchases from time to time in the open market, in privately negotiated transactions or otherwise, including accelerated stock repurchase arrangements. During 2016, the Company repurchased a total of approximately 1.8 million shares at an average price of $24.89 per share of common stock. The timing and actual number of shares repurchased under the Stock Repurchase Program has depended on a variety of factors, including the timing of open trading windows, price, corporate and regulatory requirements and other market conditions. Pursuant to the terms of the Merger Agreement, the Company is generally not permitted to repurchase shares, however, any repurchases pursuant to such program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will occur or that if they do, that they will enhance stockholder value as the market price of our common stock may decline below the levels at which we repurchased shares of common stock. In addition, short-term stock price fluctuations could reduce the program’s effectiveness.

We may issue preferred stock and the terms of such preferred stock may reduce the market value of our common stock.

We are authorized to issue up to a total of 5 million shares of preferred stock in one or more series subject to certain limitations, without further action by holders of our common stock. Pursuant to the terms of the Merger Agreement, we are generally not permitted to issue such preferred stock, however, if we did issue shares of preferred stock, it could affect the rights or reduce the market value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Owned Locations

As of December 31, 2017, the Company owns three facilities in Decatur, Illinois.  The Wyckles Road facility, which consists of 76,000 square feet of building space, is used for packaging, warehousing, distribution, and office space. The Company also owns approximately 7 acres of additional currently undeveloped land adjacent to the Wyckles facility.  The Grand Avenue facility is a 65,000 square-foot manufacturing facility. A third facility is a 750 square-foot storage unit. The Company also has a 58,199 square-foot office and laboratory expansion under construction adjacent to the Grand Avenue facility. The Decatur facilities support the Prescription Pharmaceuticals and Consumer Health segments.

The Company owns five buildings in Hettlingen, Switzerland which support the Prescription Pharmaceuticals and Consumer Health segments with approximately 17,500 square-feet of manufacturing, office and storage space, and approximately 1.5 acres of additional currently undeveloped land.

The Company owns seven facilities in Amityville and Copiague, New York, with a total of approximately 225,000 square-feet. These facilities support the Prescription Pharmaceuticals and Consumer Health segments:

•	42,000 square-foot facility dedicated to liquid and semi-solid production,

•	28,000 square-foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories,

•	72,000 square-foot facility used for warehousing finished goods,

•	22,000 square-foot facility with 4,000 square feet of office space and 18,000 square feet of warehouse space,

•	8,000 square-foot office building utilized for administrative functions,

•	35,000 square-foot facility with mixed office, laboratory and manufacturing space,

•	18,000 square-foot building with mixed office and laboratory space.

Our manufacturing facilities in Decatur, Illinois, Amityville, New York and Hettlingen, Switzerland are expected to be adequate to accommodate our current manufacturing needs.

The Company owns and operates approximately 383,000 square feet of pharmaceutical manufacturing, warehousing and distribution facilities situated on approximately 14 acres of land in Paonta Sahib, Himachal Pradesh, India.  The Company will gain additional capacity to support continued growth if the manufacturing facility in Paonta Sahib, India receives FDA approval to manufacture products for shipment to the U.S. market.

Leased Locations

The Company leases four facilities in Somerset, New Jersey. One is a 50,000 square-foot facility used for drug manufacturing, research and development and administrative activities related to our Prescription Pharmaceuticals segment. The second facility is a 15,000 square foot facility used for a quality laboratory and additional office space. The third facility is a 6,600 square foot on-site warehouse, and the fourth facility is a 52,000 square-foot warehouse. The Company also leases a facility in Cranbury, New Jersey that is approximately 48,000 square feet used for research and development activities and a 3,143 square-foot laboratory space in Winterthur, Switzerland.

Our corporate headquarters and administrative offices consist of 58,000 square feet of leased space in two office buildings in Lake Forest, Illinois.  In Gurnee, Illinois, we lease approximately 161,000 square feet of space for our product warehousing and distribution needs.  In Vernon Hills, Illinois, the Company leases approximately 28,000 square feet used for research and development activities.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers  of the Company

The following table identifies our current executive officers, the positions they hold, and the year in which they became an officer, as of February 16, 2018.  Our officers are appointed by the Board to hold office until their successors are elected and qualified.

Name	Position	Age	Year Became Officer

Raj Rai	Chief Executive Officer (“CEO”)	51	2009
Duane A. Portwood	Chief Financial Officer (“CFO”)	51	2015
Joseph Bonaccorsi	Executive Vice President, General Counsel, and Secretary (“General Counsel”)	53	2009
Bruce Kutinsky	Chief Operating Officer (“COO”)	52	2011
Steven Lichter	Executive Vice President, Pharmaceutical Operations	59	2015
Randall E. Pollard	Senior Vice President, Finance, and Chief Accounting Officer ("CAO")	46	2015
Jonathan Kafer	Executive Vice President, Sales and Marketing	54	2016

Raj Rai.  Mr. Rai was appointed Interim Chief Executive Officer in 2009, and appointed Chief Executive Officer in May 2010. He had been appointed Strategic Consultant to the Special Committee of the Board in February 2009, following the departure of our former President and Chief Executive Officer. Prior to joining Akorn, Mr. Rai was the President and CEO of Option Care, Inc., a leading provider of home infusion pharmacy and specialty pharmacy services, which was acquired by Walgreen Co. (now known as Walgreens Boots Alliance, Inc.) in August 2007. Mr. Rai previously served on the board of directors of SeQual Technologies Inc.

Duane A. Portwood.  Mr. Portwood joined Akorn in 2015 as the Chief Financial Officer. He previously worked for The Home Depot, Inc., where he was their Vice President & Corporate Controller since 2006. In that role, he was responsible for all of Home Depot’s accounting and financial reporting functions, as well as its financial operations and internal controls. Prior to Home Depot, Mr. Portwood served with the Wm. Wrigley Jr. Company from 1999 to 2006 in a number of accounting and finance leadership roles of increasing responsibility, most recently as Corporate Controller. Mr. Portwood began his career with Price Waterhouse LLP, where he held numerous leadership positions in their audit and transaction support practices. Mr. Portwood, previously a Certified Public Account, holds an M.B.A. with Honors from the University of Chicago Booth School of Business and a B.S. in Business Administration from the University of Montana.

Joseph Bonaccorsi.  Mr. Bonaccorsi, Executive Vice President, Secretary and General Counsel, joined Akorn in 2009. Mr. Bonaccorsi came to Akorn from Walgreen Co., where he served as Senior Vice President Mergers & Acquisition and Counsel for the Walgreens-Option Care Home Care division. Mr. Bonaccorsi joined Option Care, Inc. in 2002, where he served as Senior Vice President, General Counsel, Secretary and Corporate Compliance Officer through 2007. Prior to joining Option Care, Inc., he was in private law practice in Chicago, Illinois. He received his B.S. degree from Northwestern University and his Juris Doctorate from Loyola University School of Law, Chicago.

Bruce Kutinsky, Pharm.D.  Dr. Kutinsky joined Akorn in 2010 as Senior Vice President of Corporate Strategy and was named President, Consumer Health Division following the Company’s acquisition of Advanced Vision Research, Inc. in May 2011. In September 2012, Dr. Kutinsky was appointed to serve as Akorn’s Chief Operating Officer. Before joining Akorn, Dr. Kutinsky was Vice President - Strategic Solutions for Walgreens. Prior to that, Dr. Kutinsky served in various roles at Option Care, Inc. from 1997 to 2007, the most recent of which was as Executive Vice President, Specialty Pharmacy. Dr. Kutinsky holds a Doctor of Pharmacy degree from the University of Michigan.

Steve Lichter. Mr. Lichter joined Akorn in 2015 as Executive Vice President, Pharmaceutical Operations. Mr. Lichter joined Akorn from Abbott Laboratories, where he served in various leadership roles over 32 years, most recently as Corporate Vice President, Operations, for Abbott’s Established Pharmaceutical Division in Switzerland. In this role, Mr. Lichter was responsible for the division’s global supply chain operations including active and finished drug product manufacturing, procurement, manufacturing, engineering and commercial operations. Mr. Lichter holds a B.S. in Business Management and an M.B.A. from Northern Illinois University.

Randall E. Pollard.  Mr. Pollard joined Akorn in 2015 as Vice President, Corporate Controller and is currently serving as Senior Vice President, Finance, and Chief Accounting Officer. Mr. Pollard joined Akorn from Novartis Pharmaceuticals, where he most recently served as the head of accounting and reporting for Novartis’ generic division, Sandoz. During his tenure at Novartis, Mr. Pollard also served as Controller of the Sandoz division. Prior to Novartis/Sandoz, he had served in various financial leadership roles at Wyeth Pharmaceutics and Mayne Pharma. Mr. Pollard began his career in public accounting at Arthur Andersen. Mr. Pollard is a Certified Public Accountant and holds a B.S. in Accounting from Pennsylvania State University and an M.B.A. from Fairleigh Dickinson University.

Jonathan Kafer. Mr. Kafer joined Akorn in 2015 as Executive Vice President, Sales and Marketing. Mr. Kafer joined Akorn from Allergan, Inc., where he was previously the Vice President, Account Management. At Allergan, Mr. Kafer was responsible for all trade activity within Allergan’s wholesale, retail specialty pharmacy, e-Solutions and managed market channels for all of Allergan’s business units. Prior to Allergan, Mr. Kafer was the Vice President of Sales and Marketing for Health Systems at Teva Pharmaceuticals. Mr. Kafer has also served in various senior management roles at AAIPharma, Xanodyne Pharmaceuticals, HealthNexis and Novartis. Mr. Kafer holds a B.A. in Organizational Communications from The Ohio State University.

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

	High	Low
Year Ended December 31, 2017
4th Quarter (October 1, 2017 - December 31, 2017)	$33.55	$31.75
3rd Quarter (July 1, 2017 - September 30, 2017)	33.73	31.82
2nd Quarter (April 1, 2017 - June 30, 2017)	34.00	23.17
1st Quarter (January 1, 2017 - March 31, 2017)	25.13	17.74
Year Ended December 31, 2016
4th Quarter (October 1, 2016 - December 31, 2016)	$28.42	$17.61
3rd Quarter (July 1, 2016 - September 30, 2016)	35.40	26.07
2nd Quarter (April 1, 2016 - June 30, 2016)	31.92	19.18
1st Quarter (January 1, 2016 - March 31, 2016)	39.46	17.57

As of February 16, 2018, there were 125,258,177 shares of our common stock outstanding, held by 260 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on February 16, 2018 was $31.85 per share.

The Company did not pay cash dividends in 2017, 2016 or 2015 and does not expect to pay dividends on its common stock in the foreseeable future. Moreover, we may be restricted or limited from making dividend payments pursuant to the terms of our financing arrangements with certain other financial institutions (see Item 8, Note 7 - "Financing Arrangements”).

The Company did not repurchase any of its common stock during 2017 or 2015. During 2016, the Company repurchased a total of approximately $1.8 million shares at an average price of $24.89 per share of common stock. See Item 8, Note 21 - "Share Repurchases" for further information. The following table sets forth the summary of the Company's repurchase activity during each quarter in 2016.

Period	Total Number of Shares Repurchased	Average Price Paid per Share (including commission costs)	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
September 1-30, 2016	901,382	$27.74	901,382	$174,995,663.32
November 1-30, 2016	906,451	$22.06	1,807,833	$154,999,354.26
Total	1,807,833	$24.89	1,807,833	$154,999,354.26

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

The graph below compares the cumulative shareholder return on our common stock with the NASDAQ Composite Index (ticker symbol: ^IXIC) and the NASDAQ Health Care Index (ticker symbol: ^IXHC) over the last five years through December 31, 2017.  The graph assumes $100 was invested in our common stock, as well as the two indices presented, at the end of December 2012 and that all dividends were reinvested during the subsequent five-year period.

Total Return Chart	2012	2013	2014	2015	2016	2017
NASDAQ Composite Index (^IXIC)	100	138	157	166	178	212
NASDAQ Health Care Index (^IXHC)	100	157	202	216	179	217
Akorn, Inc. (AKRX)	100	184	271	279	163	241

Item 6. Selected Financial Data

The following table sets forth selected summary historical financial data.  We have prepared this table using our consolidated financial statements for the five years ended December 31, 2017.  Our consolidated financial statements upon which the selected summary historical financial data is derived were audited by BDO USA, LLP (“BDO”), independent registered public accounting firm, during each of the five years ended December 31, 2017, 2016, 2015, 2014 and 2013. This summary should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

	Years Ended December 31,
	2017	2016	2015 (1)	2014 (1)	2013
(In thousands, except per share data)
Revenues	$841,045	$1,116,843	$985,076	$555,048	$317,711
Gross profit	433,147	674,271	596,012	261,360	171,904
Operating (loss) income	(17,656)	327,571	294,611	60,816	88,204
Interest expense, net, amortization of deferred financing costs and other non-operating income (expense), net	(41,542)	(56,271)	(62,455)	(35,474)	(5,309)
Pretax (loss) income from continuing operations	(59,198)	271,300	232,156	25,342	82,895
Income tax (benefit) provision from continuing operations	(34,648)	87,057	81,358	10,954	30,533
(Loss) income from continuing operations	$(24,550)	$184,243	$150,798	$14,388	$52,362
Weighted average shares outstanding:
Basic	124,790	122,869	116,980	103,480	96,181
Diluted	124,790	125,801	125,762	109,588	113,898
PER SHARE:
Equity, per diluted share	$6.66	$6.51	$4.94	$3.25	$2.28
(Loss) income from continuing operations per share:
Basic	$(0.20)	$1.50	$1.29	$0.14	$0.54
Diluted	$(0.20)	$1.47	$1.22	$0.13	$0.46
Share Price: High	$34.00	$39.46	$57.10	$45.25	$26.16
Low	$17.74	$17.57	$19.08	$20.52	$12.44
BALANCE SHEET DATA:
Current assets	$730,151	$685,811	$708,132	$437,750	$169,108
Net property, plant & equipment	$313,418	$238,404	$179,614	$144,196	$82,108
Total assets	$1,909,511	$1,973,720	$2,042,545	$1,832,150	$426,129
Current liabilities	$171,089	$175,555	$231,376	$150,853	$61,245
Long-term obligations, less current installments	$907,177	$978,981	$1,189,604	$1,324,990	$104,704
Shareholders’ equity	$831,245	$819,184	$621,565	$356,307	$260,180
CASH FLOW DATA:
Cash provided by operating activities	$249,264	$167,759	$297,648	$40,442	$57,326
Cash used in investing activities	$(90,555)	$(72,922)	$(53,718)	$(966,874)	$(66,874)
Cash provided by (used in) financing activities	$7,594	$(240,333)	$31,908	$963,116	$3,118
Effect of changes in exchange rates	$1,044	$2	$(251)	$(183)	$(173)
Increase/(decrease) in cash and cash equivalents	$167,347	$(145,494)	$275,587	$36,501	$(6,603)

(1) Years 2014 and 2015 include the effects of acquisitions such as Akorn AG, VersaPharm and Hi-Tech Pharmacal Co., Inc.

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

New Product Development:

During the year ended December 31, 2017, we submitted five new Abbreviated New Drug Application (“ANDA”) filings to the FDA. In the prior year ended December 31, 2016, we submitted 12 ANDA filings and three Abbreviated New Animal Drug Application (“ANADA”) filings while in 2015 we submitted 18 ANDA filings and one New Drug Application (“NDA”) filing to the FDA. Akorn and its partners received 26 new-to-Akorn ANDA product approvals and one NDA approval from the FDA in the year ended December 31, 2017; seven ANDA approvals and three tentative ANDA approvals in 2016 and finally, 11 ANDA approvals, two ANADA approvals, one NDA product approvals, one supplemental ANDA approval and two tentative ANDA approvals in 2015. As of December 31, 2017, we had 68 ANDA filings under FDA review. We plan to continue to regularly submit additional filings based on perceived market opportunities and our R&D pipeline. We continue to develop new products internally; as well as partner with other drug companies for products that we would not intend to manufacture ourselves. Our R&D expense in the year ended December 31, 2017 was $80.5 million as compared to $42.6 million in the prior year ended December 31, 2016.

Revenue & Gross Profit:

Net revenue was $841.0 million for the twelve-month period ended December 31, 2017, representing a decrease of $275.8 million, or 24.7%, as compared to net revenue of $1,116.8 million for the twelve-month period ended December 31, 2016.  The decrease in net revenue in the period was primarily due to $279.1 million decline in organic revenue. The $279.1 million decline in organic revenue was due to approximately $192 million and $87 million declines in volume declines and price erosion, respectively. Consolidated gross profit for the twelve-month period ended December 31, 2017 was $433.1 million, or 51.5% of revenue, compared to $674.3 million, or 60.4% of revenue, for the twelve-month period ended December 31, 2016.  The decline in the gross profit percentage was principally due to unfavorable product mix shifts driven by the effect of competition on one of our major products.

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

RESULTS OF OPERATIONS

For the years 2017, 2016 and 2015, we have identified and reported operating results for two distinct business segments:  Prescription Pharmaceuticals and Consumer Health. Our reported results by segment are based upon various internal financial reports that disaggregate certain operating information. Our Chief Operating Decision Maker (CODM), as defined in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, is our Chief Executive Officer (CEO).  Our CEO oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information (See Item 8, Note 12 – “Segment Information” for further discussion).

The following table sets forth amounts and percentages of total revenue for certain items from our Consolidated Statements of Comprehensive Income and our segment reporting information for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	2017		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$772,524	91.9%	$1,053,579	94.3%	$924,472	93.8%
Consumer Health	68,521	8.1%	63,264	5.7%	60,604	6.2%
Total revenues	841,045	100.0%	1,116,843	100.0%	985,076	100.0%
Gross profit and gross margin percentage:
Prescription Pharmaceuticals	403,023	52.2%	645,078	61.2%	566,298	61.3%
Consumer Health	30,124	44.0%	29,193	46.1%	29,714	49.0%
Total gross profit	433,147	51.5%	674,271	60.4%	596,012	60.5%
Operating expenses:
Selling, general & administrative expenses	216,086	25.7%	197,501	17.7%	162,205	16.5%
Acquisition-related costs	159	—%	364	—%	1,841	0.2%
Research and development expenses	80,502	9.6%	42,603	3.8%	40,707	4.1%
Amortization of intangibles	61,443	7.3%	65,713	5.9%	66,272	6.7%
Impairment of intangible assets	92,613	11.0%	40,519	3.6%	30,376	3.1%
Operating (loss) income	$(17,656)	(2.1)%	$327,571	29.3%	$294,611	29.9%
(Loss) income from continuing operations	(24,550)	(2.9)%	184,243	16.5%	150,798	15.3%
Net (loss) income	$(24,550)	(2.9)%	$184,243	16.5%	$150,798	15.3%

COMPARISON OF YEARS ENDED DECEMBER 31, 2017 AND 2016

Net revenue was $841.0 million for the twelve-month period ended December 31, 2017, representing a decrease of $275.8 million, or 24.7%, as compared to net revenue of $1,116.8 million for the twelve-month period ended December 31, 2016.  The decrease in net revenue in the period was primarily due to $279.1 million decline in organic revenue. The $279.1 million decline in organic revenue was due to approximately $192 million and $87 million declines in volume and price erosion, respectively. The organic revenue decline was principally due to the effect of competition on Ephedrine Sulfate Injection, as well as Lidocaine Ointment. Additionally, other key products, such as Progesterone and Clobetasol Ointment, experienced more significant than expected declines in net revenue as a result of increased competition consistent with observed industry trends in 2017.  In addition, the Company experienced more than normal supply disruptions for certain products during the year, resulting in lower net revenue. While the Company received 26 new-to-Akorn ANDA product approvals and launched 21 new products during 2017, it was unable to offset the overall net revenue decline through new product launches or new business opportunities.

The Prescription Pharmaceuticals segment revenues of $772.5 million for the twelve-month period ended December 31, 2017 represented a decrease of $281.1 million, or 26.7%, as compared to revenues of $1,053.6 million for twelve-month period ended December 31, 2016.

The Consumer Health segment revenues of $68.5 million for the twelve-month period ended December 31, 2017 represented an increase of $5.3 million, or 8.3%, as compared to revenues of $63.3 million for twelve-month period ended December 31, 2016.

The net revenue for the twelve-month period ended December 31, 2017 of $841.0 million was net of adjustments totaling $1,510.0 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for 2017 were $953.3 million, or 40.5% of gross sales, compared to $1,218.6 million, or 42.1% of gross sales, in 2016.  The $265.2 million decrease in chargeback expense was due to lower gross sales in the current year as compared to prior year. Rebates, administrative fees and other expenses for the twelve-month period ended December 31, 2017 were $476.6 million, or 20.3% of gross sales, compared to $463.7 million, or 16.0% for twelve-month period ended December 31, 2016. The $12.9 million increase in rebates, administrative fees and other expenses was due to the impact of product and customer mix. Our product returns provision for the twelve-month period ended December 31, 2017 was $26.9 million, or 1.1% of gross sales, compared to $28.3 million, or 1.0% of gross sales, for twelve-month period ended December 31, 2016.  Discounts and allowances were $45.3 million or 1.9% of gross sales for the twelve-month period ended December 31, 2017, compared to $55.5 million, or 1.9% of gross sales for the twelve-month period ended

December 31, 2016. Advertisement and promotion expenses were $7.9 million or 0.3% of gross sales for the twelve-month period ended December 31, 2017, compared to $8.4 million, or 0.3% of gross sales for the twelve-month period ended December 31, 2016.

Consolidated gross profit for the twelve-month period ended December 31, 2017 was $433.1 million, or 51.5% of revenue, compared to $674.3 million, or 60.4% of revenue, for the twelve-month period ended December 31, 2016.  The decline in the gross profit percentage was principally due to unfavorable product mix shifts primarily driven by the effect of competition on one of our major products.

Total operating expenses were $450.8 million in the twelve-month period ended December 31, 2017, an increase of $104.1 million, or 30.0%, from the comparative prior year period amount of $346.7 million. The $104.1 million increase was primarily driven by respective increases of $52.1 million, $37.9 million and $18.6 million in Impairment of intangible assets, Research and development (“R&D”) expenses and Selling, general and administrative (“SG&A”) expenses that were partially offset by a decrease of $4.3 million in Amortization of intangibles. The following is a discussion of the main drivers of the increase:

During 2017, the Company impaired eight currently marketed products licensing rights primarily due to price erosion, while in 2016, the Company impaired eight currently marketed products licensing rights due to market dynamics. The total impairment expense in 2017 was $92.6 million, or 11.0%, of sales as compared to $40.5 million, or 3.6% of sales, in 2016.

R&D expenses were $80.5 million in 2017, an increase of $37.9 million or 89.0% over the prior year expenses of $42.6 million.  The $37.9 million increase was primarily due to IPR&D and Product licensing rights impairments of $35.5 million during 2017 compared to IPR&D impairments of $3.9 million during 2016.

SG&A expenses were $216.1 million in 2017, an increase of $18.6 million, or 9.4%, over the prior year expenses of $197.5 million. The primary drivers of the $18.6 million increase were $15.4 million in marketing and advertising expenses in 2017, of which $13.1 million was related to the TheraTears® direct-to-consumer ("DTC") advertising campaign, $7.9 million expenses related to the proposed Merger between Fresenius Kabi and Akorn, Inc., $7.5 million of net increase in Other SG&A expenses and $4.2 million increase in legal and audit expenses, which are being partially offset by a $16.9 million decrease in restatement related expenses.

 During 2017, the Company incurred non-operating expenses totaling $41.5 million compared to $56.3 million during 2016.  The $14.8 million decrease was primarily driven by respective decreases of $5.6 million, $4.7 million and $4.5 million in amortization of deferred financing costs, interest expense, net and other non-operating income (expense), net. The main drivers of the net decrease were comprised of the following:

Amortization of deferred financing costs totaled approximately $5.2 million in 2017, a decrease of $5.6 million as compared to the $10.8 million recognized in 2016.  The decrease in deferred financing costs in the year was principally due to 2016 expense including a deferred financing fee write-down associated with $200.0 million principal repayment of the Term loans in February 2016.

Interest expense, net was $38.1 million in 2017, compared to $42.7 million in 2016.  The decrease in 2017 was primarily due to increased capitalized interest and the effects of the conversion of the Convertible Notes on June 1, 2016.

Income tax benefit was $34.6 million based on an effective tax provision rate of approximately 58.5% in 2017, compared to an income tax expense of $87.1 million in 2016 based on an effective tax provision rate of approximately 32.1%. The change in the tax rate experienced by the company was driven principally by $26.9 million tax benefit resulting from the re-measurement of U.S. deferred tax assets and liabilities at the lower enacted corporate tax rate included in the Tax Cuts and Jobs Act (the “ Tax Act”). In the absence of the changes in the Tax Act, our tax benefit for 2017 would have been $7.7 million, with an effective tax provision rate of approximately 13.1%. The Company’s foreign subsidiaries do not have accumulated earnings that they can distribute; therefore, the provisions of the Act that related to the repatriation of foreign earnings are not applicable to the Company at December 31, 2017. The benefit resulting from the re-measurement of U.S. deferred tax assets and liabilities was partially offset by an accrual of $15.7 million of penalties and interest that could result from adverse results of income tax examinations. Absent the effects of both the reduction in our Deferred tax liability and the accrual of the penalties and interest, the income tax rate would have been approximately 39.5%.

The Company reported a net loss of $24.6 million for the twelve-month period ended December 31, 2017, or 2.9% of net revenue, compared to net income of $184.2 million, for the twelve-month period ended December 31, 2016 or 16.5% of net revenue.

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

2016 revenues from our Prescription Pharmaceuticals segment were $1,053.6 million, an increase of $129.1 million, or 14.0%, from the prior year.  This increase was primarily related to organic growth which generated $132.6 million of the change and sales of new and re-launched products, which accounted for $22.2 million of the increase. These increases were partially offset by a decrease in revenues from products divested or discontinued in the current or prior year which reduced comparative period revenues by $17.0 million and a decrease in acquisition revenues from the Akorn AG acquisition of $8.7 million.

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

FINANCIAL CONDITION AND LIQUIDITY

Cash and Cash Equivalents

As of December 31, 2017, we had cash and cash equivalents of $368.1 million, which is $167.3 million higher than our cash and cash equivalents balance of $200.8 million as of December 31, 2016.  This increase in 2017 in cash and cash equivalents was driven by operating cash inflows of $249.3 million and financing cash inflows of $7.6 million, partially offset by investing cash outflows of $90.6 million.  Our net working capital was $559.1 million at December 31, 2017, compared to $510.3 million at December 31, 2016, an increase of $48.8 million.

Operating Cash Flows

	Year ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(24,550)	$184,243	$150,798
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	85,173	87,963	86,924
Impairment of intangible assets	128,127	44,369	33,003
Amortization of deferred financing fees	5,216	10,760	4,350
Amortization of favorable contracts	—	—	71
Amortization of inventory step-up	—	—	4,681
Non-cash stock compensation expense	21,018	15,412	12,997
Non-cash interest expense	—	777	2,778
Non-cash gain on bargain purchase	—	—	(849)
Income from available-for-sale securities	(3,032)	—	—
Deferred income taxes, net	(115,249)	(32,934)	(46,130)
Excess tax benefit from stock compensation	—	—	(47,997)
Loss on extinguishment of debt	—	—	1,243
Gain on sale of available-for-sale security	199	45	237
Other	(307)	(4,888)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	141,979	(132,617)	40,287
Inventories, net	(8,367)	10,208	(50,729)
Prepaid expenses and other current assets	(14,120)	(6,494)	17,574
Trade accounts payable	(9,223)	6,139	(4,819)
Accrued expenses and other liabilities	42,400	(15,224)	93,229
NET CASH PROVIDED BY OPERATING ACTIVITIES	249,264	167,759	297,648

During 2017, we generated $249.3 million in cash flow from operations.  This positive operating cash flow was primarily driven by a decrease of $142.0 million in trade accounts receivable, net, add backs of impairment of intangible assets of 128.1 million and add backs of depreciation and amortization of 85.2 million, partially offset by a net loss of $24.6 million and a reduction in net deferred tax liabilities of $115.2 million.

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

Investing Cash Flows

	Year ended December 31,
	2017	2016	2015
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	—	—	(24,408)
Proceeds from disposal of assets	4,815	5,966	2,459
Payments for other intangible assets	(200)	(3,950)	(3,835)
Purchases of property, plant and equipment	(95,170)	(74,938)	(27,934)
NET CASH USED IN INVESTING ACTIVITIES	(90,555)	(72,922)	(53,718)

During 2017, we used $90.6 million of cash in investing activities.  Of this total, $95.2 million was used to acquire property, plant and equipment. This use of cash was partially offset by $4.8 million of inflows from the sales of investments in available-for-sale securities and disposal of fixed assets.  The increase in net cash used in investing activities during 2017 compared to 2016, was primarily driven by an increase of approximately $18.0 million in capital spending related to our ongoing effort to comply with the Drug Supply Chain Security Act ("DSCSA").

During 2016, we used $72.9 million of cash in investing activities.  Of this total, $74.9 million was used to acquire property, plant and equipment, and $4.0 million was used for the payment for other intangible assets.  These uses of cash were partially offset by $6.0 million received in proceeds related to the disposition of assets during the year.

During 2015, we used $53.7 million of cash in investing activities.  Of this total, $27.9 million was used to acquire property, plant and equipment, $24.4 million was used for the initial consideration for the acquisition of Akorn AG in Hettlingen, Switzerland and $3.8 million was used for the payment for other intangible assets. These uses of cash were partially offset by $2.5 million received in proceeds related to the disposition of assets during the year.

Financing Cash Flows

	Year ended December 31,
	2017	2016	2015
FINANCING ACTIVITIES:
Proceeds under stock option and stock purchase plans	7,594	9,795	11,916
Payments of contingent acquisition liabilities	—	—	(8,991)
Debt financing costs	—	(5,128)	(8,564)
Excess tax benefits from stock compensation	—	—	47,997
Common stock repurchases	—	(45,000)	—
Debt repayment	—	(200,000)	(10,450)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,594	(240,333)	31,908

During 2017, financing activities generated $7.6 million of cash from the employee stock option exercise proceeds.

During 2016, financing activities used $240.3 million of cash. $200.0 million was specifically used to repay debt, $45.0 million was used to purchase Akorn shares of common stock under our Stock Repurchase Program and $5.1 million was spent on debt financing costs. These uses were partially offset by $9.8 million of proceeds under stock option and stock purchase plans.

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

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the U.S., India and Switzerland. Most notably we have previously, and continue to expend significant amounts in order to gain compliance with FDA requirements at the Company’s manufacturing plant in Paonta Sahib, Himachal Pradesh, India. Furthermore, the Company expects to expend significant amounts in order to comply with the DSCSA. Our cash obligations include the principal and interest payments due on our Term Loans and any amount we may borrow under the JPMorgan Facility (as both described throughout this report) and the amount required to effect the repurchase of shares of our common stock in accordance with the Stock Repurchase Program discussed in Item 8, Note 21 - "Share Repurchases." As of the year ended December 31, 2017, the Company had $155.0 million remaining under the repurchase authorization. We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

Refer to Item 8, Note 7 - “Financing Arrangements” for further detail of debt obligations as of and for the year ended December 31, 2017.

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

As of December 31, 2017, our principal outstanding debt obligation was related to our Term Loans.  We had no outstanding loan balance under our JPM Credit Agreement at December 31, 2017, or any time since we entered into this agreement on April 17, 2014.

The following table details our future contractual obligations as of December 31, 2017 (in thousands):

Description	Total	2018	2019	2020	2021	2022	2023 and beyond
Term Loans due 2021 (1)	$831,938	$—	$—	$—	$831,938	$—	$—
Interest Payable – 5.875% existing and incremental term loan (2)	160,884	48,876	48,876	48,876	14,256	—	—
Contingent consideration – acquisitions	3,901	3,901	—	—	—	—	—
Inventory purchase commitments	6,876	3,916	1,053	693	315	225	674
Leases	27,948	4,016	3,818	3,731	3,524	3,210	9,649
Strategic partners – contingent payments (3)	19,134	11,139	5,545	1,500	650	300	—
Total:	$1,050,681	$71,848	$59,292	$54,800	$850,683	$3,735	$10,323

1.
As discussed further in Item 8, Note 7 - “Financing Arrangements,” on February 16, 2016 the Company voluntarily prepaid $200.0 million of cumulative Term Loans principal which eliminated any further interim principal repayment obligations.

2.
Interest on borrowings under these facilities are variable as calculated at our election, on an ABR rate or an adjusted LIBOR rate, plus a margin of 3.25% to 4.50% for ABR loans, and 4.25% to 5.50% for LIBOR loans with a current comprehensive rate of 5.875% as of December 31, 2017. The calculated interest payable amounts above assume the current comprehensive rate of 5.875% remains unchanged across the remaining term of the associated loan.

3.	Note the strategic partner payments include our best estimates regarding if and when various contingencies and market opportunities will occur in 2018 and beyond.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2017, our principal debt obligations included the Term Loans with outstanding debt of $831.9 million. As of the date of the filing of this Form 10-K until the maturity of the term loans, our spread will be based upon the Ratings Level applicable on such date as documented below.

Ratings Level	Index Ratings (Moody's/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

As of December 31, 2017, we were party to the $150.0 million JPM Credit Agreement with JPMorgan providing for a revolving credit facility. Interest on borrowings under the JPM Credit Agreement were to be calculated at a premium above either the current prime rate or current LIBOR rates plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges), exposing us to interest rate risk on such borrowings. As of December 31, 2017, we had no outstanding loans under the JPM Credit Agreement and no outstanding letter of credit under the JPM Credit Agreement.

We acquired the principal manufacturing facility and ongoing business of Akorn AG, a Swiss pharmaceutical manufacturing company, on January 2, 2015.  Accordingly, we are subject to foreign exchange risk based on changes in the exchange rate between U.S. dollars and Swiss Francs.

Our financial instruments include cash and cash equivalents, accounts receivable, available for sale securities and accounts payable. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Available for sale securities are stated at fair value adjusted for certain lock-up provisions that prevent us from selling until a set period of time has elapsed.

At December 31, 2017, the majority of our cash and cash equivalents balance of $368.1 million was invested in overnight instruments, the interest rates of which may change daily.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in Part II, Item 8 of this Form 10-K.

INDEX:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Akorn, Inc.
Lake Forest, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Akorn, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2016.
Chicago, Illinois
February 28, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Akorn, Inc.
Lake Forest, Illinois

Opinion on Internal Control Over Financial Reporting

We have audited Akorn, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

A company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP
Chicago, Illinois
February 28, 2018

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands,
Except Share Data)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$368,119	$200,772
Trade accounts receivable, net	141,383	283,154
Inventories, net	183,568	174,793
Available-for-sale securities	—	1,106
Prepaid expenses and other current assets	37,081	25,986
TOTAL CURRENT ASSETS	730,151	685,811
PROPERTY, PLANT AND EQUIPMENT, NET	313,418	238,404
OTHER LONG-TERM ASSETS
Goodwill	285,310	284,293
Intangible assets, net	569,484	758,854
Deferred tax assets	6,521	5,286
Long-term investments	—	9
Other non-current assets	4,627	1,063
TOTAL OTHER LONG-TERM ASSETS	865,942	1,049,505
TOTAL ASSETS	$1,909,511	$1,973,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$51,976	$59,534
Purchase consideration payable	3,901	4,994
Income taxes payable	15,775	16,198
Accrued royalties	5,902	15,044
Accrued compensation	12,286	19,113
Accrued administrative fees	38,598	36,436
Accrued expenses and other liabilities	42,651	24,236
TOTAL CURRENT LIABILITIES	171,089	175,555
LONG-TERM LIABILITIES
Long-term debt (net of non-current deferred financing costs)	815,195	809,979
Deferred tax liability	43,404	157,607
Other long-term liabilities	48,578	11,395
TOTAL LONG-TERM LIABILITIES	907,177	978,981
TOTAL LIABILITIES	1,078,266	1,154,536
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 125,090,522 and 124,390,217 shares issued and outstanding at December 31, 2017 and 2016	550,472	521,860
Retained earnings	294,741	319,291
Accumulated other comprehensive loss	(13,968)	(21,967)
TOTAL SHAREHOLDERS’ EQUITY	831,245	819,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,909,511	$1,973,720

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Data)

	Year ended December 31,
	2017	2016	2015
REVENUES	$841,045	$1,116,843	$985,076
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	407,898	442,572	389,064
GROSS PROFIT	433,147	674,271	596,012
Selling, general and administrative expenses	216,086	197,501	162,205
Acquisition-related costs	159	364	1,841
Research and development expenses	80,502	42,603	40,707
Amortization of intangibles	61,443	65,713	66,272
Impairment of intangible assets	92,613	40,519	30,376
TOTAL OPERATING EXPENSES	450,803	346,700	301,401
OPERATING (LOSS) INCOME	(17,656)	327,571	294,611
Amortization of deferred financing costs	(5,216)	(10,791)	(4,283)
Interest expense, net	(38,070)	(42,734)	(51,973)
Bargain purchase gain	—	—	849
Other non-operating income (expense), net	1,744	(2,746)	(7,048)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(59,198)	271,300	232,156
Income tax (benefit) provision	(34,648)	87,057	81,358
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(24,550)	$184,243	$150,798
CONSOLIDATED NET (LOSS) INCOME	$(24,550)	$184,243	$150,798
CONSOLIDATED NET (LOSS) INCOME PER COMMON SHARE:
(Loss) income from continuing operations, basic	$(0.20)	$1.50	$1.29
CONSOLIDATED NET (LOSS) INCOME, BASIC	$(0.20)	$1.50	$1.29
(Loss) income from continuing operations, diluted	$(0.20)	$1.47	$1.22
CONSOLIDATED NET (LOSS) INCOME, DILUTED	$(0.20)	$1.47	$1.22
SHARES USED IN COMPUTING CONSOLIDATED NET (LOSS) INCOME PER COMMON SHARE:
BASIC	124,790	122,869	116,980
DILUTED	124,790	125,801	125,762
COMPREHENSIVE (LOSS) INCOME:
Consolidated net (loss) income	$(24,550)	$184,243	$150,798
Unrealized holding gain on available-for-sale securities, net of tax of ($157), ($436) and ($61) for the years ended December 31, 2017, 2016 and 2015, respectively.	267	740	104
Foreign currency translation gain (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.	6,150	(1,941)	(2,051)
Pension liability adjustment, net of tax of ($403) and $694 for the year ended December 31, 2017 and 2016, respectively.	1,582	(3,624)	—
COMPREHENSIVE (LOSS) INCOME	$(16,551)	$179,418	$148,851

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017
(In Thousands)

	Common Stock		Retained Earnings	Other Compre-hensive Loss	Total
	Shares	Amount
BALANCES AT DECEMBER 31, 2014	111,735	$342,252	$29,250	$(15,195)	$356,307
Consolidated net income	—	—	150,798	—	150,798
Exercise of stock options	2,514	10,503	—	—	10,503
Employee stock purchase plan issuances	66	1,413	—	—	1,413
Restricted stock units	16	3,814	—	—	3,814
Stock-based compensation expense	—	9,183	—	—	9,183
Foreign currency translation loss	—	—	—	(2,051)	(2,051)
Excess tax benefit – stock compensation	—	47,997	—	—	47,997
Unrealized holding loss on available-for-sale securities	—	—	—	104	104
Convertible note conversions	5,096	43,497	—	—	43,497
Exercise of warrants			—	—	—
BALANCES AT DECEMBER 31, 2015	119,427	$458,659	$180,048	$(17,142)	$621,565
Consolidated net income	—	—	184,243	—	184,243
Common stock repurchases	(1,808)	—	(45,000)	—	(45,000)
Exercise of stock options	1,792	13,953	—	—	13,953
Restricted stock units	184	4,091	—	—	4,091
Stock-based compensation expense	—	11,321	—	—	11,321
Foreign currency translation loss	—	—	—	(1,941)	(1,941)
Excess tax benefit – stock compensation	(138)	(4,158)	—	—	(4,158)
Unrealized holding loss on available-for-sale securities	—	—	—	740	740
Convertible note conversions	4,933	43,215	—	—	43,215
Akorn AG pension liability adjustment	—	—	—	(3,624)	(3,624)
Other	—	$(5,221)	$—	$—	$(5,221)
BALANCES AT DECEMBER 31, 2016	124,390	$521,860	$319,291	$(21,967)	$819,184
Consolidated net loss	—	—	(24,550)	—	(24,550)
Exercise of stock options	625	9,673	—	—	9,673
Restricted stock units	138	7,736	—	—	7,736
Stock-based compensation expense	—	13,282	—	—	13,282
Foreign currency translation gain	—	—	—	6,150	6,150
Stock compensation plan withholdings for employee taxes	(62)	(2,079)	—	—	(2,079)
Unrealized holding loss on available-for-sale securities	—	—	—	267	267
Akorn AG pension liability adjustment	—	—	—	1,582	1,582
Other	—	—	—	—	—
BALANCES AT DECEMBER 31, 2017	125,091	$550,472	$294,741	$(13,968)	$831,245

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(24,550)	$184,243	$150,798
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	85,173	87,963	86,924
Impairment of intangible assets	128,127	44,369	33,003
Amortization of deferred financing fees	5,216	10,760	4,350
Amortization of favorable contracts	—	—	71
Amortization of inventory step-up	—	—	4,681
Non-cash stock compensation expense	21,018	15,412	12,997
Non-cash interest expense	—	777	2,778
Non-cash gain on bargain purchase	—	—	(849)
Income from available-for-sale securities	(3,032)	—	—
Deferred income taxes, net	(115,249)	(32,934)	(46,130)
Excess tax benefit from stock compensation	—	—	(47,997)
Loss on extinguishment of debt	—	—	1,243
Gain on sale of available-for-sale security	199	45	237
Other	(307)	(4,888)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	141,979	(132,617)	40,287
Inventories, net	(8,367)	10,208	(50,729)
Prepaid expenses and other current assets	(14,120)	(6,494)	17,574
Trade accounts payable	(9,223)	6,139	(4,819)
Accrued expenses and other liabilities	42,400	(15,224)	93,229
NET CASH PROVIDED BY OPERATING ACTIVITIES	249,264	167,759	297,648
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	—	—	(24,408)
Proceeds from disposal of assets	4,815	5,966	2,459
Payments for other intangible assets	(200)	(3,950)	(3,835)
Purchases of property, plant and equipment	(95,170)	(74,938)	(27,934)
NET CASH USED IN INVESTING ACTIVITIES	(90,555)	(72,922)	(53,718)
FINANCING ACTIVITIES:
Proceeds under stock option and stock purchase plans	7,594	9,795	11,916
Payments of contingent acquisition liabilities	—	—	(8,991)
Debt financing costs	—	(5,128)	(8,564)
Excess tax benefits from stock compensation	—	—	47,997
Common stock repurchases	—	(45,000)	—
Debt repayment	—	(200,000)	(10,450)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,594	(240,333)	31,908
Effect of changes in exchange rates on cash and cash equivalents	1,044	2	(251)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,347	(145,494)	275,587
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	200,772	346,266	70,679
CASH AND CASH EQUIVALENTS AT END OF YEAR	$368,119	$200,772	$346,266

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

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois and Cranbury, New Jersey. In the fourth quarter of 2017, we moved our previous R&D center in Copiague, New York to Cranbury, New Jersey. We maintain other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

On April 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fresenius Kabi AG, a German stock corporation (“Parent”), Quercus Acquisition, Inc., a Louisiana corporation and wholly-owned subsidiary of Parent (“Merger Sub”) and, solely for purposes of Article VIII thereof, Fresenius SE & Co. KGaA, a German partnership limited by shares. The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Completion of the Merger is subject to the closing conditions outlined in the Merger Agreement.

Note 2 — Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. and its wholly-owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of Akorn India Private Limited (“AIPL”) and Akorn AG have been translated from Indian Rupees to U.S. dollars and Swiss Francs to U.S. dollars, respectively, based on the currency translation rates in effect during the period or as of the date of consolidation, as applicable.  The Company has no involvement with variable interest entities.

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

Going Concern: In connection with the preparation of the financial statements for the year ended December 31, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when purchased to be cash and cash equivalents.  At December 31, 2017 and 2016, approximately $1.8 million and $3.3 million of cash held by AIPL as of those dates was restricted, and was reported within prepaid expenses and other current assets and other non-current assets, respectively.

Accounts Receivable: Trade accounts receivable are stated at their net realizable value.  The nature of the Company’s business involves, in the ordinary course, significant judgments and estimates relating to chargebacks, coupon redemption, product returns, rebates, discounts given to customers and allowances for doubtful accounts.  Certain rebates, chargebacks and other credits are recorded as deductions to the Company’s trade accounts receivable where applicable, based on product and customer specific terms.

Unless otherwise noted, the provisions and allowances for the following customer deductions are reflected in the accompanying consolidated financial statements as reductions of revenues and trade accounts receivable, respectively.

Chargebacks: The Company enters into contractual agreements with certain third parties such as retailers, hospitals, group-purchasing organizations (“GPOs”) and managed care organizations to sell certain products at predetermined prices. Most of the parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. As noted elsewhere, these wholesalers represent a significant percentage of the Company’s gross sales. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. This process typically takes four to six weeks, but for some products may extend out to twelve weeks. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when revenues are recognized.

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

For the year ended December 31, 2017, the Company incurred a chargeback provision of $953.3 million, or 40.5% of gross sales of $2,351.1 million, compared to $1,218.6 million, or 42.1% of gross sales of $2,891.3 million in the prior year. We note that the dollar decrease and percent decrease in the comparative period was the result of gross sales decreases and product mix shifts to products with lower chargeback expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside of the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 440 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.2 million or decrease the chargeback reserve by $2.3 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the 6-month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the 6-month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis. However, the average change in the ratio of sales subject to chargeback to indirect sales in the last 6 months is immaterial. Accordingly, the BP change calculation for December 31, 2017 is based on the difference between the lowest and highest ratio of sales subject to chargeback to indirect sales during the last 6 months.

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

The allowances for rebates, administrative fees and others further takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease, a credit is given for product remaining in customer’s inventories at the time of the price reduction. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

Similar to rebates, the reserve for administrative fees and others represent those amounts processed related to contracts and other fee programs which have been in place with certain entities, but they are settled through cash payment to these entities and accordingly are accounted for as a current liability. Otherwise, administrative fees and others operate similarly to rebates.

For the year ended December 31, 2017 the Company incurred a rebates, administrative fees and others provision of $476.6 million, or 20.3% of gross sales of $2,351.1 million, compared to $463.7 million, or 16.0% of gross sales of $2,891.3 million in the prior year. We note that the dollar and percent increase from the comparative period was the result of gross sales decreases and product mix shifts to products with higher rebates, administrative fees and others expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in rebates, administrative fees and others reserves based on circumstances that are not fully outside of the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 440 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by $0.0 million or decrease the same reserve by $1.1 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the 6-month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the 6-month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis. However, the average change in the ratio of sales subject to rebates, administrative fees and others to indirect sales in the last 6 months is immaterial. Accordingly, the 440 BP change calculation for December 31, 2017 is based on the difference between the lowest and highest ratio of sales subject to rebates, administrative fees and others to indirect sales during the last 6 months.

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

For the year ended December 31, 2017 the Company incurred a return provision of $26.9 million, or 1.1% of gross sales of $2,351.1 million, compared to $28.3 million, or 1.0% of gross sales of $2,891.3 million in the prior year. We note that the dollar decrease and percent increase from the comparative period was the result of gross sales decreases partially offset by product mix shifts to products with higher return rates. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could decrease the return rate as typically the Company purchases smaller entities with less contracting power and integrates those product sales to Akorn contracts; and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 0.8 months change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $1.4 million or a decrease of $2.2 million of the return reserve expense if the lag increases or decreases, respectively. The average 0.8 months change in the lag from the time of sale to the time the product return is processed was determined based on the average variances of the last 6-month historical activities. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

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

As of December 31, 2017, the Company had a total of $16.9 million of past due gross accounts receivable and $4.7 million aged over 60 days. The Company performs monthly a detailed analysis of the receivables due from its customers and provides a specific reserve against known uncollectible items. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers, based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.  Accounts are written off once all reasonable collection efforts have been exhausted and/or when facts or circumstances regarding the customer (i.e. bankruptcy filing) indicate that the chance of collection is remote.

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

Inventories: Inventories are stated at the lower of cost and net realizable value ("NRV") (see Note 5 — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow-moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow-moving items and NRV. For the years ended December 31, 2017, 2016 and 2015, the Company recorded a provision for inventory obsolescence and NRV of $21.4 million, $32.1 million, and $8.8 million, respectively. The allowances for inventory obsolescence were $34.4 million and $33.5 million as of December 31, 2017 and 2016, respectively.

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

At December 31, 2017, the Company established a reserve of $1.5 million related to R&D raw materials that are not expected to be utilized prior to expiration while at the prior year end, the Company had approximately $2.4 million in reserves for R&D raw materials.

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives or lease terms. Depreciation expense was $23.7 million, $22.2 million and $19.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The following table sets forth the average estimated useful lives at acquisition of the Company’s property, plant and equipment, by asset category:

Asset category	Depreciable Life (years)
Buildings	30 - 50
Building and leasehold improvements	10 - 20
Furniture and equipment	7 - 20
Automobiles	5 - 7
Computer hardware and software	3 - 5

Net Income (Loss) Per Common Share: Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and convertible securities using the treasury stock and if converted methods.  Anti-dilutive shares excluded from the computation of diluted net income (loss) per share for 2017, 2016 and 2015 include 3.2 million, 3.6 million and 0.9 million shares, respectively, related to options.

Income Taxes: Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21%, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities. The Company’s foreign subsidiaries do not have accumulated earnings that can be distributed; therefore, the provisions of the Act related to the repatriation of foreign earnings are not applicable to the Company at December 31, 2017. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 11 — Income Taxes from Continuing Operations for more information.

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

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

-
Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company's cash and cash equivalents are considered Level 1 assets.

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$368,119	$368,119	$—	$—
Available-for-sale securities	35	—	—	35
Total assets	$368,154	$368,119	$—	$35
Purchase consideration payable	$3,901	$—	$—	$3,901
Total liabilities	$3,901	$—	$—	$3,901

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$200,772	$200,772	$—	$—
Available-for-sale securities	1,106	1,074	—	32
Total assets	$201,878	$201,846	$—	$32
Purchase consideration payable	$4,994	$—	$—	$4,994
Total liabilities	$4,994	$—	$—	$4,994

In 2014, the Company acquired Nicox stock fair valued at $12.5 million, consisting of an original cost basis of $10.8 million, discounted to reflect certain lockup provisions preventing immediate sale of the underlying shares received, and $1.7 million unrealized gain from the original costs basis of $10.8 million. From 2014 through December 31, 2016, the Company sold available-for-sale Nicox stock with a total original cost basis of $9.2 million and realized immaterial losses through these sales. During the year ended December 31, 2017, the Company sold its remaining available-for-sale Nicox stock with an original cost basis of $1.5 million, realizing a gain of $0.2 million.

On May 31, 2017, the Company gained the right to receive additional Nicox stock fair valued at $3.0 million as a milestone payment. The Company received the additional shares of Nicox stock in early June 2017 and subsequently sold them later that month for net cash proceeds of $2.6 million. Both the $3.0 million milestone payment and the subsequent loss of $0.4 million on the sale of the Nicox shares were reported within Other non-operating income (expense), net in the Company's Condensed Consolidated Statement of Comprehensive (Loss) Income for the year ended December 31, 2017.

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

Note 3 — Accounts Receivable, Sales and Allowances

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is typical of the pharmaceutical industry and not necessarily specific to the Company. Certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable where applicable, based on product and customer specific terms. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the end-user customer (which in turn depends on the specific end-user customer, each having its own pricing arrangement, which entitles it to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

Trade accounts receivable, net consists of the following (in thousands):

	December 31,
	2017	2016
Gross accounts receivable (1)	$378,759	$519,175
Less reserves for:
Chargebacks (2)	(73,984)	(80,360)
Rebates (2)	(111,945)	(97,935)
Product returns	(41,687)	(43,689)
Discounts and allowances	(7,779)	(12,389)
Advertising and promotions	(1,301)	(688)
Doubtful accounts	(680)	(960)
Trade accounts receivable, net	$141,383	$283,154

(1) - The reduction in the Gross accounts receivable balance as of December 31, 2017 when compared to the December 31, 2016 balance is due to the decline in Gross sales in the fourth quarter of 2017.

(2) - The reduction in the reserve for chargebacks and increase in the reserve for rebates as of December 31, 2017 compared to December 31, 2016 is primarily due to product mix, customer mix, price erosion, volume declines and payment timing. The price erosion and volume declines were due to increased industry pricing pressure and the competitive nature of our business. The rebates processed during full year 2017 are disclosed under the caption “charges processed,” in the table below.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded the following adjustments to gross sales (in thousands):

	Year ended December 31,
	2017	2016	2015
Gross sales	$2,351,071	$2,891,267	$2,511,693
Less adjustments for:
Chargebacks (1)	(953,326)	(1,218,560)	(1,065,244)
Rebates, administrative fees and others (1)	(476,601)	(463,724)	(367,514)
Product returns	(26,874)	(28,285)	(34,272)
Discounts and allowances	(45,292)	(55,494)	(50,384)
Advertising, promotions, and others	(7,933)	(8,361)	(9,203)
Revenues, net	$841,045	$1,116,843	$985,076

(1) The decrease in chargebacks and increase in rebates, administrative and other fees for the twelve-month period ended December 31, 2017 compared to the same period in 2016, were primarily due to product mix, customer mix, volume declines, and price erosion due to increased industry pricing pressure and the competitive nature of our business.

The annual activity in the Company’s allowance for customer deductions accounts for the three years ended December 31, 2017 is as follows (in thousands):

	Returns	Chargebacks	Rebates (1)	Discounts	Doubtful Accounts	Advertising & Promotions	Total
Balance at December 31, 2014	44,646	102,438	95,674	15,554	309	759	259,380
Provision	34,272	1,065,244	295,787	50,384	840	9,203	1,455,730
Additions from acquisitions	—	—	—	—	291	—	291
Charges processed	(30,585)	(1,075,838)	(228,865)	(55,859)	139	(8,444)	(1,399,452)
Balance at December 31, 2015	$48,333	$91,844	$162,596	$10,079	$1,579	$1,518	$315,949
Provision	28,285	1,218,560	384,074	55,494	—	8,361	1,694,774
Additions from acquisitions	—	—	—	—	—	—	—
Charges processed	(32,929)	(1,230,044)	(448,735)	(53,184)	(619)	(9,191)	(1,774,702)
Balance at December 31, 2016	$43,689	$80,360	$97,935	$12,389	$960	$688	$236,021
Provision	26,874	953,326	416,125	45,292	—	7,933	1,449,550
Additions from acquisitions	—	—	—	—	—	—	—
Charges processed	(28,876)	(959,702)	(402,115)	(49,902)	(280)	(7,320)	(1,448,195)
Balance at December 31, 2017	$41,687	$73,984	$111,945	$7,779	$680	$1,301	$237,376

(1) - As provisions for rebates, administrative fees and others represent both contra-receivables and current liabilities, depending on the method of settlement, the cumulative provision relating to rebates, administrative fees and others is bifurcated as applicable based on the associated consolidated balance sheet classification. Accordingly, for the years ended December 31, 2017, 2016 and 2015, an additional $60.5 million, $79.7 million and $71.7 million, respectively, of provision was associated with administrative fees and others.

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

Note 4 — Inventories, Net

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2017	2016
Finished goods	$79,226	73,027
Work in process	15,447	14,719
Raw materials and supplies	88,895	87,047
	$183,568	$174,793

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value.  The activity in the allowance for excess, obsolete, and net realizable value inventory account for the two years ended December 31, 2017 and 2016, was as follows (in thousands):

	Years Ended December 31,
	2017	2016
Balance at beginning of year	$33,532	$21,537
Provision	21,369	32,072
Charges processed	(20,499)	(20,077)
Balance at end of year	$34,402	$33,532

Note 5 - Goodwill and Other Intangible Assets

Intangible assets consist primarily of Goodwill, which is carried at its initial value, subject to evaluation for impairment, In-Process Research and Development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, normally ranging from one to thirty years.  Accumulated amortization of intangible assets was $219.0 million and $195.3 million at December 31, 2017 and 2016, respectively.  Amortization expense was $61.4 million, $65.7 million and $66.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows, and through this analysis incurred impairment expense for intangible assets during the years ended December 31, 2017, 2016 and 2015, of $103.5 million, $40.5 million and $30.4 million, respectively.

During 2017 of the $103.5 million of impairment for product licensing rights, $10.9 million was recognized in R&D expense due to changes in market conditions expected upon launch of two assets acquired through the Hi-Tech acquisition and $92.6 million of impairment was related to competition and changing market dynamics of eight currently marketed products acquired through the Hi-Tech and VersaPharm acquisitions. If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. The Company performed its annual impairment test on October 1, 2017 and determined that the fair value of its reporting units are substantially in excess of its carrying value and, therefore, no goodwill impairment charge was necessary.

IPR&D intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenue, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are impaired. In 2017, three IPR&D project were impaired due to the Company's expectations of market conditions upon launch, resulting in an impairment expense of $24.6 million, while in 2016, one IPR&D project was partially impaired due to the Company's expectations of market conditions upon launch, resulting in an impairment expense of $3.9 million. These impairments were recorded in R&D expenses in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016.

Changes in goodwill during the two years ended December 31, 2017 were as follows (in thousands):

Goodwill
December 31, 2015	$284,710
Foreign currency translation	(417)
December 31, 2016	$284,293
Foreign currency translation	1,017
December 31, 2017	$285,310

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2017 for those assets that are not already fully amortized (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Reclassifications	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Amortization Period (years)
Product licensing rights	$747,106	$(205,549)	$—	$(139,217)	$402,340	9.8
IPR&D	173,757	—	—	(24,596)	149,161	N/A - Indefinite lived
Trademarks	16,000	(5,376)	—	—	10,624	17.8
Customer relationships	4,225	(2,058)	—	—	2,167	8.3
Other intangibles	11,235	(6,043)	—	—	5,192	5.7
	$952,323	$(219,026)	$—	$(163,813)	$569,484

(1)  Impairment of product licensing rights is stated at gross carrying cost of $139.2 million less accumulated amortization of $35.7 million as of the impairment date. Accordingly, the net impairment expense recognized in product licensing rights was $103.5 million as of and for the year ended December 31, 2017.

Changes in intangible assets during the two years ended December 31, 2017 and 2016, were as follows (in thousands):

	Product licensing rights	IPR&D	Trademarks	Customer relationships	Other intangibles	Non-compete agreements
December 31, 2015	$653,627	$186,932	$13,018	$2,777	$8,635	$—
Acquisitions	3,872	75	—	—	—	—
Amortization	(62,375)	—	(1,262)	(350)	(1,726)	—
Impairments	(40,519)	(3,850)	—	—	—	—
Reclassifications	9,400	(9,400)	—	—	—	—
December 31, 2016	$564,005	$173,757	$11,756	$2,427	$6,909	$—
Acquisitions	200	—	—	—	—	—
Amortization	(58,335)	—	(1,132)	(260)	(1,717)	—
Impairments	(103,530)	(24,596)	—	—	—	—
December 31, 2017	$402,340	$149,161	$10,624	$2,167	$5,192	$—

The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows (in thousands):

Year ending December 31,	Amortization Expense
2018	$52,427
2019	49,601
2020	41,819
2021	41,819
2022 and thereafter	234,657
Total	$420,323

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Land	$17,846	$17,410
Buildings and leasehold improvements	106,316	88,825
Furniture and equipment	202,897	160,546
	327,059	266,781
Accumulated depreciation	(130,814)	(108,425)
	196,245	158,356
Construction in progress	117,173	80,048
Property, plant and equipment, net	$313,418	$238,404

At December 31, 2017 and 2016, property, plant and equipment carrying a net book value of $82.8 million and $65.1 million, respectively, was located outside the United States. The 2017 increase in Property, Plant and Equipment is due primarily to spending on equipment for compliance with DSCSA requirements and expansion initiatives at our Cranbury, Decatur and Somerset facilities.

Depreciation expense was $23.7 million, $22.2 million and $19.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., the Company entered into two term loan agreements (the “Term Loans”, or collectively, the “Existing Term Loan Facility”) with certain lenders and with JPMorgan Chase Bank, N.A., as administrative agent. On February 16, 2016, the Company made a voluntary prepayment of its Existing Term Loan Facility of $200.0 million which settled all future required quarterly principal repayments of the Term Loan Agreements as denoted above until the date of maturity of the Term Loan Agreements or April 16, 2021, although future voluntary principal repayments are permitted. The aggregate principal amount financed was $1,045.0 million. As of December 31, 2017, outstanding debt under the Term Loans was $831.9 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities. The Existing Term Loan Facility is scheduled to mature in 2021.

During the years ended December 31, 2017, the Company amortized $5.0 million of the total Term Loans-related costs, resulting in $16.5 million remaining balance of deferred financing costs at December 31, 2017. During the years ended December 31, 2016 and 2015, the Company amortized $10.4 million and $3.8 million, respectively, of Term Loans-related costs. The decrease in amortization of deferred financing fees in the current year as compared to the previous year was primarily the result of the deferred financing fee amortization associated with the voluntary principal repayment in the previous year. The Company will amortize this balance using the straight-line method over the life of the Term Loan Agreements.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans, and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-K until the maturity of the Term Loans, our spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended December 31, 2017, the Company was a Ratings Level I for the Existing Term Loan Facility.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the years ended December 31, 2017, 2016 and 2015, the Company recorded interest expense of $45.5 million, $43.5 million and $47.3 million, respectively in relation to the Term Loans.

JPMorgan Credit Facility

On April 17, 2014, Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan acting as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).

As of December 31, 2017, the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At December 31, 2017, there were no outstanding borrowings under the JPM Revolving Facility. Availability under the facility as of December 31, 2017 was $150.0 million.

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

(a)
Minimum Liquidity, as defined in the JPM Credit Agreement, of not less than (a) $120.0 million plus (b) 25% of the JPM Revolving Facility commitments during the three-month period preceding the June 1, 2016 maturity date of the Company’s senior convertible notes.

(b)	Ratio of EBITDA to fixed charges of no less than 1.00 to 1.00 (measured quarterly for the trailing 4 quarters).

As of December 31, 2017, the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At December 31, 2017, there were no outstanding borrowings and no outstanding letter of credit under the JPM Revolving Facility.

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

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  The Notes remained convertible for each successive quarter, up to and including the maturity date of June 1, 2016, as a result of meeting the trading price requirement at the end of each prior quarter. During the year ended December 31, 2015, $44.3 million in principal amount of Notes were converted at the holders' request which resulted in recognition of losses of $1.2 million, due to the conversions. On June 1, 2016, the remaining $43.2 million of Notes was converted at the holder's request, resulting in complete conversion of the Notes.

At December 31, 2016, there no balances on the net carrying amount of the liability component and the remaining unamortized debt discount due to the complete conversion of notes.

As a result of the complete conversion on June 1, 2016, during the years ended December 31, 2017, 2016 and 2015, the Company recorded the following expenses in relation to the Notes (in thousands):

	2017	2016	2015
Interest expense at 3.50% coupon rate (1)	$—	$687	$2,205
Debt discount amortization	—	750	2,421
Deferred financing cost amortization	—	136	438
Loss on conversion	—	—	1,235
	$—	$1,573	$6,299

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

Aggregate cumulative maturities of long-term obligations (including the incremental and existing term loans and the JPM revolver) as of December 31, 2017 are:

(In thousands)	2018	2019	2020	2021	Thereafter
Maturities	$—	$—	$—	$831,938	$—

Note 8 — Earnings (Loss) per Common Share

Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method. Additionally, for the twelve-month period ended December 31, 2016, the earnings per share amount was calculated using the if-converted method to account for the dilutive impact of the Convertible Notes. The Convertible Notes matured in the quarter ended June 30, 2016.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested RSUs, and (iii) for the twelve-month period ended December 31, 2016, shares potentially issuable upon conversion of the Notes.

A reconciliation of the (loss) earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	2017	2016	2015
(Loss) income from continuing operations used for basic earnings per share	$(24,550)	$184,243	$150,798
Convertible debt income adjustments, net of tax	—	1,049	3,222
(Loss) income from continuing operations adjusted for convertible debt as used for diluted earnings per share	$(24,550)	$185,292	$154,020
(Loss) income from continuing operations per share:
Basic	$(0.20)	$1.50	$1.29
Diluted (1)	$(0.20)	$1.47	$1.22
Shares used in computing (loss) income per share:
Weighted average basic shares outstanding	124,790	122,869	116,980
Dilutive securities:
Stock options and unvested RSUs	—	914	1,667
Stock warrants	—	—	—
Shares issuable on conversion of the Notes	—	2,018	7,115
Total dilutive securities	—	2,932	8,782
Weighted average diluted shares outstanding	124,790	125,801	125,762

(1)
As a result of the Company's expectation that it would likely settle all future note conversions in shares of the Company's common stock, the diluted income from continuing operations per share calculation for the periods prior to the complete conversion of the convertible debt on June 1, 2016, included the dilutive effect of convertible debt and was offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $1.0 million and $3.2 million, after-tax for the years ended December 31, 2016 and 2015, respectively.

Note 9 — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases and other insignificant capital leases, including non-cancelable and month-to-month agreements. Rental expense under these leases was $5.9 million, $5.2 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Landlord incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term.  Rent escalations are recorded on a straight-line basis over the lease term. The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases in place as of December 31, 2017 (in thousands):

Year ending December 31,
2018	$4,016
2019	3,818
2020	3,731
2021	3,524
2022	3,210
2023 and thereafter	9,649
Total	$27,948

Note 10 — Stock Options, Restricted Stock and Employee Stock Purchase Plan

Stock Option Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants.  On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Under the Omnibus Plan, 8.0 million shares of the Company’s common stock were made available for issuance pursuant to equity awards. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan ("the 2014 Plan"), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016. The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), or various other instruments to directors, employees and consultants.  Following shareholder approval of the Omnibus Plan, no new awards may be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms. As of December 31, 2017, there were approximately 3.9 million stock options and 0.2 million RSU shares outstanding under the 2014 Plan. The 2014 Plan had replaced the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013. As of December 31, 2017, a total of 0.2 million stock options were outstanding under the 2003 Plan.

Under the Omnibus Plan, 0.7 million RSUs have been granted to employees and directors, of which none have vested and a small number have been forfeited, leaving 0.6 million RSUs outstanding as of December 31, 2017.  No stock options have been granted under the Omnibus Plan. As of December 31, 2017, approximately 7.4 million shares remain available for future issuance under the Omnibus Plan.

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

The Company recorded stock-based compensation expense of approximately $21.0 million, $15.4 million and $13.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.  The Company uses the single-award method for allocating the compensation cost to each period.
Stock Option awards

From time to time, the Company grants stock option awards to certain employees and directors. The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2017			2016			2015
Expected volatility	50%	—	50%	46%	—	50%	42%	—	47%
Expected life (in years)		4.8			4.7			4.8
Risk-free interest rate	1.7%	—	1.7%	0.9%	—	1.8%	1.5%	—	1.6%
Dividend yield		—			—			—
Weighted-average grant date fair value per stock option		$9.25			$11.13			$14.59

A summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2014	6,386	$11.44
Granted	1,016	37.60
Exercised	(2,519)	4.09
Forfeited or expired	(121)	34.78
Outstanding at December 31, 2015	4,762	$20.33
Granted	2,089	26.61
Exercised	(1,794)	7.78
Forfeited or expired	(291)	28.96
Outstanding at December 31, 2016	4,766	$27.27
Granted	66	21.28
Exercised	(623)	15.53
Forfeited or expired	(156)	28.20
Outstanding at December 31, 2017	4,053	$28.95	4.56	$21,459
Exercisable at December 31, 2017	1,845	$29.15	3.94	$10,103

(1)
Includes only those options that were in-the-money as of December 31, 2017. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and the timing and volume of option grants, exercises and forfeitures.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock at the end of the period and the exercise price of stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $9.8 million, $40.3 million and $97.4 million, respectively. As a result of the stock options exercised, the Company received cash and recorded additional paid-in-capital of approximately $9.7 million, $14.0 million and $10.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the total amount of unrecognized compensation cost related to non-vested stock options was approximately $16.6 million, which is expected to be recognized as expense over a weighted-average period of 2.0 years.

Restricted Stock Unit awards

From time to time, the Company grants restricted stock units to certain employees and directors. Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units are recognized as expense ratably over the vesting period of the grants.

The following is a summary of non-vested restricted stock activity:

	Number of Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Nonvested at December 31, 2014	337	$35.31
Granted	—	—
Vested	(84)	35.31
Canceled	—	—
Nonvested at December 31, 2015	253	$35.31
Granted	303	29.50
Vested	(118)	34.95
Canceled	(22)	28.85
Nonvested at December 31, 2016	416	$31.52
Granted	666	33.10
Vested	(137)	32.55
Canceled	(57)	31.34
Nonvested at December 31, 2017	888	$32.55

As of December 31, 2017, the total amount of unrecognized compensation cost related to restricted stock awards was approximately $20.3 million which is expected to be recognized as expense over a weighted-average period of 3.0 years.

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

The initial offering period under the ESPP began in January 2017 and ran through the end of the year. The Company did not have an ESPP offering period starting on July 1, 2017 pursuant to terms of the Merger Agreement. During the year ended December 31, 2017, participants contributed approximately $2.8 million through payroll deductions toward the purchase of shares under the ESPP, resulting in the issuance of 146,247 shares of Company common stock in January 2018.  The Company recorded stock-based compensation expense of $1.1 million during the year ended December 31, 2017 related to the ESPP.

Note 11 — Income Taxes from Continuing Operations

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system.  Additionally, in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period, as defined in SAB 118, ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

Based on the provisions of the Tax Act, the Company re-measured its U.S. deferred tax assets and liabilities and adjusted its deferred tax balances to reflect the lower U.S. corporate income tax rate at December 31, 2017. The re-measurement of the Company's U.S. deferred tax assets and liabilities at the lower enacted U.S. corporate tax rate resulted in an income tax benefit of $26.9 million which is included as a discrete item in the 2017 income tax benefit. The Company’s foreign subsidiaries do not have accumulated earnings that can be distributed; therefore, the provisions of the Act related to the repatriation of foreign earnings are not applicable to the Company at December 31, 2017.

The income tax provision (benefit) from continuing operations consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2017
Federal	$78,806	$(105,006)	$(26,200)
State	1,706	(9,785)	(8,079)
Foreign	89	(458)	(369)
	$80,601	$(115,249)	$(34,648)
Year ended December 31, 2016
Federal	$107,818	$(26,377)	$81,441
State	11,247	(4,325)	6,922
Foreign	—	(1,306)	(1,306)
	$119,065	$(32,008)	$87,057
Year ended December 31, 2015
Federal	$116,375	$(41,477)	$74,898
State	11,113	(2,620)	8,493
Foreign	—	(2,033)	(2,033)
	$127,488	$(46,130)	$81,358

The income tax provision differs from the “expected” tax expense computed by applying the U.S. Federal corporate income tax rates of 35% to income from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Computed “expected” tax provision	$(20,719)	$94,955	$81,255
Change in income taxes resulting from:
State income taxes, net of Federal income tax	(537)	4,501	5,520
Change in state income tax rate, net of Federal income tax	(4,714)	—	—
Foreign income tax provision (benefit)	2,206	1,580	(1,130)
Deduction for domestic production activities	(2,527)	(7,280)	(6,882)
Stock compensation	(1,316)	(11,395)	—
R&D tax credits	(1,200)	(825)	(677)
Nondeductible acquisition fees	1,974	39	165
Interest and penalties from Federal audit	15,650	—	—
Federal rate change	(26,902)	—	—
Discrete adjustments to prior year	1,561	—	—
Other expense, net	1,201	2,564	682
Valuation allowance change	675	2,918	2,425
Income tax provision	$(34,648)	$87,057	$81,358

The geographic allocation of the Company’s income from continuing operations before income taxes between U.S. and foreign operations was as follows (in thousands):

	2017	2016	2015
Pre-tax (loss) income from continuing U.S. operations	$(49,572)	$287,880	$241,665
Pre-tax loss from continuing foreign operations	(9,626)	(16,580)	(9,509)
Total pre-tax (loss) income from continuing operations	$(59,198)	$271,300	$232,156

Net deferred income taxes at December 31, 2017 and 2016 include (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry-forward	$25,100	$25,657
Stock-based compensation	7,668	8,922
Chargeback reserves	17,802	—
Reserve for product returns	9,479	16,208
Inventory valuation reserve	10,207	11,503
Long-term debt	3,084	6,383
Other	10,805	18,808
Total deferred tax assets	$84,145	$87,481
Valuation allowance	(10,531)	(9,856)
Net deferred tax assets	$73,614	$77,625
Deferred tax liabilities:
Prepaid expenses	$(1,709)	$(3,091)
Depreciation & amortization – tax over book	(108,788)	$(226,855)
Total deferred tax liabilities	$(110,497)	$(229,946)
Net deferred income tax asset (liability)	$(36,883)	$(152,321)

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined that as of December 31, 2014 it could not conclude that it was more likely than not that certain of the net operating losses of its Indian and Swiss subsidiaries would be realized.  Accordingly, the Company established a valuation allowance of $10.5 million, $9.9 million and $8.8 million against its deferred tax assets as of December 31, 2017, 2016 and 2015, respectively.

The deferred tax balances have been reflected gross on the balance sheet and are netted only if they are in the same jurisdiction.

The Company’s net operating loss (“NOL”) carry-forwards as of December 31, 2017 consist of three component pieces: (i) U.S. Federal NOL carry-forwards valued at $3.7 million, (ii) foreign (Indian) NOLs of $21.0 million and (iii) foreign (Swiss) NOLs of $0.4 million.  The U.S. Federal NOL carry-forwards were obtained through the Merck Acquisition completed in the fourth quarter of 2013. The Indian NOL carry-forwards relate to operating losses by the Company’s subsidiary in India, which was acquired in 2012.  Of the $21.0 million Indian NOL, $10.1 million expires beginning in 2022; the Company has established a valuation allowance against this entire amount.  The remaining $10.9 million of the Indian NOLs can be carried forward indefinitely, and the Company has concluded that they are more likely than not to be utilized and therefore has not established a valuation allowance against them.  The Swiss NOL was obtained through the Akorn AG acquisition completed in the first quarter of 2015. It begins to expire in 2023 and, accordingly, the Company has established a valuation allowance against the entire amount.

The Company is currently undergoing an examination of its Federal income tax return for the year ended December 31, 2015 by the Internal Revenue Service.  The Company’s U.S. Federal income tax returns filed for years 2014 through 2016 are open for examination by the Internal Revenue Service.  The majority of the Company’s state and local income tax returns filed for years 2014 through 2016 remain open for examination as well.

In accordance with ASC 740-10-25 - Income Taxes — Recognition, the Company performs reviews of its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company reserves based on the financial exposure and the likelihood of its tax positions not being sustained.  Based on its review as of December 31, 2017, the Company determined that it would not recognize tax benefits as follows (in thousands):

Balance at December 31, 2014	$2,010
Additions relating to 2015	356
Payments of amounts relating to prior years	(81)
Balance at December 31, 2015	$2,285
Additions relating to 2016	303
Payments of amounts relating to prior years	(1,287)
Balance at December 31, 2016	$1,301
Additions relating to 2017	416
Additions relating to prior years	24,297
Terminations of exposures relating to prior years	(619)
Balance at December 31, 2017	$25,395

If recognized, $2.8 million of the above positions will impact the Company’s effective rate, while the remaining $22.6 million would result in adjustments to the Company’s deferred taxes.  Due to the uncertainty of both timing and resolution of potential income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2017 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.  The Company accounts for interest and penalties as income tax expense. In the year ended December 31, 2017, the Company recorded penalties of $8.9 million and interest, net of tax benefit, of $5.9 million related to unrecognized tax benefits. At December 31, 2017, the Company had accrued a total of $8.9 million and $6.0 million of penalties and interest, respectively.

Note 12 — Segment Information

During the year ended December 31, 2014, the Company acquired Hi-Tech and as a result, underwent a change in the organizational and reporting structure of the Company’s reportable segments, establishing two reporting segments that each report to the Chief Operating Decision Maker (“CODM”), as defined in ASC Topic 280 - Segment Reporting, and CEO. Our performance is assessed and resources allocated by the CODM based on the following two reportable segments:

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

Selected financial information by reporting segment is presented below (in thousands):

	Years ended December 31,
	2017	2016	2015
REVENUES, NET:
Prescription Pharmaceuticals	$772,524	$1,053,579	$924,472
Consumer Health	68,521	63,264	60,604
Total revenues, net	$841,045	$1,116,843	$985,076
GROSS PROFIT:
Prescription Pharmaceuticals	$403,023	$645,078	$566,298
Consumer Health	30,124	29,193	29,714
Total gross profit	$433,147	$674,271	$596,012

The Company manages its reportable business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment. Financial information including revenues and gross profit from customers by product or product line is not provided, as to do so would be impracticable.

During the years ended December 31, 2017, 2016 and 2015, approximately $25.5 million, $26.3 million and $37.0 million of the Company’s net revenue, respectively, was from customers located in foreign countries.   All of the net revenue is related to our Prescription Pharmaceutical segment.

The carrying amounts of Goodwill by segment were as follows (in thousands):

	Prescription Pharmaceuticals	Consumer Health	Total
December 31, 2015	$267,993	$16,717	$284,710
Foreign currency translations	(417)	—	(417)
December 31, 2016	$267,576	$16,717	$284,293
Foreign currency translations	1,017	—	1,017
December 31, 2017	$268,593	$16,717	$285,310

Note 13 — Commitments and Contingencies

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.

Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments.  The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timeline, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments or minimum royalty payments is individually material to the Company.

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase various active pharmaceutical ingredients or finished products at contractual minimum levels. None of these agreements is individually or in aggregate material to the Company. Further, the Company does not believe at this time that any of the purchase obligations represent levels above that of normal business demands.

The table below summarizes contingent, potential milestone payments that would become due to strategic partners in the years 2018 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2018	$11,139
2019	5,545
2020	1,500
2021 and beyond	950
Total	$19,134

The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company believes that the ultimate disposition of such proceedings and exposures will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. Legal proceedings which may have a material effect on the Company have been further disclosed in Note 20 - “Legal Proceedings.”

Note 14 — Supplemental Cash Flow Information (in thousands)

	Year ended December 31,
	2017	2016	2015
Amount paid for interest	$45,472	$44,063	$54,763
Amount paid for income taxes, net	42,003	132,695	34,404
Non-cash conversion of convertible notes to common shares	—	43,215	44,310
Accrued capital expenditures	13,824	12,391	5,074

Note 15 – Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-9, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per the ASU, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted the standard on January 1, 2017, and will apply to modifications, if any, on a prospective basis.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The standard was adopted on January 1, 2017, and did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02 - Leases, which establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year.  ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. Upon adoption, the operating leases reporting in Note 9 - Leasing Arrangements, will be reported on the statement of financial position as gross-up assets and liabilities. The Company has begun evaluating and planning for adoption and implementation of this ASU, including reviewing all material leases, the ASU practical expedient guidelines, current accounting policy elections, and assessing the overall financial statement impact. We expect this ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is currently being evaluated. The impact of this ASU is non-cash in nature and is not expected to affect the Company’s cash flows.

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

The Company has completed the process of evaluating the effects of the adoption of Topic 606 and determined that the timing and measurement of our revenues under the new standard is similar to that recognized under the previous revenue guidance.  Similar to the current guidance, the Company will need to make significant estimates related to variable consideration at the point of sale, including chargebacks, rebates, product returns, and other discounts and allowances.  Revenue will be recognized at a point in time upon the transfer of control of the Company's products, which occurs upon delivery for substantially all of the Company's sales.  The Company has adopted the practical expedient to exclude all sales taxes and contract fulfillment costs from the transaction price.  The Company adopted the standard effective January 1, 2018 using the modified retrospective approach.  Other than additional required disclosures to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, the adoption of Topic 606 does not have a material impact on our results of operations, cash flows or financial position.

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
In August 2014, the FASB issued ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for financial statements issued for fiscal years ending after December 15, 2016, and interim periods thereafter. ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was adopted by the Company for the year ending December 31, 2016. In connection with the preparation of the financial statements for the twelve-month period ended December 31, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

Note 16 – Business Combinations and Other Strategic Investments

Excelvision AG

On July 22, 2014, Akorn International S.à r.l., a wholly-owned subsidiary of Akorn, Inc. entered into a share purchase agreement with Fareva SA, a private company headquartered in France to acquire all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, Excelvision AG for 21.7 million CHF, net of certain working capital and inventory amounts. Excelvision AG was a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products.

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

Other Strategic Investments

On August 1, 2011, the Company entered into a Series A-2 Preferred Stock Purchase Agreement to acquire a minority ownership interest in Aciex Therapeutics Inc. (“Aciex”), a private ophthalmic development pharmaceutical company based in Westborough, MA, for $8.0 million in cash. Subsequently, on September 30, 2011, the Company entered into Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement to acquire additional shares of Series A-2 Preferred Stock in Aciex for approximately $2.0 million in cash. On April 17, 2014, the Company entered into a Secured Note and Warrant Purchase Agreement to acquire secured, convertible promissory notes of Aciex for approximately $0.4 million in cash, and then on June 27, 2014, entered into a second Secured Note and Warrant Purchase Agreement to acquire additional secured, convertible promissory notes of Aciex for an additional amount of approximately $0.4 million. The Company’s aggregate investment in Aciex was $10.8 million at cost. Aciex was an ophthalmic drug development company focused on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consisted of both clinical stage assets and pre-Investigational new drug stage assets. The investments detailed above provided the Company with an ownership interest in Aciex of below 20%. The Aciex Agreement and Aciex Amendment contained certain customary rights and preferences over the common stock of Aciex and further provided that the Company shall have had the right to a seat on the Aciex board of directors.

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

Through the years ended December 31, 2016 and 2015, the Company sold 0.5 million and 1.1 million unrestricted shares for $6.0 million and $2.5 million, realizing an immaterial loss of $0.2 million on the sale of shares, respectively. For the year ended December 31, 2017, the Company sold its remaining available-for-sale Nicox stock with an original cost basis of $1.5 million, realizing a gain of $0.2 million.

On May 31, 2017, the Company gained the right to receive additional Nicox stock fair valued at $3.0 million as a milestone payment. The Company received the additional shares of Nicox stock in early June 2017 and sold them later that month for net cash proceeds of $2.6 million. Both the $3.0 million milestone payment and the subsequent loss of $0.4 million on the sale of the Nicox shares were reported within Other non-operating income (expense), net in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017.

In accordance with ASC 820 - Fair Value Measurement, the Company records unrealized holding gains and losses on available-for-sale securities in the “Accumulated other comprehensive income” caption in the Consolidated Balance Sheet. As of December 31, 2017, the Company maintained rights to receive a small number of shares of Nicox stock held in an expense escrow. The unrealized holding loss on these shares was a negligible dollar amount as of December 31, 2017. The escrow shares are not expected to be released within one year, and accordingly, the original cost basis of less than $0.1 million on these shares is included within Other non-current assets on the Company’s Consolidated Balance Sheet as of December 31, 2017.

Note 17 — Customer, Supplier and Product Concentration

Customer Concentration

In the years ended December 31, 2017, 2016 and 2015, a significant portion of the Company’s gross and net sales reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of December 31, 2017, 2016 and 2015 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other customers accounted for more than 10% of gross sales, net revenue or gross trade receivables for the indicated dates and periods.

The following table sets forth the percentage of the Company’s gross and net sales and gross accounts receivable attributable to these three distributors for the periods indicated:

	2017			2016			2015
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	23.6%	19.1%	26.3%	29.5%	23.3%	35.6%	28.0%	23.2%	28.8%
Cardinal	17.5%	17.9%	21.1%	15.4%	16.3%	15.1%	19.7%	19.5%	26.1%
McKesson	39.1%	26.5%	38.6%	32.5%	24.2%	33.2%	30.1%	27.3%	27.9%
Combined Total	80.2%	63.5%	86.0%	77.4%	63.8%	83.9%	77.8%	70.0%	82.8%

If sales to Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. Further, the Company is subject to credit risk from its accounts receivable, more heavily weighted to Amerisource, Cardinal and McKesson, but as of and for the years ended December 31, 2017, 2016 and 2015, the Company has not experienced significant losses with respect to its collection of these gross accounts receivable balances.

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

No individual supplier represented 10% or more of the Company’s purchases in any of the years ended December 31, 2017, 2016 and 2015.

Product Concentration

In the year ended December 31, 2017 and 2016, Ephedrine Sulfate Injection represented approximately 10% and 20% of the Company’s total net revenue respectively, while in the year ended December 31, 2015, none of the Company’s products represented 10% or more of net revenue.  The Company attempts to minimize the risk associated with product concentration by continuing to acquire and develop new products to add to its portfolio.

Note 18 — Related Party Transactions

During the years ended December 31, 2017, 2016 and 2015, the Company obtained legal services totaling $0.8 million, $1.3 million and $1.7 million, respectively, of which $0.1 million and $0.0 million was payable as of December 31, 2017 and 2016, respectively, from Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder.

The Company also obtained and paid legal services totaling $0.5 million during the year ended December 31, 2017 from Segal McCambridge Singer & Mahone, a firm for which the brother in law of the Company's Executive Vice President, General Counsel and Secretary is a partner.

The Company obtained support services for compliance with DSCSA requirements totaling $0.5 million during the year ended December 31, 2017 from Domino Amjet, Inc., a company for which the brother of the Company’s Executive Vice President, General Counsel and Secretary is a Vice President of Sales.

Note 19 – Selected Quarterly Financial Data (Unaudited)

				Net (Loss) Income
(In thousands, except per share amounts)	Revenues	Gross Profit	Operating (Loss) Income (1)	Amount	Per Basic Share	Per Diluted Share
Year Ended December 31, 2017:
4th Quarter	$186,057	$83,085	$(116,442)	$(65,217)	$(0.52)	$(0.52)
3rd Quarter	202,428	97,963	9,423	(2,897)	(0.02)	(0.02)
2nd Quarter	199,140	102,967	14,530	2,537	0.02	0.02
1st Quarter	253,420	149,132	74,833	41,027	0.33	0.33
Year Ended December 31, 2016:
4th Quarter	$283,667	$169,254	$60,796	$32,455	$0.26	$0.26
3rd Quarter	284,095	170,227	86,828	47,909	0.38	0.38
2nd Quarter	280,734	171,773	92,368	61,993	0.51	0.50
1st Quarter	268,347	163,017	87,579	41,886	0.35	0.34

(1) The shift from an Operating income position in the first quarter of 2017, to an Operating loss in the fourth quarter 2017, was primarily due to impairments of Intangibles assets, net. See Note 5 - Goodwill and Other Intangible Assets for further details.

Note 20 – Legal Proceedings

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

On September 29, 2017, Akorn accepted service in the Shannon Action, with the understanding that the parties will stay the proceedings until the plaintiff files an amended complaint. On November 15, 2017, the Circuit Court of Cook County, Illinois, County Department, Chancery Division held a status conference in the Shannon Action and ordered that plaintiff shall file an amended complaint after the proposed merger closes by a date to be set by the court, and the Akorn defendants need not answer or otherwise respond to plaintiff’s current complaint and any deadline for response to the current complaint is stricken. The Company believes that the Shannon Action is without merit and intends to vigorously defend it.

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

On September 15, 2017, the parties in the Berg Action filed a stipulation reflecting an agreement upon the payment of attorneys’ fees and expenses to plaintiffs’ counsel to resolve any and all fee claims related to the Section 14(a) Actions. On September 18, 2017, Objector Theodore H. Frank filed motions to intervene in the Section 14(a) Actions, seeking to enjoin plaintiffs and their counsel in these actions from receiving payment under the stipulation filed in the Berg Action on September 15, 2017. The motions to intervene do not seek any relief from the Company or its directors. On September 26, 2017, the United States District Court for the Northern District of Illinois denied the motion to intervene without prejudice in the Alcarez Action. On September 27, 2017, the United States District Court for the Northern District of Illinois struck the motion to intervene in the Harris Action and terminated the motion to intervene in the Pullos Action. On October 4, 2017, the United States District Court for the Northern District of Illinois entered and continued Objector Frank’s motions to consolidate and intervene in the Berg Action. Following additional briefing, on November 21, 2017, the United States District Court for the Northern District of Illinois denied Objector Frank’s motions to intervene and consolidate without prejudice and granted Objector Frank leave to refile his motions to intervene and consolidate. On December 8, 2017, Objector Frank filed his renewed motion to intervene and the parties completed briefing on January 8, 2018.

Other Matters

On April 7, 2017, a jury in the State Court of Houston County in the State of Georgia reached a verdict of $20.5 million in damages against Akorn, Inc. in the product liability case Ann Pope and Anthony Pope v. Horatio V. Cabasares, M.D., Horatio V. Cabasares, M.D., P.C. Houston Healthcare Systems, Inc., Akorn Sales, Inc., and Akorn, Inc. in which plaintiff claimed Akorn provided inadequate labeling on its product methylene blue.  The Company maintains sufficient product liability insurance coverage for the defense costs and expenses as well as the verdict related to this case.  Further, on April 27, 2017, Akorn filed its notice of appeal on August 17, 2017, and the appeal is proceeding, thereby challenging liability as well as the compensatory and punitive damage awards. The appeal is proceeding.

As previously disclosed in various reports filed with the SEC, on March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., et al., in the federal district court of Northern District of Illinois, No. 15-cv-1944.  The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmaceutical Co., Inc. and VersaPharm, Inc.  A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15-cv-3921, was filed on May 4, 2015 making similar allegations.  On August 24, 2015, the two cases were consolidated and a lead plaintiff appointed in In re Akorn, Inc. Securities Litigation.   On July 5, 2016, the lead plaintiff group filed a consolidated amended complaint making similar allegations against the Company and an officer and former officer of the Company. The consolidated amended complaint seeks damages on behalf of the putative class. On August 9, 2016, the defendants filed a motion to dismiss the case. On March 6, 2017, the court denied the motion to dismiss and the defendants subsequently filed an answer to the consolidated amended complaint on March 27, 2017. On October 3, 2017, the parties informed the court that they have reached a settlement in principle of the litigation. In December 2017, following the court's order preliminarily approving the class plaintiffs’ proposed settlement for $24 million, the Company paid $5.0 million and its insurers paid $19.0 million. The court scheduled a final approval settlement and plan of allocation of settlement funds hearing for April 2, 2018.

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

The Louisiana Attorney General filed suit, Number 624,522, State of Louisiana v. Abbott Laboratories, Inc., et al., in the Nineteenth Judicial District Court, Parish of East Baton Rouge, Louisiana state court, including Hi-Tech Pharmacal and other defendants. Louisiana’s complaint alleges that the defendants violated Louisiana state laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and DESI products that were allegedly ineligible for reimbursement. The defendants filed exceptions of no cause of action and no right of action in response to Louisiana’s amended complaint resulting in a judgment entered on October 2, 2015, which dismissed all of Louisiana’s claims. Louisiana sought appellate review of the court’s decision. On October 21, 2016, the First Circuit Court of Appeal affirmed the trial court’s judgment in part, reversed it in part, and remanded the case for further proceedings.  On December 22, 2016, the First Circuit denied Louisiana’s application for rehearing with respect to the First Circuit’s affirmance. On January 20, 2017, Louisiana filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision affirming the trial court’s judgment.  On January 23, 2017, the defendants filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision reversing the trial court’s judgment. On March 13, 2017, the Louisiana Supreme Court denied both writ applications. On May 11, 2017, the defendants filed an exception of no cause of action in response to Louisiana’s amended complaint, which seeks the dismissal of Louisiana’s two remaining statutory claims. In a judgment entered on August 9, 2017, the trial court sustained defendants’ exception of no cause of action with respect to Louisiana’s claim under Louisiana’s Medicaid fraud statute.  The trial court issued a further judgment on October 3, 2017, holding that for the one remaining claim, brought under Louisiana’s unfair trade practices claim, Louisiana could not seek civil penalties for conduct pre-dating June 2, 2006.  The defendants filed an application for supervisory writs with the Court of Appeal for the First Circuit on October 24, 2017, seeking reversal of the trial court’s denial of their no cause of action exception with respect to the unfair trade practices claim, which would completely dismiss the case.  Briefing is complete, and the parties are awaiting a ruling from the First Circuit.

As previously disclosed in various reports filed with the SEC, Fera Pharmaceuticals, LLC v. Akorn Inc., Sean Brynjelsen, and Michael Stehn, in the United States District Court for the Southern District of New York, Case No. 12-cv-07692-LLS. Fera Pharmaceuticals, LLC (“Fera”) filed this action on September 12, 2012. The defendants in the case are the Company, one former employee of the Company, Sean Brynjelsen, and a current employee of the Company, Michael Stehn. The amended complaint generally alleges that the Company breached certain terms of a contract manufacturing supply agreement by, among other things, failing to manufacture Fera’s products, raising the manufacturing cost, and impermissibly terminating the contract. In addition, Fera alleges that the Company misappropriated Fera’s trade secrets in order to manufacture Erythromycin and Bacitracin for its own benefit. The counts in the amended complaint are for (1) breach of contract, (2) misappropriation of trade secrets, (3) fraudulent inducement, and (4) declaratory and injunctive relief. Fera seeks $135 million in compensatory damages, an additional, unspecified amount in punitive damages, and injunctive relief restraining the Company from selling the products at issue in the case. The Company filed a counterclaim against Fera and certain affiliates, as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations. Pursuant to a settlement reached by all of the parties, on February 16, 2018, settlement payments were made and on February 23, 2018, the court entered an order dismissing all claims at issue in the case with prejudice.

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

The Company did not repurchase any of its common stock during 2017. During 2016, the Company repurchased 1.8 million shares at an average price of $24.89. In aggregate, over the life of the Stock Repurchase Program the Company has repurchased 1.8 million shares at an average purchase price of $24.89. As of December 31, 2017, the Company had $155.0 million remaining under the repurchase authorization.

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

As of December 31, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of December 31, 2017.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework (2013). It is Management’s assessment that, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017.

(iii) Remediation of 2016 Internal Control Weakness

In prior filings, we identified and reported a material weakness in the Company’s internal control over financial reporting related to our internal controls over accounting for indefinite-lived IPR&D related intangible assets. As reported in our Form 10-Q filed on July 31, 2017, we have now executed our remediation plan and testing procedures.

We have designed, implemented, and tested the appropriate controls to fully remediate the material weakness. These controls include additional procedures related to the review of assumptions and data inputs, as well as the review of the results and documentation of the IPR&D indefinite-lived intangible assets impairment analysis. Therefore, all remedial actions as described fully in our 2016 Form 10-K, as filed on March 1, 2017, are fully completed.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The Company’s Board of Directors (“Board”) currently consists of seven members. The table below sets forth the age, position with the Company, and year first elected or appointed as a director of the Company, of each director. The narrative descriptions below set forth the principal occupation, employment, position with the Company (if any), and directorships in other public corporations, of each of the seven directors. Unless otherwise indicated, each director has been engaged in the principal occupation or occupations described below for more than the past five years.

Name	Age	Director Since	Present Position with Akorn
Alan Weinstein	75	2009	Chairman of the Board
Kenneth S. Abramowitz	67	2010	Director
Adrienne L. Graves	64	2012	Director
Ronald M. Johnson	72	2003	Director
Steven J. Meyer	61	2009	Director
Terry Allison Rappuhn	61	2015	Director
Brian Tambi	72	2009	Director

ALAN WEINSTEIN
Director Since: 2009 Age: 75	Committees: Compensation, Nominating and Corporate Governance (chair)

Mr. Weinstein became a director in July 2009 and was appointed Chairman of the Board in 2017. Since 2000, Mr. Weinstein has provided consulting services to supplier clients in the areas of hospital organization, hospital operations, and working with GPOs. Mr. Weinstein founded and served as President of Premier, Inc., a national GPO providing services for hospitals nationwide. Mr. Weinstein serves as a director on the board of OpenMarkets, which provides a services and technology platform for efficiently purchasing healthcare equipment, and on the board of trustees of the Rosalind Franklin University of Medicine and Science. Previously, Mr. Weinstein served on the boards of privately held companies in the healthcare industry whose primary customers were hospitals, including: Vascular Pathways, Inc. (a medical device company), Precyse (a healthcare services and technology company), SutureExpress (a healthcare services company) and Sterilmed, Inc. (a healthcare services company).

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

KENNETH ABRAMOWITZ
Director Since: 2010 Age: 67	Committees: Audit

Mr. Abramowitz was elected to the Board in May 2010. Mr. Abramowitz is Managing General Partner of NGN Capital, a venture capital firm that he co-founded in 2003 which focuses on investments in the healthcare and biotechnology sectors. Mr. Abramowitz joined NGN Capital from The Carlyle Group in New York where he was Managing Director from 2001 to 2003 and focused on U.S. buyout opportunities in the healthcare industry. Prior to that, Mr. Abramowitz worked as an analyst at Sanford C. Bernstein & Company, where he covered the medical supply, hospital management and health maintenance organization (HMO) industries for 23 years. Mr. Abramowitz earned a B.A. from Columbia University in 1972 and an M.B.A. from Harvard Business School in 1976. Mr. Abramowitz currently sits on the boards of the following privately held companies: OptiScan Biomedical Corporation (a company that develops continuous monitoring systems for use in hospital ICUs),

Cerapedics, Inc. (an orthobiologics company) and MitralTech Ltd. (a company that develops and manufactures cardiovascular devices for mitral valve replacement). Mr. Abramowitz previously served as a director at EKOS Corp., Small Bone Innovations, Inc., Option Care, Inc., Sightline Technologies Ltd. (acquired by Stryker) and Power Medical Interventions (acquired by Covidien), as well as MedPointe and ConnectiCare Holdings, Inc.

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

ADRIENNE GRAVES, PH.D
Director Since: 2012 Age: 64	Committees: Compensation (chair), Nominating and Corporate Governance

Dr. Graves was appointed a director by the Board in March 2012. Dr. Graves is a visual scientist by training and a global industry leader in ophthalmology. From 2002 to 2010, Dr. Graves was President and Chief Executive Officer of Santen Inc., the U.S. subsidiary of Santen Pharmaceutical Co., Ltd., Japan’s market leader in ophthalmic pharmaceuticals. Dr. Graves joined Santen Inc. in 1995 as Vice President of Clinical Affairs to initiate the company’s clinical development efforts in the U.S. Prior to joining Santen, Dr. Graves spent nine years with Alcon Laboratories, Inc. in various roles, including Senior Vice President, World Wide Clinical Development and Vice President Clinical Affairs. She currently serves on the boards of directors of the public companies TearLab Corporation (NASDAQ: TEAR) and Nicox SA (Euronext Paris; COX) and the privately held company Surface Pharmaceuticals. Dr. Graves is also a board member for several non-profit organizations, including the American Academy of Ophthalmology Foundation (Emeritus), the American Association for Cataract and Refractive Surgery, the Glaucoma Research Foundation, KeepYourSight Foundation, and Himalayan Cataract Project. Dr. Graves co-founded Ophthalmic Women Leaders and Glaucoma 360. She received her B.A. in Psychology with honors from Brown University, her Ph. D. in Psychobiology from the University of Michigan and completed a postdoctoral fellowship in visual neuroscience at the University of Paris.

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

RONALD JOHNSON
Director Since: 2003 Age: 72	Committees: Audit, Compensation

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

STEVEN MEYER
Director Since: 2009 Age: 61	Committees: Audit, Nominating and Corporate Governance

Mr. Meyer was appointed a director by the Board in June 2009. Since 2005, Mr. Meyer has served as the Chief Financial Officer of JVM Realty, a private investment firm specializing in the acquisition, re-positioning and management of real estate for investors. Prior to that, Mr. Meyer was employed by Baxter International Incorporated, a global healthcare company that provides renal and hospital products. Mr. Meyer served as the Corporate Treasurer and International Controller and VP of Global Operations during a 23-year career at Baxter International, Inc. Mr. Meyer serves as the chairman of the board of directors and as chair of the audit committee of Insys Therapeutics (NASDAQ: INSY), a publicly held drug development company focused on pain and oncology. Mr. Meyer earned his MBA in finance and accounting from the Kellogg Graduate School of Management at Northwestern University and his B.A. in Economics from the University of Illinois in Champaign-Urbana. He is an Illinois Certified Public Accountant.

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

TERRY ALLISON RAPPUHN
Director Since: 2015 Age: 61	Committees: Audit (chair), Nominating and Corporate Governance

Ms. Rappuhn was appointed a director by the Board in April 2015. In 2017, Ms. Rappuhn was appointed to the board of directors and as chair of the audit committee of Quorum Health Corporation (NYSE: QHC), an operator of general acute care hospitals and outpatient services. Also in 2017, Ms. Rappuhn was elected to serve on the board of directors of Genesis Healthcare, Inc. (NYSE:GEN), one of the nation’s largest post-acute care providers. From 2016 to 2017 Ms. Rappuhn served on the board of directors and audit committee of Span-America Medical Systems, Inc. (previously a publicly held company that was acquired by Savaria Corporation), a manufacturer of beds and pressure management products for the medical market. From 2006 to 2010, Ms. Rappuhn served on the board of AGA Medical Holdings, Inc. (previously a publicly held company that was acquired by St. Jude Medical), a medical device company, where she served as the audit committee chairperson. From 2003 to 2007, she served on the board of directors of Genesis HealthCare Corporation (previously a publicly held company that merged), an operator of skilled nursing and assisted living centers, where she served as the audit committee chairperson. From 1999 to April 2001, Ms. Rappuhn served as Senior Vice President and Chief Financial Officer of Quorum Health Group, Inc. (previously a publicly held company that was acquired by Triad Hospitals, Inc.), an owner and operator of acute care hospitals. From 1996 to 1999 and from 1993 to 1996, Ms. Rappuhn served as Quorum’s Vice President, Controller and Assistant Treasurer and as Vice President, Internal Audit, respectively. Ms. Rappuhn has 15 years of experience with Ernst & Young, LLP, is a Certified Public Accountant, and holds the CERT Certificate in Cybersecurity Oversight.

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

BRIAN TAMBI
Director Since: 2009 Age: 72

Mr. Tambi was appointed a director by the Board in June 2009. Mr. Tambi serves as a member of the board of directors of Insys Therapeutics (NASDAQ: INSY), a publicly held drug development company focused on pain and oncology. Since forming the company in 2006, Mr. Tambi has served as the Chairman of its board, President and Chief Executive Officer of Antrim Pharmaceuticals, LLC, a pharmaceutical company focused on developing, manufacturing and marketing combinations of leading single agent drugs and delivery systems. From 1995 to 2006, Mr. Tambi was the Chairman of the board of directors, President and Chief Executive Officer of Morton Grove Pharmaceuticals, Inc., a leading manufacturer and marketer of oral liquid and topical pharmaceuticals. Prior to Morton Grove, Mr. Tambi served as President of Ivax North American Pharmaceuticals and as a member of the board of directors of Ivax Corporation (previously a publicly held pharmaceutical company that was acquired by Teva). Mr. Tambi also served as Chief Operating Officer of Fujisawa USA, Inc., a subsidiary of Fujisawa Pharmaceutical Company, Ltd. Mr. Tambi also held executive positions at Lyphomed, Inc. and Bristol-Myers Squibb. Mr. Tambi earned his MBA in International Finance & Economics and his B.S. in Corporate Finance from Syracuse University. Mr. Tambi holds one of the seats on Akorn’s Board of Directors that was designated for nomination by Dr. Kapoor.

Among other qualifications, Mr. Tambi brings to Akorn’s Board extensive pharmaceutical industry experience, particularly FDA knowledge and drug development and commercialization expertise, as well as business leadership skills gained from his experience as a founder, executive and board member of numerous public and private pharmaceutical companies.

Additional Disclosure
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

The Company’s Board of Directors consists of nine seats. Dr. Kapoor, a principal shareholder and the Company’s former chairman, is entitled to nominate up to three persons to serve on our Board, one entitled to be nominated by the Kapoor Trust in accordance with terms of the Stock Purchase Agreement dated November 15, 1990, and two to be nominated by EJ Funds pursuant to terms of the Modification, Warrant and Investor Rights Agreement entered into on April 13, 2009. Mr. Brian Tambi was nominated for these purposes. The other two seats remain vacant. The Board met 11 times in 2017.

Executive Officers

Please refer to Part I for a description of the current Executive Officers of the Company and their role, background and experience.

Committees of the Board

The Board has three standing committees: an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). From time to time, the Board may create special committees. The below chart shows the current members and chairpersons of our three standing committees, though the Board has created, and may create other, special committees from time to time, which committees may not necessarily be listed below or described herein.

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Alan Weinstein	−	Member	Chair
Kenneth S. Abramowitz	Member	−	−
Adrienne L. Graves	−	Chair	Member
Ronald M. Johnson	Member	Member	−
Steven J. Meyer	Member	−	Member
Terry Allison Rappuhn	Chair	−	Member
Brian Tambi	−	−	−

The composition of Board committees is reviewed and determined each year at the initial meeting of the Board after the annual meeting of shareholders.

Audit Committee
The Audit Committee oversees the Company’s corporate accounting and financial reporting process and audits of the Company’s financial statements. The Audit Committee met five times during the 2017 fiscal year. A current copy of the Audit Committee Charter, which has been adopted and approved by the Board, is available on our website at http://www.akorn.com (the contents of such website are not incorporated into this Form 10-K).

The Board has reviewed NASDAQ’s definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are “independent” under the listing standards of NASDAQ. Further, the Board determined that each of the members of the Audit Committee is “independent” in accordance with Rule 10A-3 of the Exchange Act. The Board has determined that Mr. Abramowitz, Mr. Meyer and Ms. Rappuhn each qualify as an “audit committee financial expert,” as defined in applicable SEC rules.

The Board has made a qualitative assessment of Mr. Abramowitz’s level of knowledge and experience based on a number of factors, including his formal education and his experience as a Managing Director for the Carlyle Group, as an analyst for more than 20 years at Sanford C. Bernstein & Company as well as his experience as Managing General Partner of a venture capital firm.

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

The Board also made a qualitative assessment of Ms. Rappuhn’s level of knowledge and experience based on a number of factors, including her formal education and her experience as a Chief Financial Officer of Quorum Health Group, Inc., a previously public company that owned and operated acute care hospitals, as well as her experience as VP, Controller and Assistant Treasurer and VP, Internal Audit at Quorum, her 15 years of experience with Ernst & Young, LLP and her prior service as audit committee chairperson for other public companies.

Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Abramowitz’s, Mr. Meyer’s and Ms. Rappuhn’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Abramowitz, Mr. Meyer or Ms. Rappuhn any duties, obligations or liabilities that are greater than are generally imposed on them as members of the Audit Committee and the Board, and their designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of our Audit Committee or the Board.

Compensation Committee

The Compensation Committee, which met four times during 2017, reviews and approves the overall compensation strategy and policies for the Company. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of the Company’s executive officers and other senior management; reviews and approves the compensation and other terms of employment of the Company’s executive officers; and administers equity awards and stock purchase plans. Each member of the Compensation Committee has been determined by the Board to be “independent” under the listing standards of NASDAQ. A current copy of the Compensation Committee Charter, which has been adopted and approved by the Board, is available on the Company’s website at http://www.akorn.com (the contents of such website are not incorporated into this Form 10-K). The Compensation Committee has authority to obtain advice and seek assistance from internal and external accounting and other advisors and to determine the extent of funding necessary for the payment of any consultant retained to advise it.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for developing and implementing policies and processes regarding corporate governance matters, assessing Board membership needs and making recommendations regarding potential director candidates to the Board. A current copy of the Nominating and Corporate Governance Committee Charter, which has been adopted and approved by the Board, is available on the Company’s website at http://www.akorn.com (the contents of such website are not incorporated into this Form 10-K). Each member of the Nominating and Corporate Governance Committee has been determined by the Board to be “independent” under the listing standards of NASDAQ. The Nominating and Corporate Governance Committee met two times during 2017.

The Board believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Board also considers such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our shareholders. However, the Board retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of shareholders. In conducting this assessment, the Board considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. The Board strives to achieve diversity in the broadest sense, including persons diverse in geography, age, gender, ethnicity, knowledge and experiences. Although the Board does not have a stand-alone diversity policy, the Board’s overall diversity is a significant consideration in the director selection and nomination process. The Board and Nominating and Corporate Governance Committee assess the effectiveness of board diversity efforts in connection with the annual nomination process as well as in new director searches. Currently, almost half of the Directors are women or minorities. In the case of incumbent directors whose terms of office are set to expire, the Board and the Nominating and Corporate Governance Committee review such directors’ overall service to the Company during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such director’s independence. In the case of new director candidates, the Board also determines whether the nominee must be independent, which determination is based upon applicable SEC and NASDAQ rules.

Board members should possess such attributes and experience as are necessary to provide a broad range of personal characteristics, including diversity, management skills, and pharmaceutical industry, financial, technological, business and international experience. Directors selected should be able to commit the requisite time for preparation and attendance at regularly scheduled Board and committee meetings, as well as be able to participate in other matters necessary for good corporate governance.

In order to identify a potential Board candidate, the Board uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Board conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Board meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. To date, the Board has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates, nor has the Board rejected a director nominee from a shareholder or shareholders.
Independence of the Board of Directors

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”). The Board has determined that a majority of the members of the Board qualify as “independent,” as defined by the listing standards of NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has further determined that all of the Company’s directors are “independent” under the listing standards of NASDAQ, except for Mr. Tambi. In making this determination, the Board considered that there were no new transactions or relationships between its current directors and the Company, its senior management and its independent auditors since last making this determination.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file reports of security ownership and changes in such ownership with the SEC. Based solely on our review of the reports that have been filed by or on behalf of such persons in this regard and written representations from them, we believe that all such persons have timely filed all reports required by Section 16(a) of the Exchange Act during 2017.
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

Item 11. Executive Compensation and Other Information.

Executive Summary

2017 Performance Highlights
Generated Net revenue of $841.0 million
Generated Operating loss of $24.6 million
Expanded R&D footprint with the opening of a new R&D center in Cranbury, NJ
Akorn and its partners received 26 new-to-Akorn ANDA product approvals and one NDA approval from the FDA in the year ended December 31, 2017
As of December 31, 2017, Akorn had 68 ANDA filings under FDA review of which five were submitted during 2017

2017 Named Executive Officers (“NEOs”)
Raj Rai	Chief Executive Officer
Duane A. Portwood	Executive Vice President and Chief Financial Officer
Joseph Bonaccorsi	Executive Vice President, General Counsel and Secretary
Bruce Kutinsky	Chief Operating Officer
Steven Lichter	Executive Vice President, Pharmaceutical Operations
Jonathan Kafer	Executive Vice President, Sales and Marketing

Compensation Discussion and Analysis

How We Determine Pay

Compensation Philosophy and Objectives and Role of the Compensation Committee

The Compensation Committee leads the development of our compensation philosophies and practices to assure that the total compensation paid to our executive officers is fair and reasonable relative to the extremely competitive nature of the specialty pharmaceutical industry of which we are a part. For several years, our Company experienced major business and financial challenges, followed by a significant turn-around that is largely attributable to the success of our management team. During the challenging downturn years, the Compensation Committee focused intently on attracting and rewarding executives with the unique intersection of industry and turnaround skills and made compensation decisions based on our objective of aligning the Company’s key executives’ goals and incentive pay with the goals of our shareholders in order to enable and encourage the turn-around effort. Consistent with our ongoing goal to keep the Company’s key executives’ objectives and incentive pay aligned with the goals of our shareholders, we continue to pursue a compensation philosophy that is intended to provide total compensation opportunities, which include base salary, performance-based cash bonus, long term equity compensation, and a health and welfare benefits package.

In 2012, we refined our compensation philosophy to reflect the Company’s posture in the industry in order to align it with the achievement of the Company’s business strategies. Accordingly, we developed and adopted a philosophy that is intended to serve the foundation upon which the executive compensation program is structured and administered and to serve as a basis for guiding the continued development and evolution of the program.

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

Role of Peer Group

Since 2013, our compensation consultant has worked with the Compensation Committee in comparing our executive compensation with pertinent market data. The data was taken from filings made with the SEC by a selected peer group, which peer group we updated and refined in 2016. The following companies comprised our selected peer group in 2017:

2017 Peer Group
Alkermes Plc.	Jazz Pharmaceuticals plc
Biomarin Pharmaceutical Inc.	Lannett Company, Inc.
Catalent, Inc.	Mallinckrodt Plc.
Endo International Plc.	Prestige Brands Holdings, Inc.
Horizon Pharma plc	Quintiles Transnational Inc.
Impax Laboratories, Inc.	United Therapeutics Corporation
Incyte Corporation

Specifically, the Compensation Committee requested the consultant to report base and annual salary incentive percentages for executives in similar sized companies based on revenue and market capitalization and/or similar industries. The Compensation Committee reviewed the data in order to obtain a general understanding of current compensation practices and trends for specific positions held rather than focusing on the Named Executive Officers. This analysis was reviewed and updated as necessary in each year since 2013, including 2017, in order to confirm the appropriate data, measures and comparisons.

With respect to establishing the CEO and CFO compensation, we gather, analyze and evaluate the compensation mix provided by our peer group, as well as consider the other factors set forth in the Compensation Committee’s charter. We do not target or benchmark our Named Executive Officers’ compensation at a certain level or percentage based on other companies’ compensation arrangements.

Role of the Shareholders

The Compensation Committee considers shareholder input when setting compensation for the Company’s Named Executive Officers.

At the last annual shareholder meeting, the Company’s advisory vote on executive compensation was approved by the following non-binding advisory vote:

For	Against	Abstain	Broker Non-Votes
102,859,370	1,370,617	270,464	9,779,642

This represents more than a 98% favorable vote. Although the effect of the advisory vote on executive compensation is non-binding, the Board and the Compensation Committee considered these results and determined that, based upon their review of the compensation program, input from the compensation consultant and given the significant level of shareholder support, no major restructuring of our executive compensation program was necessary at this time.

In addition, at the last annual shareholder meeting, the Company’s shareholders were asked to recommend by non-binding advisory vote the frequency for the Company’s future votes on its executive compensation program, whether such votes should be every year, every two years, or every three years. The Company had recommended that subsequent votes on the Company executive compensation program should be held every year. Shareholders’ votes concurred with this recommendation as follows:

1 Year	2 Years	3 Years	Abstentions
97,357,987	69,016	6,829,711	243,737

The Compensation Committee will continue to consider the outcome of the future advisory votes, as well as shareholder feedback that we receive from our shareholder outreach program, and other analysis and data when making compensation decisions for our Named Executive Officers and our compensation programs generally. Akorn values the opinions of its shareholders and is committed to considering their opinions in making compensation decisions. See “Shareholder Outreach Program.”

Elements of Our Compensation Program

For 2017, the principal components of compensation for our Named Executive Officers were base salary, performance based annual cash incentive and long-term equity incentive. In addition, we offer health and welfare benefits and certain limited perquisites and separation benefits.

Element	Type	At Risk
Base salary	Cash	No, fixed
Performance-based annual incentive(1)	Cash	Yes, at risk based on Company and individual performance
Long-term incentives(2)	Equity	Yes, at risk because time-based vesting occurs over a period of years

(1)
We occasionally also provide non-recurring discretionary cash bonuses to reflect superior individual performance, new responsibilities or to compensate new hires for amounts forfeited from their previous employer.

(2)	Historically, we have awarded options and/or RSUs.

Base Salary

The salaries for our Named Executive Officers are established to be competitive with market practices in order to allow us to attract and retain senior executive talent. Salary decisions are also influenced by internal equity taking into consideration the relationship between salaries among the executives and each executive’s role and responsibilities and the impact on Company performance. Other factors considered by the Compensation Committee include an executive’s experience, specific skills, tenure and individual performance. In setting base salaries for the CEO, CFO, COO and General Counsel, we also consider external equity based on analysis of peer group data. The Compensation Committee typically reviews the base salaries of our Named Executive Officers annually in the first quarter with any increases effective as of March 1 of that year.

Performance-Based Annual Incentive Plan

Each year, the Compensation Committee adopts guidelines pursuant to which it calculates the annual performance-based cash incentive awards available to our Named Executive Officers. We have instituted management-by-objectives (MBO) to assess performance as a basis for determining awards for all of our Named Executive Officers paid out under our 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Our MBO based incentive program affords us the opportunity and framework for establishing both corporate and individual performance objectives. Individual MBOs extend beyond financial performance and include actions required for the continued future growth of the company. Each Named Executive Officer’s MBOs align with each of the corporate MBOs. Named Executive Officers are also eligible to receive a “stretch” bonus if certain objectives were achieved under the “stretch” portion of the incentive bonus plan. The Compensation Committee believes that our annual incentive program provides our Named Executive Officers with a team incentive to both enhance our financial performance and perform at the highest level.

Typically, for purposes of determining the target bonus amount earned by each Named Executive Officer, the Company objectives are weighted 50% as a group, and the individual MBOs are weighted 50% as a group. In addition, the Compensation Committee reviews the Company’s performance and each individual executive’s performance against their respective objectives that were set in the prior year and then assigned the Company and each Named Executive Officer a performance rating from 0-100. No payments are made under the incentive plan unless a threshold Company objective, such as Adjusted EBITDA, is attained. In addition, an executive officer must have achieved at least 50% of his MBOs in order to receive a bonus under the incentive bonus plan.

In addition to cash bonus payments made under our annual cash incentive plan, the Compensation Committee may provide discretionary bonuses to reward an executive’s superior performance in overcoming unforeseen circumstances and exceptional achievements.

Long-Term Equity Incentive Plan

Under the Omnibus Plan, the Compensation Committee has the flexibility to make equity awards of the common stock of the Company, including time- and performance-based awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other equity based awards. Our Board developed a long-term equity incentive plan as part of our goal to structure our compensation in a manner where the largest increase in total direct compensation for our Named Executive Officers comes from appreciation in a long-term equity incentive award made under the Omnibus Plan (“Long-Term Incentive Award”). Under the plan, the Long-Term Incentive Awards to executive officers would be awarded such that 75% of the grant-date fair value of each executive’s equity grant would be provided in the form of options and 25% in RSUs. However, in light of the Merger Agreement that the Company entered into on April 24, 2017 with Fresenius Kabi, all equity grants made in May 2017 were in the form of RSUs. We believe that Long-Term Incentive Awards should provide a large majority of the compensation opportunity for our Named Executive Officers. The Company does not have any long-term cash incentives nor does it maintain a pension plan or a supplemental executive retirement plan. Our current Form of Non-Qualified Stock Option Award Agreement, Form of Incentive Stock Option Award Agreement and Form of Restricted Stock Unit Award Agreement were filed as exhibits to the Company’s 2016 Form 10-K filed with the SEC on March 1, 2017. The Company may from time to time grant other types of equity awards using other forms of award agreements.

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

In light of the Merger Agreement entered into with Fresenius Kabi on April 24, 2017, no NSOs were granted to Named Executive Officers in 2017. All equity awards were in the form of RSUs.

Restricted Stock Units

Beginning in 2014, based in part upon the recommendation of the compensation consultant, the Compensation Committee determined that the long-term incentive awards to executive officers would be awarded such that 75% of the grant-date fair value of each executive’s equity grant would be provided in the form of options and 25% in RSUs. However, as mentioned above, due to the Merger Agreement, the 2017 equity awards to executive officers were 100% in the form of RSUs. Each RSU represents the right to receive one share of our common stock on a stated date (the “vesting date”) unless the award is terminated earlier in accordance with terms and conditions established by the administrator of our Omnibus Plan. The RSUs generally vest in equal installments, 25% of the award per year on each of the first four anniversaries of the date of grant. Unless the Compensation Committee determines otherwise, RSUs that do not vest will be forfeited. Holders of RSUs have no voting, dividend or other rights as a shareholder until such units are vested.

Timing of Equity Grants and Equity Grant Practices

At the Board meeting held immediately after our annual meeting of shareholders, the Compensation Committee typically will recommend equity compensation, if any, to be awarded to our Named Executive Officers and all other Company employees. All awards are made based on the closing price of our stock on the date of grant. In addition, throughout the year, awards may be made to new employees upon their joining the Company and to employees who are promoted. The timing of such awards depends on those specific circumstances and is not tied to any other particular company event, anticipated events or announcements. Under our long-term equity incentive plan, in 2017 each executive officer was eligible to receive an award with a value up to a certain percentage of the executive’s annual salary as follows: Mr. Rai 400%; Mr. Portwood 250%, Mr. Bonaccorsi 250%, Dr. Kutinsky 300%, Mr. Lichter 100%, and Mr. Kafer 100%.

In addition to awards made under our incentive plans, the Compensation Committee may provide discretionary bonuses to reward an executive’s superior performance in overcoming unforeseen circumstances and exceptional achievements.

Analysis of What We Paid

2017 Base Salaries

In 2017, the Compensation Committee reviewed the base salaries of our Named Executive Officers and increases to base salaries were implemented with the weighted average base salary of our Named Executive Officers increasing approximately 5% in comparison to 2016.

	2017 Base Salary ($)	2016 Base Salary ($)	What We Took Into Consideration in Setting 2017 Salaries
Raj Rai	857,000	824,000	Mr. Rai’s performance in 2016 in leading the company through the restatement process and one of the strongest performance years the company had achieved
Duane A. Portwood	468,000	450,000	Mr. Portwood’s performance in 2016 in leading the successful restatement of prior year financials and strengthening financial controls
Joseph Bonaccorsi	456,000	437,750	Mr. Bonaccorsi’s performance in 2016 in handling special legal matters and the increased legal and regulatory work we encountered through our restatement process
Bruce Kutinsky	503,000	484,100	Dr. Kutinsky’s performance in 2016 in leading the performance of the Operations, Commercial, IT and Regulatory organizations
Steven Lichter	335,000	309,000	Mr. Lichter’s performance in 2016 in strengthening the Operations organization and the processes and an additional adjustment based on market comparisons
Jonathan Kafer	335,000	309,000	Mr. Kafer’s performance in 2016 in driving record sales through the Commercial organization and an additional adjustment based on market comparisons

2017 Performance-Based Annual Incentive Awards

We structured specific annual incentive awards for 2017 based upon MBOs for our CEO, CFO, COO and General Counsel, as well as the Company’s achievement of its overall goals. After the Board reviewed the strategic plan and budget for the year, the Compensation Committee set annual incentive compensation targets designed to induce achievement of that plan and budget.

For 2017, we set the CEO’s bonus target at 100% of base salary, the CFO’s bonus at 50% of base salary, the COO’s bonus at 50% of base salary and the General Counsel’s bonus at 50% of base salary. These were the same bonus targets set for the CEO, CFO and COO for 2016. Messrs. Lichter and Kafer had 2017 target bonus opportunities of 40% of base salary, the same as for 2016. In 2017, the Named Executive Officers each had additional opportunity for “stretch” bonus from 20% to up to 60% of their base salary if certain additional objectives were achieved.

In general, the Compensation Committee considered the experience, responsibilities, title and historical performance of each particular Named Executive Officer when determining the target and stretch bonus opportunities and approved specific performance objectives based on the CEO’s recommendation and the Compensation Committee’s review. For the year 2017, no payments were made under the non-equity incentive plan because the threshold Company objective of Adjusted EBITDA was not attained even though there was significant progress made against critical projects, the negotiation of the agreement with Fresenius Kabi and the pre-merger integration planning support.

	2017 Target Base Incentive Bonus Opportunity as % of Base* Salary*	2017 Target Base Incentive Bonus Opportunity as $*	2017 Stretch Incentive Bonus Opportunity as % of Base Salary*	2017 Stretch Incentive Bonus Opportunity as $*	2017 Total Incentive Bonus Opportunity*	Total Incentive Bonus Earned for 2017
Raj Rai	100%	$857,000	50%	$428,500	$1,285,500	$—
Duane A. Portwood	50%	234,000	25%	117,000	351,000	—
Joseph Bonaccorsi	50%	228,000	25%	114,000	342,000	—
Bruce Kutinsky	50%	251,500	25%	125,750	377,250	—
Steven Lichter	40%	134,000	20%	67,000	201,000	—
Jonathan Kafer	40%	134,000	60%	201,000	335,000	—

(*)
For purposes of our performance-based incentive plan, bonus eligible Base Salary is defined as the officer’s base pay earnings as shown on the officer’s W-2 for the applicable year. However, all Bonus Opportunity amounts in the table above were calculated based on each officer’s Base Salary, which approximates his base pay earnings on his W-2.

2017 Long-Term Incentive Grants

During 2017, no grants of stock options were made to the Named Executive Officers. The Board made the following grants restricted stock units (RSUs) to the Company’s Named Executive Officers:

	Number of RSUs Granted in 2017	Grant Date Fair Value 2017 RSUs $
Raj Rai	100,824	$3,337,274
Duane A. Portwood	34,412	$1,139,037
Joseph Bonaccorsi	33,529	$1,109,810
Bruce Kutinsky	44,382	$1,469,044
Steven Lichter	9,853	$326,134
Jonathan Kafer	9,853	$326,134
Total	232,853	$7,707,434

Other Elements of Compensation

Below are additional elements of compensation that we provide to our executive officers. For information regarding employment agreements and our executive severance plan, see “Potential Payments Upon Termination.”

Company-Wide Benefits

The Company does not have a pension plan and does not have a supplemental executive retirement plan. Executive officers and all full-time employees are eligible to participate in the Company’s benefit programs, which include health insurance (which is partially funded by the employee), 401(k), disability and life insurance (separate programs for executives and all other employees), flexible spending accounts, an employee stock purchase plan, an employee assistance program, an education assistance program, travel assistance, paid time off and holidays. Part-time employees are eligible to participate in a limited benefits program which includes a 401(k) plan, an employee stock purchase plan, and limited holiday and paid time off. The Company matches employee 401(k) contributions at a rate of 50% up to the first 6% of the employee’s eligible wages contributed to the plan.

Perquisites

In 2009, the Company largely eliminated perquisites for its executive officers. In 2015, the Company made several additions to its team of executive officers, and in doing so paid moving, temporary housing and related relocation costs to some of its Named Executive Officers, however the Company did not provide such perquisites to any of its Named Executive Officers in 2017.

ESPP

The 2016 Akorn Inc., Employee Stock Purchase Plan ("ESPP") permits eligible employees to acquire shares of our common stock at a 15% discount from market price, through payroll deductions not exceeding 15% of base wages. Purchases under the ESPP are subject to an annual maximum purchase of the lesser of $25,000 in market value of our common stock or 15,000 shares.

Executive Share Retention and Ownership Guidelines

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

As of December 31, 2017, Messrs. Rai, Bonaccorsi, and Kutinsky had all met the minimum ownership guidelines, and Messrs. Portwood, Lichter, and Kafer have until five years from their respective appointments to attain the required ownership levels.

Hedging Policy

Under the Company’s hedging policy, executive officers are discouraged from engaging in the purchase of puts, calls or other hedging transactions involving Company stock.

Clawback Policy

In February 2016, the Company adopted a compensation clawback policy (“Clawback Policy”) that applies to all executive officers and incentive-based compensation (including discretionary bonuses) awarded to such officers. Under the policy, the Company may require the forfeiture and repayment of incentive-based compensation if (1) the Company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements under the federal securities laws, (2) an executive officer received incentive-based compensation based on materially inaccurate financial statements or materially inaccurately determined performance metrics, (3) an action or omission by an executive officer results in material financial or reputational harm to the Company, or (4) an executive officer violated a non-compete or non-solicit provision or engaged in a felony or professional conduct injurious to the Company, its customers, employees, suppliers, or shareholders. In any such event, the Compensation Committee may require that an executive officer forfeit or repay all or any portion of any outstanding unpaid incentive-based compensation that was awarded to the officers and any incentive-based compensation that was paid to the officers during the 36 months prior. If a restatement occurs or an award is based on materially inaccurate financial statements or performance metrics, the Compensation Committee will consider all facts and circumstances that it determines relevant, including whether anyone responsible engaged in misconduct and issues of accountability. Any amount repaid by an executive officer shall not exceed the amount of incentive-based compensation awarded by the Company in excess of what would have been awarded to such employee under the circumstances reflected by the accounting restatement since the effective date of the policy. Pursuant to the provisions of the Clawback Policy, the Company shall amend the policy as necessary to satisfy the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the NASDAQ. In order to ensure the enforceability of the Clawback Policy, the Company is inserting appropriate language regarding the policy into applicable award agreements and other documents.

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

Tax Considerations

Section 162(m) of the Internal Revenue Code has generally prohibited publicly held companies from deducting more than $1.0 million per year in compensation paid to each of certain of the Company’s highest paid executive officers, unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our shareholders, such as our Omnibus Plan. In general, historically our Compensation Committee has structured awards to the executive officers under the Company’s non-equity incentive program to qualify for this exemption unless maintaining such deductibility would not be in our best interest.

We also regularly analyze the tax effects of various forms of compensation and the potential for excise taxes to be imposed on the executive officers which might have the effect of frustrating the purposes of such compensation.

We continue to strive to structure all incentive compensation payments to the Named Executive Officers so that they are beneficial to the Company and consistent with our compensation objectives and philosophy.

Accounting Treatment Considerations

We are especially attuned to the impact of ASC 718 - Stock Compensation, with respect to the granting and vesting of equity compensation awards. Prior to the granting of such awards, we analyze the short and long-term effects of any particular award on our budget for the year of grant and anticipated financial impact in future years. This information is taken into account in determining the type and vesting parameters for equity-based compensation awards.

Compensation Committee Report

Management of the Company has prepared the Compensation Discussion and Analysis describing the Company’s compensation program for senior executives, including the named executive officers. The Compensation Committee of Akorn has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal year 2017 and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

This report is submitted by the Compensation Committee, consisting of:
Adrienne L. Graves, Ph.D., Chair
Ronald Johnson
Alan Weinstein

Executive Compensation Tables and Other Information
2017 Summary Compensation Table

The following table sets forth information concerning compensation paid to or earned by our Named Executive Officers for the years ended December 31, 2017, 2016 and 2015.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation* ($)(3)	All Other Compensation ($)(4)	Total* ($)
Raj Rai	2017	857,000	—	3,337,274	—	—	945	4,195,219
Chief Executive Officer	2016	824,000	—	800,010	4,290,525(2)	1,235,308	4,923	7,154,766
	2015	800,000	391,400	—	—	724,399	3,211	1,919,010
Duane A. Portwood	2017	468,000	—	1,139,037	—	—	12,403	1,619,440
Executive Vice President and	2016	450,000	200,145(7)	—	976,245	337,500	8,259	1,972,149
Chief Financial Officer	2015	70,962(5)	37,500(6)	—	3,186,270	—	104	3,294,836
Joseph Bonaccorsi	2017	456,000	—	1,109,810	—	—	12,586	1,578,396
Executive Vice President,	2016	437,750	145	265,618	1,443,415(2)	328,129	11,735	2,486,792
General Counsel and Secretary	2015	425,000	100,000	—	—	218,510	8,810	752,320
Bruce Kutinsky	2017	503,000	—	1,469,044	—	—	11,974	1,984,018
Chief Operating Officer	2016	484,100	—	352,495	1,314,861(2)	344,728	12,528	2,508,712
	2015	470,000	—	—	—	122,200	8,511	600,711
Steven Lichter	2017	335,000	—	326,134	—	—	13,616	674,750
Executive Vice President,	2016	309,000	—	74,949	1,066,255	176,031	11,493	1,637,768
Pharmaceutical Operations	2015	259,616(5)	94,854(8)	—	3,641,160	90,866	8,925	4,095,421
Jonathan Kafer	2017	335,000	33,500(9)	326,134	—	—	12,791	707,425
Executive Vice President,	2016	309,000	—	74,949	659,642	154,414	10,773	1,208,818
Sales and Marketing	2015	207,692(5)	39,100	—	2,087,650	83,077	20,786	2,438,305
(1) This column shows the grant date fair value of RSUs granted during the applicable year. Due to the restatement process, no RSUs were awarded under our long-term incentive plan in 2015. Such long-term incentive awards were delayed until 2016 and were granted 100% in options. In 2017, all long-term incentive awards were issued in the form of RSUs due to the Merger Agreement.

(2)
This column shows the grant-date fair value of stock options granted during the applicable year. These amounts were determined as of the option’s grant dates in accordance with ASC 718 using the Black Scholes-Merton valuation model. The assumptions used were the same as those reflected in Note 10 - Stock Options, Employee Stock Purchase Plan and Restricted Stock of this Form 10-K. The stock options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date. Due to the restatement process, no equity awards were granted in 2015 under our long-term incentive plan. Such long-term incentive awards were delayed until 2016 and were granted 100% in options. As a result, the amounts shown for Messrs. Rai and Bonaccorsi and Dr. Kutinsky include both their 2015 awards that were delayed until 2016 as well as their regular 2016 awards.

(3)
The amounts shown in this column are performance-based annual incentive awards earned in the applicable year. Annual performance-based incentive awards are typically paid to the Named Executive Officers in the first quarter of the subsequent year in which they were earned. For the year 2017, no payments were made under the non-equity incentive plan because the threshold Company objective of Adjusted EBITDA was not attained.

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

(6)
Mr. Portwood joined Akorn on October 30, 2015, and so did not receive bonus targets for 2015; however, he received a guaranteed payment of $37,500 to partially compensate for the bonus opportunity he gave up at his prior employer when he joined Akorn.

(7)	Mr. Portwood was awarded a discretionary bonus of $200,000 for his work on the restatement.

(8)	Mr. Lichter was granted a signing bonus of $46,154 and was awarded a discretionary bonus in the amount of $48,700.

(9)	Mr. Kafer received a discretionary bonus for his contributions to the success of key initiatives.
All Other Compensation Table

Name	Year	401(k) Match ($)	Group Term Life Insurance Premium ($)	All Other ($)(a)	Total ($)
Raj Rai	2017	—	945	—	945
Duane A. Portwood	2017	7,708	945	3,750	12,403
Joseph Bonaccorsi	2017	7,891	945	3,750	12,586
Bruce Kutinsky	2017	7,279	945	3,750	11,974
Steven Lichter	2017	8,100	1,766	3,750	13,616
Jonathan Kafer	2017	8,096	945	3,750	12,791

(a)
For Messrs. Portwood, Bonaccorsi, Lichter, and Kafer, as well as Dr. Kutinsky, the amounts in this column represent the 15% discount realized on the purchase of stock through the 2017 offering period of the Employee Stock Purchase Plan.

2017 Grants of Plan-Based Awards

The following table provides additional information about non-equity incentive compensation, stock option awards, and restricted stock unit awards granted to our Named Executive Officers in 2017 under our Omnibus Plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other	Exercise
Name	Grant Date	Thres - hold ($)	Target ($)	Maximum ($)	Stock Awards: Number of Shares of Stocks	or Base Price of RSUs(2) ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(3)
Raj Rai
Non-Equity Incentive Compensation	3/24/2017	0	857,000	1,285,500
RSUs	5/4/2017				100,824	33.10	$3,337,274
Duane A. Portwood
Non-Equity Incentive Compensation	3/24/2017	0	234,000	351,000
RSUs	5/4/2017				34,412	33.10	1,139,037
Joseph Bonaccorsi
Non-Equity Incentive Compensation	3/24/2017	0	228,000	342,000
RSUs	5/4/2017				33,529	33.10	1,109,810
Bruce Kutinsky
Non-Equity Incentive Compensation	3/24/2017	0	251,500	377,250
RSUs	5/4/2017				44,382	33.10	1,469,044
Steven Lichter
Non-Equity Incentive Compensation	3/24/2017	0	134,000	201,000
RSUs	5/4/2017				9,853	33.10	326,134
Jonathan Kafer
Non-Equity Incentive Compensation	3/24/2017	0	134,000	335,000
RSUs	5/4/2017				9,853	33.10	326,134

(1)	For information on performance-based annual incentive awards granted in 2017, see “Performance-Based Annual Incentive” and “Summary Compensation Table - Non-Equity Incentive Plan Compensation.”

(2)	The base price of the RSUs granted in the fiscal year is based on the closing price of our common stock on the grant date of each respective RSU.

(3)	The grant date fair value of each RSU award granted during 2017 was based on the closing price of our common stock on the grant date, multiplied by the number of shares underlying the RSU granted.

Outstanding Equity Awards at 2017 Year-End

The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2017. Market values have been determined based on the closing price of our common stock on December 31, 2017 of $32.23.

OPTION AWARDS	STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Raj Rai
Option(1)	65,200	−	15.36	5/3/2018
Option(2)	158,768	52,922	24.74	5/2/2019
Option(3)	47,847	143,540	23.26	3/28/2023
Option(4)	47,958	143,872	29.50	7/1/2023
RSU(5)					6,567	211,654
RSU(6)					24,648	794,405
RSU(7)					20,339	655,526
RSU(8)					100,824	3,249,558
Duane A. Portwood
Option(9)	150,000	150,000	26.74	10/30/2022
Option(10)	18,750	56,250	30.89	8/9/2023
RSU(8)					34,412	1,109,099
Joseph Bonaccorsi
Option(1)	12,100	−	15.36	5/3/2018
Option(2)	31,748	10,582	24.74	5/2/2019
Option(3)	16,364	49,089	23.26	3/28/2023
Option(4)	15,924	47,769	29.50	7/1/2023
RSU(5)					1,313	42,318
RSU(6)					24,790	798,982
RSU(7)					6,753	217,649
RSU(8)					33,529	1,080,640
Bruce Kutinsky
Option(1)	21,200	−	15.36	5/3/2018
Option(2)	44,978	14,992	24.74	5/2/2019
Option(3)	6,515	19,543	23.26	3/28/2023
Option(4)	21,132	63,393	29.50	7/1/2023
RSU(5)					1,860	59,948
RSU(7)					8,961	288,813
RSU(8)					44,382	1,430,432
Steven Lichter
Option(11)	100,000	100,000	48.05	2/23/2022
Option(12)	21,000	63,000	24.95	2/19/2023
Option(4)	4,496	13,488	29.50	7/1/2023
RSU(7)					1,906	61,430
RSU(8)					9,853	317,562
Jonathan Kafer
Option(13)	62,500	62,500	43.00	5/1/2022
Option(12)	10,850	32,550	24.95	2/19/2023

Option(4)	4,496	13,488	29.50	7/1/2023
RSU(7)					1,906	61,430
RSU(8)					9,853	317,562

(1)
The amounts shown represent the number of options granted to each executive officer May 3, 2013. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(2)
The amounts shown represent the number of options granted to each executive officer May 2, 2014. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(3)
The amounts shown represent the number of options granted to each executive officer March 28, 2016. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(4)
The amounts shown represent the number of options granted to each executive officer July 1, 2016. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(5)
The amounts shown represent the number of RSUs granted to each executive officer May 2, 2014 that had not vested as of December 31, 2015. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(6)
The amounts shown represent the number of RSUs granted to each executive officer September 5, 2014 that had not vested as of December 31, 2017. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(7)
The amounts shown represent the number of RSUs granted to each executive officer July 1, 2016 that had not vested as of December 31, 2017. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(8)
The amounts shown represent the number of RSUs granted to each executive officer May 4, 2017 that had not vested as of December 31, 2017. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(9)
The amounts shown represent the number of options granted on October 30, 2015. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(10)
The amounts shown represent the number of options granted to Mr. Portwood on August 9, 2016. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(11)
The amounts shown represent the number of options granted on February 23, 2015. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(12)
The amounts shown represent the number of options granted to each executive officer on February 19, 2016. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(13)	The amounts shown represent the number of options granted on May 1, 2015. The options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

2017 Option Exercises and Stock Vested Table

The following table provides a summary of the value realized by our Named Executive Officers from the exercise of option awards or the vesting of restricted stock unit awards during the year ended December 31, 2017.

	Options Exercised		Stock Vested
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Raj Rai	0	0	37,996	1,260,074
Duane A. Portwood	0	0	0	0
Joe Bonaccorsi	0	0	28,354	936,810
Bruce Kutinsky	100,000	2,010,304	4,849	162,561
Steven Lichter	0	0	636	21,331
Jonathan Kafer	0	0	636	21,331

(1) Of the 100,000 options exercised by Dr. Kutinsky during the year ended December 31, 2017, 25,541 shares were traded to the Company in payment of taxes due.

(2)
The value realized on the vesting of the RSUs equaled the closing market value of our common stock on the vesting date times the number of shares that vested. The following named executive officers traded shares to the Company during the year ended December 31, 2017in payment of taxes due: Mr. Rai 6,099 shares; Mr. Bonaccorsi 9,799 shares; Dr. Kutinsky 1,532 shares; Mr. Lichter 197 shares; and Mr. Kafer 197 shares.

Potential Payments Upon Termination

Employment Agreements and Offer Letters

We have entered into employment agreements with our CEO, CFO, COO and GC that, in addition to providing bonus opportunity, provide the officers with compensation if they are terminated without cause, they leave the Company with good reason or their employment terminates in certain circumstances in connection with a change of control. The agreements renew automatically for a one-year period unless written notice of termination is provided. We believe the terms of the employment agreements promote stability and continuity of senior management. Specifically, these common protections promote our ability to attract and retain management and assure us that our executive officers will continue to be dedicated and available to provide objective advice and counsel notwithstanding the possibility, threat or occurrence of a change in their circumstances or in the control of the Company. All of the employment agreements are listed in the Exhibit Index to this Annual Report on Form 10-K.

Each of our CEO, CFO, COO and GC is entitled to receive benefits under the employment agreements if (1) we terminate the executive’s employment without cause, (2) the executive resigns for good reason or (3) if there is a change of control during the term of the agreement and within the 90 days prior to and 12 months following the change of control we terminate the executive’s employment without cause or he resigns for good reason. Under these scenarios, each of the executives is entitled to receive (1) any accrued but unpaid salary and pro-rata bonus, (2) reimbursement for any outstanding reasonable business expense, (3) vacation pay, (4) continued life and health insurance as described below and (5) a severance payment calculated as described below.

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

If there is a change of control during the term of the agreement and within the period from 90 days prior to and 12 months following the change in control we terminate the executive without cause or the executive resigns for good reason, the severance payment will be equal to three times in the case of the CEO and two times in the case of the CFO, COO or GC, the sum of the greater of (a) the executive’s then current base salary and (b) his base salary immediately prior to the change of control, plus his total bonus opportunity most recently approved under the Company’s annual bonus incentive plan. In addition, the executive will be eligible to receive payment of life and health insurance coverage for a period of 36 months for the CEO and 24 months for each of the CFO, COO and GC, following such executive’s termination of employment as well as vesting (as of the executive’s last day of employment) of any unvested options or RSUs previously granted to the executive.

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

In the event that any payment or benefit received or to be received by the CEO, CFO, COO or GC in connection with termination of his employment agreement would constitute a parachute payment within the meaning of Section 280G of the Internal Revenue Code or any similar or successor provision to 280G would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such amounts would be reduced to the largest amount which would result in no portion of the amounts being subject to the excise tax. The agreements do not provide for any tax gross-up of severance pay.

A copy of each of the employment agreements and letter agreements we have with our Named Executive Officers has been filed with the SEC. Please see the exhibit list to this Form 10-K.

Executive and Key Management Change in Control Severance Plan

The severance and change in control arrangements for our CEO, CFO, COO and GC are set forth in their individual employment agreements, as set forth above. Severance and change in control arrangements for our other Named Executive Officers and key executives is set forth in the Executive and Key Management Change-in-Control Severance Plan (the “Executive CIC Plan”) that has been instituted by our Compensation Committee. Participants in the Executive CIC Plan are selected by the Company’s Compensation Committee or Board of Directors. Under the Executive CIC Plan, if a Named Executive Officer, within the 90 days prior to and 12 months following a change of control of the Company, experiences an involuntary termination without cause or voluntarily terminates his employment for good reason, then he will be entitled to receive (i) a lump-sum cash severance payment equal to one year of his then current base salary, (ii) continued payment of health insurance coverage for a period of one year following termination of employment and (iii) vesting as of the executive’s last day of employment of any unvested options or RSUs previously granted to the executive. See “Payments in Connection with Various Termination Scenarios.”

The Executive CIC Plan provides the Company with assurance that it will have the continued dedication of, and the availability of objective advice and counsel from, key executives of the Company and its affiliates and to promote certainty and minimize potential disruption for key executives of the Company in the event the Company is faced with or undergoes a change in control. The Company updated its equity award agreements for its Named Executive Officers. Each of the Company’s equity award agreements for Named Executive Officers now provides for this “double trigger” vesting of equity awards in the event the Company undergoes a change in control transaction in which the awards are continued or assumed - that is, the award will vest if the recipient experiences an involuntary termination without cause or voluntarily terminates his employment for good reason within the 90 days prior to and 12 months following a change in control of the Company. Our current Form of Non-Qualified Stock Option Award Agreement, Form of Incentive Stock Option Award Agreement, and Form of Restricted Stock Unit Award Agreement were filed as exhibits to our Form 10-K that we filed with the SEC on May 10, 2016. Other equity awards may be granted under the Omnibus Plan using other forms of award agreements as may be determined from time to time in the form approved by the Compensation Committee.

The Executive CIC Plan does not provide for any tax gross-up of severance pay. In addition, payment of any cash severance under the Executive CIC Plan is contingent upon the participant’s execution of a separation agreement containing a release of claims in favor of the Company and its affiliates.

Payments in Connection with Various Termination Scenarios

The following table estimates the cash amounts, accelerated vesting and other payments and benefits that each Named Executive Officer would have been entitled to receive upon termination under various circumstances pursuant to the terms of their respective employment agreements, equity award agreements, the Company’s Executive CIC Plan. The table assumes that the executive’s termination of employment with the Company under the scenario shown occurred on December 31, 2017.

Executive / Termination Event(1)(2)	Cash Severance Payment	Acceleration of Equity Awards(3)	Life/Health Insurance Benefits	Total Termination Benefits
Raj Rai
without cause or with good reason	$2,142,500	$—	$13,233(4)	$2,155,733
without cause or with good reason within 90 days prior to or 12 months following a change of control	$6,427,500	$6,987,853	$39,699(5)	$13,455,052
without cause or with good reason immediately following completion of the Merger Agreement(6)	$6,427,500	$7,859,953	$39,699(5)	$14,327,152
Duane A. Portwood
without cause or with good reason	$819,000	$—	$13,233(4)	$832,233
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,638,000	$2,007,974	$26,466(5)	$3,672,440
without cause or with good reason immediately following completion of the Merger Agreement(6)	$1,638,000	$2,433,946	$26,466(5)	$4,098,412
Joseph Bonaccorsi
without cause or with good reason	$798,000	$—	$13,233(4)	$832,233
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,596,000	$2,789,585	$26,466(5)	$4,412,051
without cause or with good reason immediately following completion of the Merger Agreement(6)	$1,596,000	$3,097,256	$26,466(5)	$4,719,722
Bruce Kutinsky
without cause or with good reason	$880,250	$—	$13,233(4)	$893,483
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,760,500	$2,239,846	$26,466(5)	$4,026,812
without cause or with good reason immediately following completion of the Merger Agreement(6)	$1,760,500	$2,510,888	$26,466(5)	$4,297,854
Steven Lichter
without cause or with good reason	$—	$—	$—	$—
without cause or with good reason within 90 days prior to or 12 months following a change of control	$335,000	$874,455	$13,233(4)	$1,222,688
without cause or with good reason immediately following completion of the Merger Agreement(6)	$670,000	$1,030,652	$13,233(4)	$1,713,885
Jonathan Kafer
without cause or with good reason	$—	$—	$—	$—
without cause or with good reason within 90 days prior to or 12 months following a change of control	$335,000	$652,779	$13,233(4)	$1,001,012
without cause or with good reason immediately following completion of the Merger Agreement(6)	$835,000	$755,080	$13,233(4)	$1,603,313

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

(2)
If the executive’s employment is terminated by the Company for cause, or by the executive without good reason, or due to the executive’s death or disability or retirement pursuant to the Company’s policies, the executive will receive all accrued but unpaid salary, reimbursement for any outstanding reasonable business expense and vacation pay. For purposes of the Company’s performance-based incentive plan, bonus eligible Base Salary is defined as the officer’s base pay earnings as shown on the officer’s W-2 for the applicable year. However, all bonus amounts in the table above were calculated based on each officer’s base salary, which approximates his base pay earnings on his W-2, times the applicable bonus rates.

(3)
The amount represents the intrinsic value of “in-the-money” unvested stock options and unvested RSUs based on $32.23 per share, which was the closing stock price of Akorn, Inc. common stock on December 29, 2017, except for the rows presenting payments after completion of the Merger Agreement, in which case the intrinsic value was calculated using the assumed per share merger consideration of $34.00.

(4)	The amount represents the estimated cost to continue health and life insurance coverage for 1 year.

(5)	The amount represents the estimated cost to continue health and life insurance coverage for Mr. Rai for 3 years, for Messrs. Portwood, Bonaccorsi and Kutinsky for 2 years.

(6)
For comparison purposes, an estimate of the amount that would have been paid if the Merger Agreement had been completed on December 31, 2017 and each officer’s employment was terminated without “cause” or by the named executive officer for “good reason” immediately following the completion of the merger, such amounts as previously disclosed in the Company’s Proxy Statement filed with the SEC on June 15, 2017.

Pay Ratio of Principal Executive Officer to Median Employee

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Raj Rai, who is our Chief Executive Officer (“CEO”) and Principal Executive Officer (“POE”). The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2017, our last completed fiscal year:

•The median of the annual total compensation of all employees of our company (other than our CEO) was $48,560; and

•The annual total compensation of our CEO, as reported in the Summary Compensation Table, was $4,195,219.

Based on this information, for 2017 the ratio of the annual total compensation of Mr. Rai, our Chief Executive Officer, to the median of the annual total compensation of all employees was 86.4 to 1.

We determined that, as of December 20, 2017, our employee population consisted of approximately 2,280 individuals working for Akorn, with 73% of these individuals located in the United States, 8% located in Switzerland, and 19% located in India. This population consisted of our full-time, part-time, and temporary employees.

We selected December 20, 2017, which is within the last three months of our last completed fiscal year, as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.

Given the geographical distribution of our employee population, we use a variety of pay elements to structure the compensation arrangements of our employees. Consequently, for purposes of measuring the compensation of our employees we selected base salary plus any bonuses and equity awards as the most appropriate measure of compensation. In making this determination, we annualized the compensation of all permanent employees who were hired in 2017 but did not work for us for the entire year. We did not make any cost-of-living adjustments nor did we make use of any statistical sampling methods in identifying the “median employee.”

Using this methodology, we determined that the “median employee” was a full-time, hourly employee located in the United States. For purposes of this disclosure, we applied a Swiss Franc (CHF) and Indian Rupee (INR) to U.S. dollars exchange rate to the compensation elements paid in those respective currencies, using the exchange rates for those currencies on December 29, 2017.

The table below shows the compensation used for this calculation:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Annual Total Compensation ($)
Raj Rai - CEO/PEO	2017	$857,000	$—	$3,337,274	$—	$—	$945	$4,195,219

Median Employee	2017	$47,960	$600	$—	$—	$—	$—	$48,560

Ratio of PEO to Median Employee	2017							86.4 X

Director Compensation

Director compensation is set by the Compensation Committee in coordination with management and submitted to the Board for approval. Each year, the Compensation Committee works with its independent compensation consultant to review current director compensation using published survey data of companies of similar size based on revenue and market capitalization and in the pharmaceutical industry, as well as director compensation of companies in our self-selected peer group, in order to guide the Compensation Committee towards establishing director compensation that falls in an appropriate range. In 2017, based upon the recommendations of the compensation consultant, the Compensation Committee revised our director compensation program to better align the program with median peer group practices to compensate for additional time commitment and risk associated with participation on Board committees.

Annual Compensation Element	Amount
	Chair	Member
Annual Cash Retainer	$125,000	$75,000
Annual Equity Award Grant Value	275,000	275,000
Audit Committee - Cash Compensation	25,000	15,000
Compensation Committee - Cash Compensation	20,000	10,000
Nominating and Governance Committee - Cash Compensation	15,000	7,500
Special Committee - Cash Compensation (1)	15,000	7,500
Stock Ownership Guidelines	5x annual equity and cash retainer	5x annual equity and cash retainer

(1) From time to time, the Board may create one or more special committees. Generally, a chair of a special committee is paid $15,000 and a member $7,500 for his or her services, however, the compensation paid may vary and is approved on a case-by-case basis by the Compensation Committee.

All retainers are paid quarterly in arrears. In addition to the above fees, we reimburse our directors for reasonable and necessary expenses they incur in performing their duties as directors. Annual equity awards are typically granted to our directors at the Board meeting held immediately after our annual meeting of shareholders.

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

2017 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Unit Awards ($)(2)	Option Awards ($)	Total ($)
Alan Weinstein (Chairman)	$124,583	$267,713	$—	$392,296
Kenneth S. Abramowitz	90,000	267,713	—	357,713
Dr. Adrienne Graves	111,250	267,713	—	378,963
Ronald M. Johnson	115,000	267,713	—	382,713
Steven Meyer	100,000	267,713	—	367,713
Terry Allison Rappuhn	123,125	267,713	—	390,838
Brian Tambi	82,500	267,713	—	350,213

(1) The amounts shown in this column represent the retainer fees earned by each for serving as a director, including any retainer fees for serving as a chair or committee member. The following fees were earned by directors for their service on special committees in 2017: Dr. Graves $8,750; Mr. Johnson $15,000; Ms. Rappuhn $18,125; Mr. Tambi $7,500; and Mr. Weinstein $16,250.

(2)
The amounts in this column represent the grant date fair value of RSUs awarded to each director on May 4, 2017 as calculated in accordance with Regulation S-K. However, the number of shares awarded was based upon Merger Agreement price of $34.00 per share, making the anticipated value of each award $275,000, which is consistent with the Director Compensation table above. The RSUs vest 25% per year on each of the first four anniversaries of grant date.

Compensation Committee Interlocks and Insider Participation

Dr. Adrienne Graves, Chair, Alan Weinstein and Ronald M. Johnson, who currently comprise the Compensation Committee, are each independent, non-employee directors of the Company. No executive officer (current or former) of the Company served as a director or member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our Compensation Committee, (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of our Board, or (iv) were directly or indirectly the beneficiary of any related transaction required to be disclosed under the applicable regulations of the Exchange Act, during the year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 15, 2018, the following persons were directors, Named Executive Officers or others with beneficial ownership of 5% or more of our common stock. The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the SEC by the persons listed. Unless otherwise noted, the address of each of the following persons is 1925 West Field Court, Suite 300, Lake Forest, Illinois 60045.

Beneficial Ownership of Holders of 5% or More of Our Common Stock, Directors, and Named Executive Officers

Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class
Holders of 5% or more of our common stock (excluding Directors and Named Executive Officers):
John N. Kapoor, Ph.D.	28,451,983(2)	22.7%
FMR LLC	11,618,549(3)	9.3%
BlackRock, Inc.	7,958,348(4)	6.4%
The Vanguard Group	7,484,355(5)	6.0%
Directors:
Alan Weinstein	92,943(6)	*
Kenneth S. Abramowitz	46,570(7)	*
Adrienne L. Graves, Ph.D.	38,886(8)	*
Ronald M. Johnson	148,151(9)	*
Steven J. Meyer	113,527(10)	*
Terry Allison Rappuhn	28,633(11)	*
Brian Tambi	55,204(12)	*
Named Executive Officers:
Raj Rai	2,472,792(13)	2.0%
Duane A. Portwood	168,750(14)	*
Joseph Bonaccorsi	487,963(15)	*
Bruce Kutinsky, Pharm. D.	297,076(16)	*
Steven Lichter	196,935(17)	*
Jonathan Kafer	89,135(18)	*
Directors and Executive Officers as a group (14 persons)	4,293,350	3.4%
(*) indicates Beneficial Ownership of less than 1%.

(1)
Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of February 15, 2018 by the vesting of restricted stock units (“RSUs”) or the exercise of options, warrants or other convertible securities. Unless otherwise specified in the footnotes that follow, the indicated person or entity has sole voting power and sole investment power with respect to the shares.

(2)
Includes (i) 1,907,445 shares of common stock owned by the Kapoor Trust, of which Dr. Kapoor is the sole trustee and beneficiary, and (ii) 505,987 shares of common stock owned directly by Dr. Kapoor. The total also includes (iii) 15,050,000 shares of common stock owned by Akorn Holdings, L.P., a Delaware limited partnership, of which Dr. Kapoor is the indirect managing general partner, (iv) 2,970,644 shares of common stock owned by EJ Financial / Akorn Management L.P., of which Dr. Kapoor is the indirect managing general partner, (v) 3,590,445 shares of common stock owned by EJ Funds LP., of which Dr. Kapoor is the indirect managing general partner, and (vi) 4,427,462 shares of common stock held through several trusts, the trustee of which is employed by a company controlled by Dr. Kapoor and the beneficiaries of which include Dr. Kapoor’s children and various other family members, all of which shares in (iii) - (vi) Dr. Kapoor disclaims beneficial ownership of to the extent of his actual pecuniary interest therein.

(3)
The stock ownership of FMR LLC is as of December 31, 2017 as reflected in the Schedule 13G filed with the SEC on February 13, 2018.  Of the shares beneficially owned, FMR LLC holds sole voting power over 11,520,559 shares and shared voting power over no share, and holds sole dispositive power over all 11,618,549 shares. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(4)
The stock ownership of BlackRock, Inc. is as of December 31, 2017 as reflected in the Schedule 13G/A filed with the SEC on January 29, 2018.  Of the shares beneficially owned, BlackRock, Inc. holds sole voting power over 7,649,146 shares and shared voting power over no shares, and holds sole dispositive power over all 7,958,348 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(5)
The stock ownership of The Vanguard Group is as of December 31, 2017 as reflected in the Schedule 13G/A filed with the SEC on February 8, 2018.  Of the shares beneficially owned, The Vanguard Group holds sole voting power over 51,283 shares and shared voting power over 9,800 shares, and holds sole dispositive power over 7,430,491 shares and shared dispositive power over 53,864 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(6)
Beneficial ownership for Mr. Weinstein includes 16,555 shares of common stock issuable upon exercise of options, and excludes: (i) 10,418 unvested RSUs, and (ii) 5,800 shares subject to unvested stock options.

(7)
Beneficial ownership for Mr. Abramowitz includes 16,555 shares of common stock issuable upon exercise of options, and excludes: (i) 10,418 unvested RSUs, and (ii) 5,800 shares subject to unvested stock options.

(8)
Beneficial ownership for Dr. Graves includes 16,555 shares of common stock issuable upon exercise of options, and excludes: (i) 10,418 unvested RSUs, and (ii) 5,800 shares subject to unvested stock options.

(9)
Beneficial ownership for Mr. Johnson includes 16,555 shares of common stock issuable upon exercise of options, and excludes: (i) 10,418 unvested RSUs, and (ii) 5,800 shares subject to unvested stock options.

(10)
Beneficial ownership for Mr. Meyer includes 16,555 shares of common stock issuable upon exercise of options, and excludes: (i) 10,418 unvested RSUs, and (ii) 5,800 shares subject to unvested stock options.

(11)
Beneficial ownership for Ms. Rappuhn includes 25,802 shares of common stock issuable upon exercise of options, and excludes: (i) 10,418 unvested RSUs, and (ii) 5,800 shares subject to unvested stock options.

(12)
Beneficial ownership for Mr. Tambi includes 16,555 shares of common stock issuable upon exercise of options, and excludes: (i) 12,426 unvested RSUs, and (ii) 5,800 shares subject to unvested stock options.

(13)
Beneficial ownership for Mr. Rai includes 367,620 shares of common stock issuable upon the exercise of options and excludes: (i) 152,378 unvested RSUs, and (ii) 292,487 shares subject to unvested stock options.

(14)
Beneficial ownership for Mr. Portwood includes 168,750 shares of common stock issuable upon exercise of options and excludes: (i) 34,412 unvested RSUs, and (ii) 206,250 shares subject to unvested stock options.

(15)
Beneficial ownership for Mr. Bonaccorsi includes 92,499 shares of common stock issuable upon the exercise of options and excludes: (i) 66,385 unvested RSUs, and (ii) 91,077 shares subject to unvested stock options.

(16)
Beneficial ownership for Dr. Kutinsky includes 100,340 shares of common stock issuable upon the exercise of stock options and excludes: (i) 55,203 unvested RSUs, and (ii) 91,413 shares subject to unvested stock options.

(17)
Beneficial ownership for Mr. Lichter includes 196,496 shares of common stock issuable upon the exercise of stock options, and excludes: (i) 11,759 unvested RSUs, and (ii) 105,488 shares subject to unvested stock options.

(18)
Beneficial ownership for Mr. Kafer includes 88,696 shares of common stock issuable upon the exercise of stock options and excludes: (i) 11,759 unvested RSUs, and (ii) 97,688 shares subject to unvested stock options.

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

The Related-Party Transactions Policy applies to any transaction where the Company is a participant and a related person has or will have a direct or indirect material interest. Under the policy, a “related person” is defined as our directors, director nominees, executive officers and any other employees, beneficial owners of more than 5% of the outstanding shares of our common stock and the respective immediate family members of all such persons. Under the policy, a “related-party transaction” is defined as any transaction or relationship in which the Company is or will be a participant and any related party has or will have a direct or indirect material interest.

Pursuant to our Related-Party Transactions Policy, prior to entering into a related-party transaction, a related party is required to notify the General Counsel of any material interest that such person (or his or her immediate family member) has or may have in the proposed transaction. The notice should include a description of the material terms of the transaction, including the related person and his or her relationship to the Company, the related person’s interest and role in the proposed transaction, and the aggregate cost to or benefit to be derived by the related person and the Company if known. From time to time, the Company also takes measures to identify potential related-party transactions that might not have been self-reported. For example, at least once a year, the internal audit department requires all employees at the associate director level and above to answer a survey regarding their knowledge of any related-party transactions involving themselves, their direct reports or any other employees of the Company. The internal audit department also cross-checks names of related parties of the Company’s officers and directors against the names in the Company’s accounts payable and accounts receivable databases to identify any potential related-party transactions that may have occurred in the prior fiscal year. Any transactions that are identified during such processes (self-reporting, survey, cross-checking names in databases) are presented to the General Counsel for review.

Under our policy, the General Counsel notifies the Audit Committee of any pending or proposed related-party transaction (or existing transaction that was not previously reported). Pursuant to the policy, our General Counsel is responsible for the review and approval of related-party transactions in which the aggregate amount involved is expected to be $50,000 or less in any fiscal year. Pursuant to the policy, the General Counsel will consult with one or more officers when making such determination. The Audit Committee is responsible for the review and approval of related-party transactions in which the aggregate amount involved may be expected to exceed $50,000 in any fiscal year. No related party is allowed to participate in any deliberation or approval of a related-party transaction for which he or she or any member of his or her immediate family is a related party.

Pursuant to the policy, in the event the Company, a director, any member of senior management or other employee becomes aware of a related-party transaction which has not been approved under the policy, he or she is required to report the transaction to the General Counsel, who will refer the matter to the Audit Committee as appropriate.

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

Certain Transactions and Relationships

In accordance with Item 404(a) of Regulation S-K, below are descriptions of related-party transactions that existed or that we have entered into since the beginning of 2017 and the amount involved was more than $120,000 and certain other relationships.

The Company obtained legal services totaling $775,857 for the year ended December 31, 2017 from Polsinelli PC, a firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder.

The Company obtained legal services totaling $522,073 for the year ended December 31, 2017 from Segal McCambridge Singer and Mahoney, a firm for which the brother-in-law of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder.

The Company obtained support services for compliance with DSCSA requirements totaling $479,200 for the year ended December 31, 2017 from Domino Amjet Inc., a company for which the brother of the Company’s Executive Vice President, General Counsel and Secretary is a Vice President of Sales.

John N. Kapoor, Ph.D., is a principal shareholder. As of December 31, 2017, Dr. Kapoor beneficially controls approximately 23% of our common stock. In addition, Dr. Kapoor, the Company’s former chairman, is entitled to nominate up to three persons to serve on our Board, one entitled to be nominated by the Kapoor Trust in accordance with terms of the Stock Purchase Agreement dated November 15, 1990, and two to be nominated by EJ Funds pursuant to terms of the Modification,

Warrant and Investor Rights Agreement entered into on April 13, 2009. Mr. Brian Tambi was nominated for these purposes. The other two seats remain vacant.

The Company has entered into employment agreements and offer letters with its Named Executive Officers. The terms of such agreements are described under “Compensation Discussion and Analysis” and “Potential Payments Upon Termination.”

Our executive officers and directors have equity ownership in our Company. See “Outstanding Equity Awards at 2017 Year-End Table” and “Security Ownership of Certain Beneficial Owners and Management.”

Board Independence

Our Board has determined that all of our directors, other than Mr. Tambi, are “independent” as defined in the federal securities laws and applicable NASDAQ rules for service on our Board. In recommending to the Board that each of the independent directors be classified as independent, the Nominating and Governance Committee also considered whether there were any facts or circumstances that might impair the independence of each of those directors. In making this determination, the Board considered all transactions and relationships discussed above.

Item 14. Principal Accounting Fees and Services.

In 2017, the Company engaged BDO as its independent registered public accounting firm to audit its annual consolidated financial statements for fiscal year 2017, as included in this Annual Report on Form 10-K, review interim condensed consolidated financial statements and audit the Company’s internal controls over financial reporting. BDO has been the independent registered public accounting firm of the Company since January 2016. The following table and footnotes present fees for professional audit services of BDO for the audit of Akorn’s annual financial statements for the years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees	$2,130,000	$2,506,510
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$2,130,000	$2,506,510

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining independence of our registered public accounting firm. At their regularly scheduled and special meetings, the Audit Committee considers and pre-approves any audit and non-audit services to be performed for us by our independent registered public accounting firm. In 2017, there were no audit-related services or tax services that were performed by BDO.

Report of the Audit Committee

The Audit Committee assists the Board in oversight and monitoring. For this purpose, the Audit Committee:

•	evaluates the performance and assesses the qualifications of the Company’s independent registered public accounting firm (the “independent auditors”);

•	determines and approves the engagement of the independent auditors;

•	determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors;

•	reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services;

•	reviews audit engagement fees with management and the independent auditor;

•	monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law;

•	confers with management and the independent auditors throughout the year regarding the effectiveness of internal controls over financial reporting;

•
establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviews and approves related person transactions;

•	reviews the financial statements to be included in the Company’s Annual Report on Form 10-K and quarterly reports on Form 10-Q;

•	discusses with management and the independent auditors the results of the annual audit and the results of the reviews of the Company’s quarterly financial statements;

•	reviews earnings press releases with management and the independent auditor prior to release;

•	reviews with management the Company’s major financial and cybersecurity risk exposures and the steps management has taken to monitor and control such exposures;

•	reviews the internal audit plan and the results of internal audit activities; and

•	meets privately with each of the following: the independent auditors, the Chief Audit Executive, the General Counsel, the Chief Compliance Officer, and the Chief Financial Officer.

As part of the Audit Committee's oversight of Akorn’s financial reporting process on behalf of the Board, the Audit Committee oversees Akorn’s compliance with legal and regulatory compliance and monitors Akorn’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which includes receiving regular reports and representations by management and the Chief Audit Executive of Akorn and its independent auditors, each of whom is given full and unlimited access to the Audit Committee to discuss any matters which they believe should be brought to our attention.

The Audit Committee has met and discussed the audited financial statements with management. Management represented to the Audit Committee that Akorn’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.

The independent auditors reviewed with the Audit Committee the planning and scope of the audit of Akorn’s consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting. The independent auditors regularly updated the Audit Committee regarding the audit status, as well as observations from their review of Akorn’s quarterly consolidated financial statements. Members of the Audit Committee met privately with the independent auditors throughout the year regarding internal control over financial reporting matters and the status of remediation of a material weakness.

The Audit Committee discussed with the independent auditors matters required to be discussed by Public Company Oversight Board Auditing Standard No.1301. In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from Akorn and its management, including the matters in the written disclosures and the applicable letter received by the Audit Committee from the independent auditors as required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence. The Audit Committee has also reviewed the certifications of the executive officers of Akorn attached as exhibits to Akorn’s Annual Report on Form 10-K for the 2017 fiscal year as well as all reports issued by Akorn’s independent auditor related to its audit of Akorn’s financial statements for the 2017 fiscal year and the effectiveness of Akorn’s internal control over financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, the inclusion of the audited comprehensive consolidated financial statements in Akorn’s Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the SEC.

This report is submitted by the Audit Committee, consisting of:

Terry Allison Rappuhn, Chair
Kenneth S. Abramowitz
Ronald M. Johnson
Steven J. Meyer

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

2.2 Ω
Stock and Asset Purchase and License Agreement dated as of November 15, 2013 by and among Oak Pharmaceuticals, Inc., a wholly-owned subsidiary of Akorn, Inc., Merck & Co., Inc., Merck Sharp & Dohme Corp., and Inspire Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on November 21, 2013.

2.3
Agreement and Plan of Merger dated as of May 9, 2014 by and among Akorn Enterprises II, Inc., a wholly-owned subsidiary of Akorn, Inc., VPI Holdings Corp., and Tailwind Management LP, incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on May 12, 2014.

2.4 Ω
Product Acquisition Agreement dated as of September 30, 2014 by and among Oak Pharmaceuticals, Inc., a wholly-owned subsidiary of Akron, Inc., and Sunovion Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on October 1, 2014.

2.5
Agreement and Plan of Merger By and Among Fresenius Kabi AG, Quercus Acquisition, Inc., Akorn, Inc. and Fresenius SE & Co. KGAA dated as of April 24, 2017, incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

2.6
Voting Agreement dated as of April 24, 2017, among Fresenius Kabi AG, Dr. John N. Kapoor and certain affiliates of Dr. Kapoor that are shareholders of Akorn, Inc., incorporated by reference to Exhibit 2.2 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

2.7
Voting Agreement dated as of April 24, 2017, among Fresenius Kabi AG, Rajat Rai and an affiliate of Mr. Rai that is a shareholder of Akorn, Inc., incorporated by reference to Exhibit 2.3 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

2.8	Voting Agreement dated as of April 24, 2017, between Fresenius Kabi AG and Joseph Bonaccorsi, incorporated by reference to Exhibit 2.4 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

2.9
Voting Agreement dated as of April 24, 2017, between Fresenius Kabi AG and Dr. Bruce Kutinsky, incorporated by reference to Exhibit 2.5 to the report on Form 8-K filed by Akorn, Inc. on April 24, 2017.

3.1
Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 001-32360).

3.2	By-Laws of Akorn, Inc., as amended on April 24, 2017, incorporated by reference to Exhibit 3.1 to Akorn’s report on Form 10-Q filed by Akorn, Inc. on May 4, 2017.

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

10.3†
Form of Akorn, Inc. Restricted Stock Unit Award Agreement (May 2016), incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.4†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 8, 2012.

10.5†	Amended and Restated Akorn, Inc. 2014 Stock Option Plan incorporated by reference to Appendix B to Akorn, Inc.'s Definitive Proxy Statement filed on November 14, 2016.

10.6†	Akorn, Inc. 2016 Employee Stock Purchase Plan incorporated by reference to Appendix A to Akorn, Inc.'s Definitive Proxy Statement filed on November 14, 2016.

10.7†	Akorn, Inc. Omnibus Incentive Compensation Plan, incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by Akorn, Inc. on March 20, 2017.

10.8†
Akorn, Inc. 2017 Omnibus Incentive Compensation Plan - Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the report on Form 10-Q filed by Akorn, Inc. on May 4, 2017.

10.9†
Akorn, Inc. 2017 Omnibus Incentive Compensation Plan - Form of Restricted Stock Unit Award (non-employee director), incorporated by reference to Exhibit 10.3 to the report on Form 10-Q filed by Akorn, Inc. on May 4, 2017.

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

10.13†
Letter Offer Agreement, dated October 13, 2014, as amended December 18, 2014, between Akorn, Inc. and Steve Lichter, incorporated by reference to Exhibit 10.13 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016

10.14†
Letter Offer Agreement, dated March 5, 2015, between Akorn, Inc. and Jonathan Kafer, incorporated by reference to Exhibit 10.14 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

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

10.17†
Letter Agreement, dated September 4, 2015, between Akorn, Inc. and Randall Pollard, incorporated by reference to Exhibit 10.17 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.18†
Form of Employment Agreement, dated October 5, 2015, between Akorn, Inc. and Duane A. Portwood, its Chief Financial Officer, incorporated by reference to Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed on October 13, 2015.

10.19
Series A-2 Preferred Stock Purchase Agreement dated as of August 1, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc., incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 10-Q filed on November 9, 2011.

10.20
Amendment #1 to Series A-2 Preferred Stock Purchase Agreement dated as of September 30, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 10-Q filed on November 9, 2011.

10.21
Lease Agreement dated July 15, 2010, by and between Veronica Development Associates, a New Jersey general partnership, and Akorn (New Jersey), Inc., an Illinois corporation, for the Company’s 50,000 square foot manufacturing facility at 72-6 Veronica Avenue, Somerset, New Jersey, incorporate by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 30, 2010.

10.22
Loan Agreement dated as of April 17, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders), and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 23, 2014.

10.23
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

10.25
ABL Consent Memorandum, dated as of May 19, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed on May 20, 2015.

10.26
Term Loan Consent Memorandum, dated as of May 19, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Akorn, Inc.'s report on Form 8-K filed on May 20, 2015.

10.27
ABL Consent Memorandum, dated as of November 13, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed on November 13, 2015.

10.28
Term Loan Consent Memorandum, dated as of November 13, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Akorn, Inc.'s report on Form 8-K filed on November 13, 2015.

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

101
The financial statements and footnotes from the Akorn, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

By:	/s/ RAJAT RAI
Rajat Rai Chief Executive Officer

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJAT RAI	Chief Executive Officer	February 28, 2018
Rajat Rai

/s/ DUANE A. PORTWOOD	Executive Vice President and Chief Financial Officer	February 28, 2018
Duane A. Portwood	(Principal Financial Officer)

/s/ RANDALL E. POLLARD	Senior Vice President, Finance and Chief Accounting Officer	February 28, 2018
Randall E. Pollard	(Principal Accounting Officer)

/s/ ALAN WEINSTEIN	Director, Chairman of the Board	February 28, 2018
Alan Weinstein

/s/ KENNETH S. ABRAMOWITZ	Director	February 28, 2018
Kenneth S. Abramowitz

/s/ ADRIENNE L. GRAVES	Director	February 28, 2018
Adrienne L. Graves

/s/ RONALD M. JOHNSON	Director	February 28, 2018
Ronald M. Johnson

/s/ STEVEN J. MEYER	Director	February 28, 2018
Steven J. Meyer

/s/ TERRY ALLISON RAPPUHN	Director	February 28, 2018
Terry Allison Rappuhn

/s/ BRIAN TAMBI	Director	February 28, 2018
Brian Tambi

Exhibit IndexK

Exhibit No.	Description

21.1	Listing of Subsidiaries of Akorn, Inc.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.