Form 10-Q
period 2018-03-31
AKORN INC
filed 2018-05-02
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

[1]

At April 26, 2018, there were 125,258,615 shares of common stock, no par value, outstanding.

[2]

[3]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Certain prior-period amounts have been reclassified to conform to current-period presentation including cost of sales, selling, general and administrative expenses and other non-operating income (expense), net on the condensed consolidated statements of comprehensive (loss) income.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$309,377	$368,119
Trade accounts receivable, net	177,053	141,383
Inventories, net	192,963	183,568
Prepaid expenses and other current assets	25,623	37,081
TOTAL CURRENT ASSETS	705,016	730,151
PROPERTY, PLANT AND EQUIPMENT, NET	325,218	313,418
OTHER LONG-TERM ASSETS
Goodwill	284,980	285,310
Intangible assets, net	537,478	569,484
Deferred tax assets	6,190	6,521
Other non-current assets	4,590	4,627
TOTAL OTHER LONG-TERM ASSETS	833,238	865,942
TOTAL ASSETS	$1,863,472	$1,909,511
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$60,337	$51,976
Purchase consideration payable	201	3,901
Income taxes payable	7,592	15,775
Accrued royalties	4,973	5,902
Accrued compensation	14,956	12,286
Accrued administrative fees	30,798	38,598
Accrued expenses and other liabilities	33,074	42,651
TOTAL CURRENT LIABILITIES	151,931	171,089
LONG-TERM LIABILITIES:
Long-term debt (net of non-current deferred financing costs)	816,499	815,195
Deferred tax liability	35,598	43,404
Other long-term liabilities	48,928	48,578
TOTAL LONG-TERM LIABILITIES	901,025	907,177
TOTAL LIABILITIES	1,052,956	1,078,266
SHAREHOLDERS’ EQUITY
Common stock, no par value – 150,000,000 shares authorized; 125,258,615 and 125,090,522 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	559,335	550,472
Retained earnings	265,994	294,741
Accumulated other comprehensive loss	(14,813)	(13,968)
TOTAL SHAREHOLDERS’ EQUITY	810,516	831,245
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,863,472	$1,909,511
 See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues, net	$184,063	$253,420
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	101,835	104,651
GROSS PROFIT	82,228	148,769

Selling, general and administrative expenses	62,983	47,583
Acquisition-related costs	11	11
Research and development expenses	30,967	11,291
Amortization of intangibles	13,190	15,471
Impairment of intangible assets	492	—
TOTAL OPERATING EXPENSES	107,643	74,356

OPERATING (LOSS) INCOME	(25,415)	74,413
Amortization of deferred financing costs	(1,304)	(1,304)
Interest expense, net	(9,578)	(9,566)
Other non-operating income, net	270	1,783

(LOSS) INCOME BEFORE INCOME TAXES	(36,027)	65,326
Income tax (benefit) provision	(7,280)	24,299

CONSOLIDATED NET (LOSS) INCOME	$(28,747)	$41,027
CONSOLIDATED NET (LOSS) INCOME PER SHARE
CONSOLIDATED NET (LOSS) INCOME PER SHARE, BASIC	$(0.23)	$0.33
CONSOLIDATED NET (LOSS) INCOME PER SHARE, DILUTED	$(0.23)	$0.33

SHARES USED IN COMPUTING NET (LOSS) INCOME PER SHARE
BASIC	125,240	124,421
DILUTED	125,240	124,666

COMPREHENSIVE (LOSS) INCOME
Consolidated net (loss) income	$(28,747)	$41,027
Unrealized holding (loss) gain on available-for-sale securities, net of tax of $0 and $75 for the three months ended March 31, 2018 and 2017, respectively.	(1)	128
Foreign currency translation (loss) gain	(848)	4,026
Pension liability adjustment net of tax of ($1) and $57 for the three months ended March 31, 2018 and 2017, respectively.	4	223
COMPREHENSIVE (LOSS) INCOME	$(29,592)	$45,404
See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(In Thousands)

	Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total
BALANCES AT DECEMBER 31, 2017	125,091	$550,472	$294,741	$(13,968)	$831,245
Consolidated net (loss)	—	—	(28,747)	—	(28,747)
Exercise of stock options	22	546	—	—	546
Compensation and share issuances related to restricted stock awards	—	2,349	—	—	2,349
Stock-based compensation expense - stock options	—	3,159	—	—	3,159
Foreign currency translation loss	—	—	—	(848)	(848)
Unrealized holding loss on available-for-sale securities	—	—	—	(1)	(1)
Akorn AG pension liability adjustment	—	—	—	4	4
Employee stock purchase plan	146	2,809	—	—	2,809
BALANCES AT MARCH 31, 2018 (unaudited)	125,259	$559,335	$265,994	$(14,813)	$810,516
See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(28,747)	$41,027
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,278	20,914
Amortization of debt financing costs	1,304	1,304
Impairment of intangible assets	18,815	225
Non-cash stock compensation expense	5,508	4,709
Deferred income taxes, net	(7,833)	(1,174)
Other	218	31
Changes in operating assets and liabilities:
Trade accounts receivable	(35,508)	49,563
Inventories, net	(9,292)	2,708
Prepaid expenses and other current assets	12,034	3,266
Trade accounts payable	11,318	(4,286)
Accrued expenses and other liabilities	(19,686)	8,296
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(31,591)	$126,583
INVESTING ACTIVITIES:
Proceeds from disposal of assets	1	152
Purchases of property, plant and equipment	(22,341)	(22,483)
NET CASH USED IN INVESTING ACTIVITIES	$(22,340)	$(22,331)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	546	1,115
Payment of contingent acquisition liabilities	(4,793)	—
Lease payments	(3)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(4,250)	$1,115
Effect of exchange rate changes on cash and cash equivalents	41	529
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(58,140)	$105,896
Cash and cash equivalents, and restricted at beginning of period	369,889	204,034
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$311,749	$309,930
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$12,262	$11,041
Amount paid for income taxes, net	$8,205	$(42)
Additional capital expenditures included in accounts payable	$8,227	$7,571
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

During the three month periods ended March 31, 2018 and 2017, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Part I, Item 1, Note 10 - “Segment Information.”

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

On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement.  On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and

[8]

Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment.  The complaint alleges, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of actions designed to hamper and ultimately block the Merger and (iii) Akorn has performed its obligations under the Merger Agreement, and is ready, willing and able to close the Merger.  The complaint seeks, among other things, a declaration that Fresenius Kabi AG's termination is invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed on February 28, 2018.

Note 2 — Summary of Significant Accounting Policies

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly-owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of Akorn India Private Limited ("AIPL") and Akorn AG have been translated from Indian Rupees to U.S. dollars and Swiss Francs to U.S. dollars, respectively, based on the currency translation rates in effect during the period or as of the date of consolidation, as applicable.  The Company has no involvement with variable interest entities.

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

Going Concern: In connection with the preparation of the financial statements as of and for the three month period ended March 31, 2018, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

Revenue Recognition:  Revenue is recognized at a point in time upon the transfer of control of the Company’s products, which occurs upon delivery for substantially all of the Company’s sales. The promises within the contract that are distinct are primarily the Company’s supply of products, which represents a single performance obligation. The consideration the Company receives in exchange for its goods or services is only recognized when it is probable that a significant reversal will not occur. The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable consideration. The Company makes significant estimates for related variable consideration at the point of sale, including chargebacks, rebates, product returns, other discounts and allowances. All sales taxes are excluded from the transaction price. The Company expenses contract fulfillment costs when incurred since the amortization period would have been less than one year. Payment terms are primarily less than 90 days. See Note 16 – Recently Issued and Adopted Accounting Pronouncements for the discussion of the adoption of Accounting Standard Codification ("ASC") Topic 606 Revenue from Contracts with Customers.

Provision for estimated chargebacks, rebates, discounts, managed care rebates, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

[9]

Freight:  The Company records shipping and handling expense related to product sales as cost of sales.

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents. At March 31, 2018 and December 31, 2017, approximately $2.4 million and $1.8 million, respectively, of cash held by AIPL was restricted, and was reported within prepaid expenses and other current assets.

The following table sets forth the components of the Company’s Cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows for the three month periods ended March 31, 2018 and 2017 (in thousands):

Cash, Cash Equivalents, and Restricted Cash	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$309,377	$307,425
Restricted cash	2,372	2,505
Total cash, cash equivalents, and restricted cash	$311,749	$309,930

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

[10]

For the three month period ended March 31, 2018, the Company incurred a chargeback provision of $224.0 million, or 43.0% of gross sales of $520.5 million, compared to $280.2 million, or 41.2% of gross sales of $680.5 million in the prior year period. We note that the dollar decrease and percent increase in the comparative period was the result of gross sales decreases and product mix shifts to products with higher chargeback expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 490 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.4 million or decrease the chargeback reserve by $2.5 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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

The allowances for rebates, administrative fees and others further takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease, a shelf-stock adjustment credit may be given for product remaining in customer’s inventories at the time of the price reduction and is reserved at the point of sales. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

Similar to rebates, the reserve for administrative fees and others represents those amounts processed related to contracts and other fee programs which have been in place with certain entities, but they are settled through cash payment to these entities and accordingly are accounted for as a current liability. Otherwise, administrative fees and others operate similarly to rebates.

For the three month period ended March 31, 2018, the Company incurred rebates, administrative and others fees of $92.3 million, or 17.7% of gross sales of $520.5 million, compared to $124.4 million, or 18.3% of gross sales of $680.5 million in the prior year period. We note that the dollar decrease and percent decrease from the comparative period was the result of gross sales decreases and product mix shifts to products with lower rebates, administrative fees and others expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

[11]

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 490 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by $0.0 million or decrease the same reserve by $0.7 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended March 31, 2018, the Company incurred a return provision of $7.1 million, or 1.4% of gross sales of $520.5 million, compared to $8.4 million, or 1.2% of gross sales of $680.5 million in the prior year period. We note that the dollar decrease and percent increase in the comparative period was the result of gross sales decreases and product mix shifts to products with higher return rates. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could decrease the return rate as typically the Company purchases smaller entities with less contracting power and integrates those product sales to Akorn contracts; and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average one month change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $2.8 million or decrease of $2.4 million in return reserve expense if the lag increases or decreases, respectively. The average one month change in the lag from the time of sale to the time the product return is processed was determined based on the average variances of the last six-month historical activities. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

Allowance for Coupons, Advertising, Promotions and Co-Pay discount cards: The Company issues coupons from time to time that are redeemable against certain of our Consumer Health products. In addition to couponing, from time to time the Company authorizes various retailers to run in-store promotional sales and co-pay discount of its products. At the point of sale, the Company records an estimate of the dollar value of coupons expected to be redeemed, the dollar amount owed back to the retailer and co-pay discount as variable consideration since the Company intends to continuously issue coupons, advertising promotion and co-pay discount from time to time. This coupon estimate is based on historical experience and is adjusted as needed based on actual redemptions.  Upon receiving confirmation that an advertising promotion was run, the Company adjusts the estimate of the dollar amount expected to be owed back to the retailer as needed. This estimate is then adjusted to actual upon receipt of an invoice from the retailer. Additionally, the Company provides consumer co-pay discount cards, administered through outside agents to provide discounted products when redeemed. The Company records an estimate of the dollar value of co-pay discounts expected to be utilized based on historical experience and is adjusted as needed based on actual experience.

Doubtful Accounts: Provisions for doubtful accounts, which reflect trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of selling, general and administrative ("SG&A") expenses. In estimating the allowance for doubtful accounts, the Company considers its historical experience with collections and write-offs, the credit quality of its customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from its customers. Note that in the ordinary course of business, and consistent with our peers, we may from time to

[12]

time offer extended payment terms to our customers as an incentive for new product launches or in other circumstances in accordance with standard industry practices. These extended payment terms do not represent a significant risk to the collectability of accounts receivable as of the period-end. Accounts are considered past due when they remain uncollected beyond the due date specified in the applicable contract or on the applicable invoice, whichever is deemed to take precedence.

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

Net (loss) Income Per Common Share: Basic net income (loss) per common share is based upon the weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and restricted stock using the treasury stock method.  Anti-dilutive shares are excluded from the computation of diluted net income (loss) per share.

Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21%, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities. The Company’s foreign subsidiaries do not have accumulated earnings that can be distributed; therefore, the provisions of the Act related to the repatriation of foreign earnings are not applicable to the Company at December 31, 2017 or March 31, 2018. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 14 — Income Taxes for more information.

Fair Value of Financial Instruments:  The Company applies ASC 820 - Fair Value Measurement, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 - Fair Value

[13]

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$309,377	$309,377	$—	$—
Nicox stock with lockup provisions	34	—	—	34
Total assets	$309,411	$309,377	$—	$34

Purchase consideration payable	$201	$—	$—	$201
Total liabilities	$201	$—	$—	$201

[14]

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$368,119	$368,119	$—	$—
Nicox stock with lockup provisions	35	—	—	35
Total assets	$368,154	$368,119	$—	$35

Purchase consideration payable	$3,901	$—	$—	$3,901
Total liabilities	$3,901	$—	$—	$3,901

As of March 31, 2018, the purchase consideration payable balance is attributed to a supply obligation related to one of our divested products.

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

Note 3 — Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants.  On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Under the Omnibus Plan, 8.0 million shares of the Company’s common stock were made available for issuance pursuant to equity awards. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan (the "2014 Plan"), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016. The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), or various other instruments to directors, employees and consultants.  Following shareholder approval of the Omnibus Plan, no new awards could be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms. As of March 31, 2018, there were approximately 3.8 million stock options and 0.2 million RSU shares outstanding under the 2014 Plan. The 2014 Plan had replaced the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013. As of March 31, 2018, a total of 0.2 million stock options were outstanding under the 2003 Plan.

Under the Omnibus Plan, 0.7 million RSUs have been granted to employees and directors, of which none have yet vested and a small number have been forfeited, leaving 0.6 million RSUs outstanding as of March 31, 2018. No stock options have been granted under the Omnibus Plan. As of March 31, 2018, approximately 7.4 million shares remain available for future issuance under the Omnibus Plan.

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

[15]

expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, as necessary, if actual forfeitures differ from those estimates.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s share-based compensation expense for the three month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$3,159	$3,314
Employee stock purchase plan	—	262
Restricted stock units	2,349	1,133
Total stock-based compensation expense	$5,508	$4,709

Stock Option awards

From time to time, the Company has granted stock option awards to certain employees and directors, though no stock options have been awarded since the Omnibus Plan was adopted on May 2, 2017. The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Company's equity compensation plans during the three month periods ended March 31, 2018 and 2017, respectively, along with the weighted-average grant date fair values, are set forth in the table below:

	Three Months Ended March 31,
	2018	2017
Expected volatility	—%	50%
Expected life (in years)	0	4.8
Risk-free interest rate	—%	1.75%
Dividend yield	—	—
Fair value per stock option	$—	$9.25
Forfeiture rate	—%	8%

The table below sets forth a summary of stock option activity within the Company’s stock-based compensation plans for the three month-period ended March 31, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2017	4,053	$28.95	4.56	$21,459
Granted	—	—
Exercised	(22)	24.99
Forfeited	(18)	29.02
Outstanding at March 31, 2018	4,013	$28.97	4.32	$505
Exercisable at March 31, 2018	2,114	$29.18	3.86	$505

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

[16]

During the three month period ended March 31, 2018 and 2017, 0.0 million and 0.1 million stock options were exercised resulting in cash payments to the Company of $0.5 million and $1.1 million, respectively. These stock option exercises generated tax deductible expense of $0.2 million and $0.8 million, respectively.

Restricted Stock Unit awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. Grants to employees and executives are pursuant to the Company's Long-Term Incentive Plans (the "LTIPs"). These LTIPs called for annual grants of RSUs to all eligible employees and executives. The RSUs awards vest 25% per year on each of the first four anniversaries of the grant date. All RSUs are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grants. During the three month period ended March 31, 2018, the Company granted 0.0 million RSUs to certain employees.

Set forth below is a summary of unvested RSU activity during the three month period ended March 31, 2018:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2017	888	$32.55
Granted	6	$32.00
Vested	—	$—
Forfeited	(10)	$32.27
Unvested at March 31, 2018	884	$32.56

Employee Stock Purchase Plan

The 2016 Akorn, Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions.  The ESPP has been structured to qualify under Section 423 of the Internal Revenue Code (“IRC”).  Employees who elect to participate in the ESPP may withhold from 1% to 15% of eligible wages toward the purchase of stock.  Shares will be purchased at a 15% discount off the lesser of the market price at the beginning or the ending of the applicable offering period.  The ESPP is designed with two offering periods each year, one running from January 1st to December 31st and the other running from July 1st to December 31st.  In a given year, employees may enroll in only one offering period, not both.  Per IRC rules, annual purchases per employee are limited to $25,000 worth of stock, valued as of the beginning of the offering period.  Accordingly, with the 15% discount, employees may withhold no more than $21,250 per year toward the purchase of stock under the ESPP. Employees are further limited to purchasing no more than 15,000 shares of stock per year. A total of 2.0 million shares of the Company’s stock have been set aside for issuance under the ESPP, of which 146,247 shares have been issued to date. The ESPP was approved by vote of the Company’s shareholders on December 16, 2016.

Pursuant to terms of the Merger Agreement, the Company has not initiated any new offering periods subsequent to entering into the Merger Agreement.  Accordingly, no offering periods are currently active under the ESPP.

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

[17]

fees and others, which is included as a current liability, the ending reserve balances are included in trade accounts receivable, net in the Company’s condensed consolidated balance sheets.

Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Gross accounts receivable (1)	$382,606	$378,759
Less reserves for:
Chargebacks (2)	(64,698)	(73,984)
Rebates (2)	(86,468)	(111,945)
Product returns	(41,213)	(41,687)
Discounts and allowances	(10,579)	(7,779)
Advertising and promotions	(1,758)	(1,301)
Doubtful accounts	(837)	(680)
Trade accounts receivable, net	$177,053	$141,383

(1) The increase in the Gross accounts receivable balance as of March 31, 2018 when compared to the December 31, 2017 balance is due to higher Gross sales in the last two months of the first quarter of 2018 compared to the last two months of the fourth quarter of 2017.

(2) The reductions in the Chargebacks and Rebates balances as of March 31, 2018 when compared to the December 31, 2017 balance were primarily due to payment timing, product mix, customer mix and lower wholesaler inventory. Additionally, a change in contractual terms with a major customer in the first quarter of 2018 resulted in an increase in chargebacks and a decrease in rebates, which is also a contributing factor in the variances between the two periods compared.

For the three month periods ended March 31, 2018 and 2017, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended March 31,
	2018	2017
Gross sales	$520,533	$680,534
Less adjustments for:
Chargebacks (1)	(223,963)	(280,160)
Rebates, administrative and other fees (1)	(92,279)	(124,378)
Product returns	(7,121)	(8,418)
Discounts and allowances	(10,238)	(12,922)
Advertising, promotions and others	(2,869)	(1,236)
Revenues, net	$184,063	$253,420

(1) The decreases in chargebacks and rebates, administrative and other fees for the three month periods ended March 31, 2018 as compared to the same period in 2017, were primarily due to volume declines as well product mix and customer mix.
Note 5 — Inventories, Net

The components of inventories are as follows (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$84,523	$79,226
Work in process	13,633	15,447
Raw materials and supplies	94,807	88,895
Inventories, net	$192,963	$183,568

[18]

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory at March 31, 2018 and December 31, 2017 was reported net of these reserves of $33.1 million and $34.4 million, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Land and land improvements	$17,992	$17,846
Buildings and leasehold improvements	113,343	106,316
Furniture and equipment	221,749	202,897
Sub-total	353,084	327,059
Accumulated depreciation	(137,753)	(130,814)
Property, plant and equipment in service, net	$215,331	$196,245
Construction in progress	109,887	117,173
Property, plant and equipment, net	$325,218	$313,418

At March 31, 2018 and December 31, 2017, property, plant and equipment, net, with a net carrying value of $86.4 million and $82.8 million, respectively, was located outside the United States.

During the three month periods ended March 31, 2018, the increase in Property, Plant and Equipment is due primarily to spending on equipment for compliance with the Drug Supply Chain Security Act ("DSCSA") requirements and expansion initiatives at our Decatur and Somerset manufacturing plants.

The Company recorded depreciation expense of $7.1 million and $5.4 million during the three month periods ended March 31, 2018 and 2017, respectively.

Note 7 — Goodwill and Other Intangible Assets, Net

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

During the three month periods ended March 31, 2018 and 2017, accumulated amortization of intangible assets was $232.2 million and $208.7 million, respectively. The Company recorded amortization expense of $13.2 million and $15.5 million during the three month periods ended March 31, 2018 and 2017, respectively.

The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows, and through this analysis recognized impairment expense of $0.9 million for product licensing rights during the three month period ended March 31, 2018. Of the $0.9 million of impairment for product licensing rights, $0.4 million was recognized in R&D expense due to changes in market conditions expected upon launch of one acquired asset and $0.5 million of impairment was related to the Company's decision to discontinue certain currently marketed products. If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. The company performed a qualitative assessment of goodwill and did not identify any indicators of impairment during the quarter.

[19]

IPR&D intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each quarter for each project or product (including net revenue, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are impaired.

During the three month periods ended March 31, 2018, three IPR&D projects were impaired due to the Company's expectations of market conditions upon launch, resulting in an impairment expense of $17.9 million, while in the same period prior year the Company recognized impairment expense of $0.2 million for the milestone payment related to the abandonment of one product. These impairments were recorded in R&D expenses in the Consolidated Statements of Comprehensive (Loss) Income in the three month periods ended March 31, 2018 and 2017.

The following table provides a summary of the activity in goodwill by segment for the three month period ended March 31, 2018 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2017	$16,717	$268,593	$285,310
Currency translation adjustments	—	(330)	(330)
Acquisitions	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Balances at March 31, 2018	$16,717	$268,263	$284,980

The following table sets forth the major categories of the Company’s intangible assets as of March 31, 2018 and December 31, 2017, and the weighted average remaining amortization period as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Reclass-ifications	Gross Impairment	Net Balance	Wtd Avg Remaining Amortization Period (years)
March 31, 2018
Product licensing rights	$607,889	$(218,006)	$5,300	$(950)	$394,233	9.6
IPR&D	149,161	—	(5,300)	(17,873)	125,988	N/A - Indefinite lived
Trademarks	16,000	(5,608)	—	—	10,392	17.7
Customer relationships	4,225	(2,123)	—	—	2,102	8.1
Other intangibles	11,235	(6,472)	—	—	4,763	5.6
	$788,510	$(232,209)	$—	$(18,823)	$537,478
December 31, 2017
Product licensing rights	$747,106	$(205,549)	$—	$(139,217)	$402,340	9.8
IPR&D	173,757	—	—	(24,596)	149,161	N/A - Indefinite lived
Trademarks	16,000	(5,376)	—	—	10,624	17.8
Customer relationships	4,225	(2,058)	—	—	2,167	8.3
Other intangibles	11,235	(6,043)	—	—	5,192	5.7
	$952,323	$(219,026)	$—	$(163,813)	$569,484

[20]

Note 8 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., the Company entered into two term loan agreements (the “Term Loans”) with certain lenders and with JPMorgan Chase Bank, N.A., as administrative agent. The aggregate principal amount financed was $1,045.0 million. As of March 31, 2018, outstanding debt under the Term Loans was $831.9 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities. The Term Loans are scheduled to mature in 2021.

During the three month period ended March 31, 2018, the Company amortized $1.3 million of the deferred financing cost related to the Term Loans, resulting in $15.2 million remaining balance of deferred financing costs at March 31, 2018. The Company will amortize this balance using the straight-line method over the life of the Term Loan Agreements.

Subsequent to November 13, 2015, interest accrues based at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans, and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the Term Loans, the Company's spread will be based upon the Ratings Level applicable on such date as documented below. As of the period ended March 31, 2018, the Company was a Ratings Level I for the Existing Term Loan Facility.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended March 31, 2018 and 2017, the Company recorded interest expense of $12.3 million and $10.9 million, respectively, in relation to the Term Loans.

JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).

As of March 31, 2018, the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At March 31, 2018, there were no outstanding borrowings under the JPM Revolving Facility, and availability was reduced from $150.0 million to $135.0 million in accordance with ratio thresholds under the credit agreement.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

Debt Maturities Schedule

Aggregate cumulative maturities of long-term obligations (including the Term Loans and the JPM Revolving Facility) as of March 31, 2018 are:

(In thousands)	2018	2019	2020	2021
Maturities of debt	$—	$—	$—	$831,938

[21]

Note 9 — (Loss) Earnings Per Share

Basic net (loss) income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, and (ii) unvested RSUs.

A reconciliation of the (loss) earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(28,747)	$41,027
Net (loss) income per share:
Basic	$(0.23)	$0.33
Diluted	$(0.23)	$0.33
Shares used in computing net (loss) income per share:
Weighted average basic shares outstanding	125,240	124,421
Dilutive securities:
Stock option and unvested RSUs	—	245
Total dilutive securities	—	245
Weighted average diluted shares outstanding	125,240	124,666

Shares subject to stock options omitted from the calculation of (loss) income per share as their effect would have been anti-dilutive	3,356	4,093

Note 10 — Segment Information

During the three month periods ended March 31, 2018 and 2017, the Company reported results for the following two reportable segments:

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

Selected financial information by reportable segment is presented below (in thousands):

[22]

	Three Months Ended March 31,
	2018	2017
Revenues, net:
Prescription Pharmaceuticals	$164,302	$237,379
Consumer Health	19,761	16,041
Total revenues, net	184,063	253,420

Gross Profit:
Prescription Pharmaceuticals	73,508	140,956
Consumer Health	8,720	7,813
Total gross profit	82,228	148,769

Operating expenses	107,643	74,356

Operating (loss) income	(25,415)	74,413
Other expenses, net	(10,612)	(9,087)

(Loss) Income before income taxes	$(36,027)	$65,326

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

The following table sets forth the Company’s net revenues by geographic region for the three month periods ended March 31, 2018 and 2017. The Domestic region represents sales within the United States of America ("U.S.") and its territories while the Foreign region represents sales within all other countries and territories (dollar amounts in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Region	Amount	% of Total Revenues	Amount	% of Total Revenues
Domestic	$181,015	98.3%	$245,703	97.0%
Foreign	3,048	1.7%	7,717	3.0%
Total Revenues	$184,063	100.0%	$253,420	100.0%

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

The Company did not repurchase any shares during the three month period ended March 31, 2018. In aggregate, over the life of the Stock Repurchase Program the Company has repurchased 1.8 million shares at an average purchase price of $24.89. As of March 31, 2018, the Company had $155.0 million remaining under the repurchase authorization.

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

The Company is engaged in various supply agreements with third parties that obligate the Company to purchase various active pharmaceutical ingredients or finished products at contractual minimum levels. None of these agreements is individually or in aggregate material to the Company. Further, the Company does not believe at this time that any of the purchase obligations represent levels above that of normal business demands.

The table below summarizes contingent, potential milestone payments that would become due to strategic partners in the years 2018 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2018	$12,994
2019	5,220
2020	3,070
2021 and Beyond	950
Total	$22,234

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

Litigation Related to the Merger

On March 8, 2018, a purported shareholder of the Company filed a putative class action complaint entitled Joshi Living Trust v. Akorn, Inc. et al., in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint names as defendants the Company, Chief Executive Officer Rajat Rai, Chief Financial Officer Duane Portwood and Chief Accounting Officer Randall Pollard. The complaint alleges that defendants made materially false or misleading statements and/or material omissions by failing to disclose sooner the existence of investigations into data integrity at the Company. The Complaint seeks, among other things, an award of damages, attorneys’ fees and expenses. The Company disputes these claims and, if and when proper service is made, intends to vigorously defend these allegations.

On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement.  On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment.  The complaint alleges, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of

[24]

actions designed to hamper and ultimately block the Merger and (iii) Akorn has performed its obligations under the Merger Agreement, and is ready, willing and able to close the Merger.  The complaint seeks, among other things, a declaration that Fresenius Kabi AG's termination is invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger.
Other Matters
As previously disclosed in various reports filed with the SEC, Fera Pharmaceuticals, LLC v. Akorn Inc., Sean Brynjelsen, and Michael Stehn , in the United States District Court for the Southern District of New York, Case No. 12-cv-07692-LLS. Fera Pharmaceuticals, LLC (“Fera”) filed this action on September 12, 2012. The defendants in the case were the Company, one former employee of the Company, Sean Brynjelsen, and a current employee of the Company, Michael Stehn. The amended complaint generally alleged that the Company breached certain terms of a contract manufacturing supply agreement by, among other things, failing to manufacture Fera’s products, raising the manufacturing cost, and impermissibly terminating the contract. In addition, Fera alleged that the Company misappropriated Fera’s trade secrets in order to manufacture Erythromycin and Bacitracin for its own benefit. The counts in the amended complaint were for (1) breach of contract, (2) misappropriation of trade secrets, (3) fraudulent inducement, and (4) declaratory and injunctive relief. Fera sought $135 million in compensatory damages, an additional, unspecified amount in punitive damages, and injunctive relief restraining the Company from selling the products at issue in the case. The Company filed a counterclaim against Fera and certain affiliates, as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations. Pursuant to a settlement reached by all of the parties, on February 16, 2018, settlement payments were made and on February 23, 2018, the court entered an order dismissing all claims at issue in the case with prejudice.
As previously disclosed in various reports filed with the SEC, on March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., et al., in the federal district court of Northern District of Illinois, No. 15-cv-1944.  The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmacal Co., Inc. and VersaPharm, Inc.  A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15-cv-3921, was filed on May 4, 2015 making similar allegations.  On August 24, 2015, the two cases were consolidated and a lead plaintiff appointed in In re Akorn, Inc. Securities Litigation.   On July 5, 2016, the lead plaintiff group filed a consolidated amended complaint making similar allegations against the Company and an officer and former officer of the Company. The consolidated amended complaint sought damages on behalf of the putative class. On August 9, 2016, the defendants filed a motion to dismiss the case. On March 6, 2017, the court denied the motion to dismiss and the defendants subsequently filed an answer to the consolidated amended complaint on March 27, 2017. On October 3, 2017, the parties informed the court that they had reached a settlement in principle of the litigation. In December 2017, following the court’s order preliminarily approving the class plaintiffs’ proposed settlement for $24 million, the Company paid $5.0 million and its insurers paid $19.0 million. On April 2, 2018, the court granted final approval of the settlement, and requested further information regarding plaintiffs’ request for reimbursement awards and attorney fees from the settlement fund.
The Chicago Regional Office of the Securities and Exchange Commission (SEC) was conducting an investigation regarding the previously disclosed restatement, internal controls and other related matters. Additionally, the United States Attorney’s Office for the Southern District of New York (USAO) had requested information regarding these matters. On March 26, 2018, the SEC filed a settled Complaint in the United States District Court for the Northern District of Illinois. The Complaint alleged that Akorn, its former Chief Financial Officer, Timothy Dick, and its former Controller, David Hebeda, had violated Sections 13(a) (financial reporting provisions), 13(b)(2)(A) (books and records provisions) and 13(b)(2)(B) (internal accounting controls provisions) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13 thereunder. The SEC simultaneously filed a Motion for Entry of Akorn, Dick and Hebeda’s Final Judgments. Pursuant to Akorn’s Final Judgment, Akorn consented to the entry of an order permanently enjoining it from violations of these provisions of the Exchange Act and agreed to settle the charges brought by the SEC without admitting or denying the SEC’s allegations and without paying a civil penalty. On April 5, 2018, the Court granted the SEC’s Motion and terminated the case.
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

[25]

regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

Data Integrity Investigations

As previously disclosed in various reports filed with the SEC, the Company and Fresenius Kabi AG, with the assistance of outside consultants, have been investigating alleged breaches of FDA data integrity requirements relating to product development at the Company.  The Company has informed the FDA regarding the investigations and will continue to update the FDA as they proceed. To date, the Company’s investigation has not found any facts that would result in a material impact on Akorn’s operations and the Company does not believe such investigations should affect the closing of the transaction with Fresenius.

Note 13 — Customer, Supplier and Product Concentration

Customer Concentration

In the three month periods ended March 31, 2018 and 2017, a significant portion of the Company’s gross and net revenues reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of March 31, 2018 and 2017 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) collectively referred to as (the “Big 3 Wholesalers”), are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other customers accounted for more than 10% of gross sales, net revenue or gross trade receivables for the indicated dates and periods. If sales to the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. Further, the Company is subject to credit risk from its accounts receivable, more heavily weighted to the Big 3 Wholesalers, but as of and for the three month periods ended March 31, 2018 and 2017, the Company has not experienced significant losses with respect to its collection of these gross accounts receivable balances.

The following table sets forth the percentage of the Company's gross accounts receivable attributable to the Big 3 Wholesalers as of March 31, 2018 and December 31, 2017:

Big 3 Wholesalers combined:	March 31, 2018	December 31, 2017
Percentage of gross trade accounts receivable	88%	86%

The following table sets forth the percentage of the Company’s gross sales attributable to the Big 3 Wholesalers for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Big 3 Wholesalers combined:	2018	2017
Percentage of gross sales	83%	79%

[26]

The following table sets forth the Company’s net revenues disaggregated by major customers for the three month periods ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Disaggregation of net revenues by major customers	Amount	% of Total Revenues	Amount	% of Total Revenues
Amerisource	$37,955	20.6%	$43,937	17.3%
Cardinal	27,189	14.8%	48,968	19.3%
McKesson	53,221	28.9%	69,711	27.5%
Big 3 Wholesalers combined	118,365	64.3%	162,616	64.2%
All Others	65,698	35.7%	90,804	35.8%
Total Revenues	184,063	100.0%	253,420	100.0%

Sales to the Big 3 Wholesalers primarily represent purchases of products in the Prescription Pharmaceuticals segment and generate the majority of the Prescription Pharmaceuticals segment revenue. The Prescription Pharmaceuticals segment revenue represents 89.3% and 93.7% of the consolidated net revenue for three month period ended March 2018 and 2017, respectively. Chain pharmacies are the major customers in the Consumer Health segment. For more information, see Note 10 — Segment Information.

Supplier Concentration

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s abbreviated new drug applications and new drug applications, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a third party manufacturer, which serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.   Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

No individual supplier represented 10% or more of the Company’s purchases in the three month periods ended March 31, 2018 or 2017.

Product Concentration

In the three month period ended March 31, 2018, none of the Company's products represented greater than 10% of its total net revenue, while Ephedrine Sulfate Injection represented approximately 19% of the Company’s total net revenue in the three month period ended March 31, 2017. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing portfolio.

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

[27]

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

Based on the provisions of the Tax Act, the Company re-measured its U.S. deferred tax assets and liabilities and adjusted its deferred tax balances to reflect the lower U.S. corporate income tax rate at December 31, 2017. The re-measurement of the Company's U.S. deferred tax assets and liabilities at the lower enacted U.S. corporate tax rate resulted in an income tax benefit of $26.9 million which was included as a discrete item in the 2017 income tax benefit. The Company’s foreign subsidiaries do not have accumulated earnings that can be distributed; therefore, the provisions of the Act related to the repatriation of foreign earnings are not applicable to the Company at December 31, 2017. No additional re-measurement adjustments have been made since December 31, 2017.

The following table sets forth information about the Company’s income tax (benefit) provision for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
(Loss) Income before income taxes	$(36,027)	$65,326
Income tax (benefit) provision	(7,280)	24,299
Net (loss) income	$(28,747)	$41,027

Income tax (benefit) provision as a percentage of (loss) income before income taxes	20.2%	37.2%

During the three month periods ended March 31, 2018 and 2017, the Company recorded an income tax benefit of $7.3 million and income tax provision of $24.3 million, or 20.2% and 37.2% of (loss) income before income tax in the applicable periods, respectively. The decrease in the income tax rate as a percentage of (loss) income before income tax in the quarter ended March 31, 2018 was principally the result of the enactment of the Tax Act in December 2017. The Company used the discrete method to calculate the quarterly provision.

As of March 31, 2018, the Company could not conclude that it was more likely than not that tax benefits from certain foreign net operating losses would be realized.  Accordingly, as of the three months ended of March 31, 2018, the Company increased its valuation allowance to $11.8 million for certain of the losses at its Indian subsidiary and the entire amount of the loss at its Swiss subsidiary, compared to a valuation allowance of $10.5 million as of December 31, 2017.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $25.5 million related to uncertain tax positions as of March 31, 2018.  If recognized, $2.9 million of the above positions will impact the Company’s effective rate, while the remaining $22.6 million would result in adjustments to the Company’s deferred taxes. The Company accounts for interest and penalties as income tax expense. During the three month periods ended March 31, 2018, the Company recorded no penalties and $0.4 million interest related to unrecognized tax benefits. At March 31, 2018, the Company had accrued a total of $8.9 million and $6.4 million of penalties and interest, respectively.

Note 15 – Related Party Transactions

During the three month periods ended March 31, 2018 and 2017, the Company obtained legal services totaling $0.6 million and $0.5 million, of which $0.5 million and $0.3 million was payable as of March 31, 2018 and 2017, respectively, to Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder.

[28]

The Company also obtained and paid legal services totaling $0.2 million and $0.1 million, during the three month periods ended March 31, 2018 and 2017, respectively, to Segal McCambridge Singer & Mahoney, a firm for which the brother in law of the Company's Executive Vice President, General Counsel and Secretary is a partner.

Note 16 – Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. ASU 2016-02 - Leases, which establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year.  ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. Upon adoption, operating leases will be reported on the statement of financial position as gross-up assets and liabilities. The Company has begun evaluating and planning for adoption and implementation of this ASU, including reviewing all material leases, the ASU practical expedient guidelines, current accounting policy elections, and assessing the overall financial statement impact. We expect this ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is currently being evaluated. The impact of this ASU is non-cash in nature and is not expected to affect the Company’s cash flows.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per the ASU, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The standard was adopted on January 1, 2018, and did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.

In March 2017, the FASB issued ASU No. 2017-07, — Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60- 35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those 3 annual periods. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The amendments in this ASU should be applied retrospectively for the presentation of the

[29]

service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Disclosure that the practical expedient was used is required. The standard was adopted on January 1, 2018, and did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. Entities should apply this ASU using a retrospective transition method to each period presented. The standard was adopted on January 1, 2018, and did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The standard was adopted on January 1, 2018, and did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.

In May 2014, FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASU 2014-09). ASU 2014-09 superseded the revenue recognition requirements in ASC (Topic 605) Revenue Recognition, and most industry specific guidance. This ASU also supersedes some cost guidance included in ASC 605-35 Revenue Recognition Construction Type and Production Type Contracts. Similar to the current guidance, the Company will need to make significant estimates related to variable consideration at the point of sale, including chargebacks, rebates, product returns, and other discounts and allowances. Revenue will be recognized at a point in time upon the transfer of control of the Company's products, which occurs upon delivery for substantially all of the Company's sales.  The Company has adopted the practical expedient to exclude all sales taxes and contract fulfillment costs from the transaction price.  The Company adopted the standard effective January 1, 2018 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. See Note 13 — Customer, Supplier and Product Concentration for the disaggregation of net revenues by major customers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on February 27, 2018, which include, but are not limited to, the following items:

•	There are material uncertainties and risks associated with the pending Merger Agreement and Merger

[30]

◦
The announcement and pendency of the Merger may impede Akorn’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally

◦	The attention of our employees and management may be diverted due to activities related to the Merger, which may affect our business operations

◦
Matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by Akorn management, which could harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers

◦
The Merger Agreement restricts us from engaging in certain actions without the approval of Fresenius Kabi, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger

◦	Shareholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability; and

◦
The outcome of the Company’s and Fresenius Kabi’s investigations into alleged breaches of FDA data integrity requirements relating to product development at the Company, and any actions taken by the Company, Fresenius Kabi, third parties or the FDA as a result of such investigations may result in significant costs

◦
The Fresenius Kabi AG’s purported termination of the Merger Agreement and the litigation related to the Merger pending in the Court of Chancery of the State of Delaware may result in significant costs and in the Merger not being completed in a timely manner or at all

•	The risk that the pending merger may not be completed in a timely manner or at all

•	Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products

•	We could experience business interruptions at our manufacturing facilities, which may have a material adverse effect on our business, financial position and results of operations

•
A significant portion of our revenues are generated through the sale of products manufactured by third parties, the loss or failure of any of which may have a material adverse effect on our business, financial position and results of operations

•	We depend on a small number of wholesalers to distribute our products, the loss of any of which could have a material adverse effect on our business

•	We may be subject to significant disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on our business

•
We depend on our employees and must continue to attract and retain key personnel in order to compete successfully, and any failure to do so could hinder successful execution of our business and development plans and have a material adverse effect on our financial position and results of operation

•
Our inability to effectively manage or support our growth may have a material adverse effect on our business, financial position, results of operations and liquidity and could cause the price of our common stock to decline

•
We have entered into several strategic business alliances that may not result in marketable products and may have a material adverse effect on our business, financial position, results of operations and liquidity

[31]

•
We become involved in legal proceedings and governmental investigations from time to time, any of which may result in substantial losses, government enforcement actions, damage to our business and reputation and place a strain on our internal resources

•	Charges to earnings resulting from acquisitions could have a material adverse effect on our business, financial position and results of operations

•
Failure to obtain regulatory certification of our manufacturing facility in India for production of pharmaceutical products for export to the United States, as well as other regulated world markets, could impair our ability to grow and adversely affect our business, financial condition and results of operations

•
We may not achieve the anticipated benefits from our acquisitions and we may face integration difficulties, which could adversely affect our operating results, increase costs and place a significant strain on our management

•
John N. Kapoor, Ph.D., through his stock ownership and his right to nominate up to three directors, could have an adverse effect on the price of our common stock and have substantial influence over our business strategies and policies

•	Many of the raw materials and components used in our products come from a single source, the loss of any of which could have a material adverse effect on our business

•
Sales of our products may be adversely affected by the continuing consolidation of our customer base, which may have a material adverse effect on our business plans, financial position and results of operations

•	Our branded products may become subject to increased generic competition

•	Changes in technology could render our products obsolete

•
We are subject to extensive government regulations which if they change and or we are not in compliance with, could increase our costs, subject us to various obligations and fines, or prevent us from selling our products or operating our facilities

•	Changes in healthcare law and policy changes may adversely affect our business plans and results of operations

•	The FDA may require us to stop marketing certain unapproved drugs, which could have a material adverse effect on our business, financial position and results of operations

•	Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions

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

•	We may need to obtain additional capital to continue to grow our business

•	Our indebtedness reduces our financial and operating flexibility

•	We may not generate cash flow sufficient to pay interest and make required principal repayments on our Term Loans

[32]

•	Exercise of options and granting of restricted stock units, may have a substantial dilutive effect on our common stock

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

[33]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive (Loss) Income and our segment reporting information for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31,
	2018		2017
	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$164,302	89.3%	$237,379	93.7%
Consumer Health	19,761	10.7%	16,041	6.3%
Total revenues, net	184,063	100.0%	253,420	100.0%
Gross profit:
Prescription Pharmaceuticals	73,508	44.7%	140,956	59.4%
Consumer Health	8,720	44.1%	7,813	48.7%
Total gross profit	82,228	44.7%	148,769	58.7%
Operating expenses:
SG&A expenses	62,983	34.2%	47,583	18.8%
Acquisition-related costs	11	—%	11	—%
R&D expenses	30,967	16.8%	11,291	4.5%
Amortization of intangible assets	13,190	7.2%	15,471	6.1%
Impairment of intangible assets	492	0.3%	—	—%
Operating (loss) income	$(25,415)	(13.8)%	$74,413	29.4%
Other expense, net	(10,612)	(5.8)%	(9,087)	(3.6)%
(Loss) Income before income taxes	(36,027)	(19.6)%	65,326	25.8%
Income tax provision	(7,280)	(4.0)%	24,299	9.6%
Net (loss) income	$(28,747)	(15.6)%	$41,027	16.2%

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Net revenue was $184.1 million for the three month period ended March 31, 2018, representing a decrease of $69.4 million, or 27.4%, as compared to net revenue of $253.4 million for the three month period ended March 31, 2017. The decrease in net revenue in the period was primarily due to $72.9 million decline in organic revenue. The $72.9 million decline in organic revenue was due to approximately $46.3 million and $26.6 million in volume and price erosion, respectively. The organic revenue decline was principally due to the effect of competition on Ephedrine Sulfate Injection and Lidocaine Ointment.  In addition, the Company experienced more than normal supply disruptions for certain products during the three month period ended March 31, 2018, resulting in lower net revenue. The supply disruptions resulted in failure to supply penalties, which are recorded as a reduction of net revenue, of approximately $9 million in the three month period ended March 31, 2018, compared to approximately $5 million in the three month period ended March 31, 2017.

The Prescription Pharmaceuticals segment revenues of $164.3 million for the three month period ended March 31, 2018 represented a decrease of $73.1 million, or 30.8%, as compared to revenue of $237.4 million for three month period ended March 31, 2017.

The Consumer Health segment revenues of $19.8 million for the three month period ended March 31, 2018 represented an increase of $3.8 million, or 23.4%, as compared to revenue of $16.0 million for three month period ended March 31, 2017.

[34]

The net revenue for the three month period ended March 31, 2018 of $184.1 million was net of adjustments totaling $336.5 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended March 31, 2018 were $224.0 million, or 43.0% of gross sales, compared to $280.2 million, or 41.2% of gross sales for the three month period ended March 31, 2017.  The $56.2 million decrease in chargeback expense was due to lower gross sales in the current period as compared to prior year same period. Rebates, administrative fees and other expenses for the three month period ended March 31, 2018 were $92.3 million, or 17.7% of gross sales, compared to $124.4 million, or 18.3% for three month period ended March 31, 2017. The $32.1 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines as well as product mix and customer mix. Our product returns provision for the three month period ended March 31, 2018 was $7.1 million, or 1.4% of gross sales, compared to $8.4 million, or 1.2% of gross sales for the three month period ended March 31, 2017.  Discounts and allowances were $10.2 million or 2.0% of gross sales for the three month period ended March 31, 2018, compared to $12.9 million, or 1.9% of gross sales for the three month period ended March 31, 2017. Advertisement and promotion expenses were $2.9 million or 0.6% of gross sales for the three month period ended March 31, 2018, compared to $1.2 million, or 0.2% of gross sales for the three month period ended March 31, 2017.

Consolidated gross profit for the quarter ended March 31, 2018 was $82.2 million, or 44.7% of net revenue, compared to $148.8 million, or 58.7% of net revenue, in the corresponding prior year quarter. The decline in the gross profit percentage was principally due to unfavorable product mix shifts primarily driven by the effect of competition on Ephedrine Sulfate Injection, as well as the impact of the aforementioned failure to supply penalties.

Total operating expenses were $107.6 million in the three month period ended March 31, 2018, an increase of $33.2 million, or 44.7%, from the prior year quarter amount of $74.4 million. The $33.2 million increase was primarily driven by approximately $19.7 million and $15.4 million increases in Research and development (“R&D”) expenses and Selling, general and administrative (“SG&A”), respectively that were partially offset by a decrease of and $2.3 million in Amortization of intangibles. The following is a discussion of the main drivers of the increase:

R&D expenses were $31.0 million in the three month period ended March 31, 2018, an increase of $19.7 million or 174.3% over the prior year quarter amount of $11.3 million.  The $19.7 million increase was primarily due to IPR&D impairments of $17.9 million in the three month period ended March 31, 2018 compared to IPR&D impairments of $0.2 million in the three month period ended March 31, 2017.

SG&A expenses were $63.0 million in the three month period ended March 31, 2018, an increase of $15.4 million, or 32.4%, from the prior year quarter amount of $47.6 million. The primary drivers of the $15.4 million increase were $8.2 million in marketing and advertising expenses in 2018, related to the TheraTears® direct-to-consumer ("DTC") advertising campaign and $4.9 million expenses related to the pending Merger between Fresenius Kabi and Akorn, Inc.

Non-operating expenses totaling $10.6 million incurred in the three month period ended March 31, 2018, compared to $9.1 million in the prior year quarter.

For the three month period ended March 31, 2018, we recorded an income tax benefit of approximately $7.3 million on our net loss before income taxes of $36.0 million, which represented an effective tax benefit rate of 20.2%.  In the prior year quarter ended March 31, 2017, our income tax provision was $24.3 million based on an effective tax provision rate of 37.2%. The decrease in the income tax rate as a percentage of (Loss) Income before income taxes in the quarter ended March 31, 2018 when compared to prior year quarter ended March 31, 2017, was principally the result of the enactment of the Tax Act in December 2017.

The Company reported a net loss of $28.7 million for the three month period ended March 31, 2018, or 15.6% of net revenue, compared to net income of $41.0 million for the three month period ended March 31, 2017, or 16.2% of net revenue.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2018, we had cash and cash equivalents of $309.4 million, which was $58.7 million less than our cash and cash equivalents balance of $368.1 million as of December 31, 2017.  This decrease in cash and cash equivalents was driven by operating cash outflows of $31.6 million, financing cash outflows of $4.3 million, and investing cash outflows of $22.3 million. Our net working capital was $553.1 million at March 31, 2018, compared to $559.1 million at December 31, 2017, a decrease of $6.0 million.

Operating Cash Flows

[35]

(amounts in thousands)	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(28,747)	$41,027
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,278	20,914
Amortization of debt financing costs	1,304	1,304
Impairment of intangible assets	18,815	225
Non-cash stock compensation expense	5,508	4,709
Deferred income taxes, net	(7,833)	(1,174)
Other	218	31
Changes in operating assets and liabilities:
Trade accounts receivable	(35,508)	49,563
Inventories, net	(9,292)	2,708
Prepaid expenses and other current assets	12,034	3,266
Trade accounts payable	11,318	(4,286)
Accrued expenses and other liabilities	(19,686)	8,296
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(31,591)	$126,583

During the year to date period ended March 31, 2018, operating activities generated $31.6 million in negative cash flows. This negative cash flow was principally the result of an increase of $35.5 million in trade accounts receivable, a decrease of $19.7 million in accrued expenses and other liabilities, our consolidated net loss of $28.7 million, an increase of $9.3 million in inventories, net, offset by a net inflow from non-cash expenses of $38.1 million, a decrease in prepaid expenses and other current assets of $12.0 million, and a $11.3 million increase in trade accounts payable.

During the three month period ended March 31, 2017, operating activities generated $126.6 million in cash flows. This positive cash flow was principally the result of a decrease of $49.6 million in accounts receivable, our consolidated net income of $41.0 million, a $26.0 million net inflow of non-cash expenses, and an increase of $8.3 million in accrued expenses and other liabilities.

Investing Cash Flows

(amounts in thousands)	Three Months Ended March 31,
	2018	2017
INVESTING ACTIVITIES:
Proceeds from disposal of assets	$1	$152
Purchases of property, plant and equipment	(22,341)	(22,483)
NET CASH USED IN INVESTING ACTIVITIES	$(22,340)	$(22,331)

We used $22.3 million in investing activities during the three month period ended March 31, 2018. Of this total, $22.3 million was used to acquire property, plant and equipment.

We used $22.3 million in investing activities during the three month period ended March 31, 2017. Of this total $22.5 million was used to acquire property, plant and equipment, partially offset by $0.2 million received in proceeds related to the disposition of assets.

Financing Cash Flows

[36]

(amounts in thousands)	Three Months Ended March 31,
	2018	2017
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	$546	$1,115
Payment of contingent acquisition liabilities	(4,793)	—
Lease payments	(3)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(4,250)	$1,115

Financing activities used $4.3 million in the three month period ended March 31, 2018, consisting of $4.8 million used for consideration payable payments, partially offset by $0.5 million of proceeds from employee stock option exercise.

Financing activities provided $1.1 million in the three month period ended March 31, 2017, in proceeds from employee stock option exercises.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the United States, India and Switzerland. Most notably, we continue to expend significant amounts in order to gain compliance with FDA requirements at AIPL. Furthermore, the Company expects to continue to expend significant amounts in order to comply with the DSCSA. Our cash obligations include the principal and interest payments due on our Term Loans and any amount we may borrow under the JPMorgan Facility (as both described throughout this report) and the amount required to effect the repurchase of shares of our common stock in accordance with the Stock Repurchase Program discussed in Item 1, Note 11 - "Share Repurchases." As of March 31, 2018, the Company had $155.0 million remaining under the repurchase authorization. We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

Refer to Item 1, Note 8 - "Financing Arrangements" for further detail of debt obligations as of and for the quarter ended March 31, 2018.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Part II - Item 8, Note 2 - "Summary of Significant Accounting Policies", in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Item 1, Note 2 - "Summary of Significant Accounting Policies" of this Form 10-Q. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

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

[37]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information reported under Part II, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures.

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

As of March 31, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

[38]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 - "Commitments and Contingencies" of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2017, except as set forth below:

We have filed a lawsuit against Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA in relation to the Merger. If we are unsuccessful in our lawsuit, our current shareholders may not realize the anticipated benefits contemplated by the Merger Agreement.

On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement.  On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment. We have filed a complaint in the Court of Chancery of the State of Delaware for breach of the Merger Agreement. The complaint alleges, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of actions designed to hamper and ultimately block the Merger and (iii) the Company has performed its obligations under the Merger Agreement, and is ready, willing and able to close the Merger.  The complaint seeks, among other things, a declaration that Fresenius Kabi AG's termination is invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger.

We believe that this lawsuit is necessary to enforce our rights under the Merger Agreement and to deliver to our shareholders the benefits of the Merger Agreement. At this preliminary stage, there is no way to predict the outcome of this lawsuit. If we are unsuccessful in our lawsuit, the Merger may not be consummated and our current shareholders may not receive the consideration which they are entitled, pursuant to the Merger Agreement, to receive upon consummation of the Merger.

[39]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Steven Lichter notified the Company of his intentions to resign from his position as the Executive Vice President, Pharmaceutical Operations effective as of May 4, 2018 to accept a global leadership position in a private-equity backed contract development and manufacturing organization. The Board and Management thank Mr. Lichter for his service and the numerous contributions he has made to the Company, and wish him well in his future endeavors.

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

Date: May 2, 2018

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three month period ended March 31, 2018, filed on May 2, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[42]