Form 10-Q
period 2018-06-30
AKORN INC
filed 2018-08-01
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

[1]

At July 26, 2018, there were 125,451,174 shares of common stock, no par value, outstanding.

[2]

[3]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Certain prior-period amounts have been reclassified to conform to current-period presentation including cost of sales, selling, general and administrative expenses and other non-operating income (expense), net on the condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$296,782	$368,119
Trade accounts receivable, net	187,318	141,383
Inventories, net	191,041	183,568
Prepaid expenses and other current assets	27,613	37,081
TOTAL CURRENT ASSETS	702,754	730,151
PROPERTY, PLANT AND EQUIPMENT, NET	328,909	313,418
OTHER LONG-TERM ASSETS
Goodwill	284,115	285,310
Intangible assets, net	459,812	569,484
Deferred tax assets	6,319	6,521
Other non-current assets	4,647	4,627
TOTAL OTHER LONG-TERM ASSETS	754,893	865,942
TOTAL ASSETS	$1,786,556	$1,909,511
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$50,663	$51,976
Purchase consideration payable	201	3,901
Income taxes payable	6,792	15,775
Accrued royalties	6,627	5,902
Accrued compensation	17,239	12,286
Accrued administrative fees	35,763	38,598
Accrued expenses and other liabilities	60,946	42,651
TOTAL CURRENT LIABILITIES	178,231	171,089
LONG-TERM LIABILITIES:
Long-term debt (net of non-current deferred financing costs)	817,803	815,195
Deferred tax liability	19,929	43,404
Other long-term liabilities	48,758	48,578
TOTAL LONG-TERM LIABILITIES	886,490	907,177
TOTAL LIABILITIES	1,064,721	1,078,266
SHAREHOLDERS’ EQUITY
Common stock, no par value – 150,000,000 shares authorized; 125,404,158 and 125,090,522 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	564,988	550,472
Retained earnings	178,010	294,741
Accumulated other comprehensive loss	(21,163)	(13,968)
TOTAL SHAREHOLDERS’ EQUITY	721,835	831,245
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,786,556	$1,909,511
 See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net	$190,944	$199,140	$375,007	$452,560
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	109,665	96,371	211,500	201,022
GROSS PROFIT	81,279	102,769	163,507	251,538

Selling, general and administrative expenses	83,694	53,981	146,677	101,564
Acquisition-related costs	64	76	75	87
Research and development expenses	74,271	15,876	105,238	27,167
Amortization of intangibles	13,182	15,504	26,372	30,975
Impairment of intangible assets	1,634	3,058	2,126	3,058
TOTAL OPERATING EXPENSES	172,845	88,495	280,488	162,851

OPERATING (LOSS) INCOME	(91,566)	14,274	(116,981)	88,687
Amortization of deferred financing costs	(1,304)	(1,304)	(2,608)	(2,608)
Interest expense, net	(11,062)	(9,380)	(20,640)	(18,946)
Other non-operating income, net	(324)	3,160	(54)	4,943

(LOSS) INCOME BEFORE INCOME TAXES	(104,256)	6,750	(140,283)	72,076
Income tax (benefit) provision	(16,272)	4,213	(23,552)	28,512

CONSOLIDATED NET (LOSS) INCOME	$(87,984)	$2,537	$(116,731)	$43,564
CONSOLIDATED NET (LOSS) INCOME PER SHARE
CONSOLIDATED NET (LOSS) INCOME PER SHARE, BASIC	$(0.70)	$0.02	$(0.93)	$0.35
CONSOLIDATED NET (LOSS) INCOME PER SHARE, DILUTED	$(0.70)	$0.02	$(0.93)	$0.35

SHARES USED IN COMPUTING NET (LOSS) INCOME PER SHARE
BASIC	125,332	124,660	125,286	124,541
DILUTED	125,332	125,194	125,286	124,855

COMPREHENSIVE (LOSS) INCOME
Consolidated net (loss) income	$(87,984)	$2,537	$(116,731)	$43,564
Unrealized holding (loss) gain on available-for-sale securities, net of tax of $1 and ($85) for the three months ended June 30, 2018 and 2017, and $1 and ($160) for the six month periods ended June 30, 2018 and 2017 respectively.	(4)	144	(5)	272
Foreign currency translation (loss) gain	(6,350)	1,239	(7,198)	5,265
Pension liability adjustment gain, net of tax of ($1) and ($6) for the three months ended June 30, 2018 and 2017, and ($2) and ($63) for the six month periods ended June 30, 2018 and 2017 respectively.	4	24	8	247
COMPREHENSIVE (LOSS) INCOME	$(94,334)	$3,944	$(123,926)	$49,348
See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(In Thousands)

	Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total
BALANCES AT DECEMBER 31, 2017	125,091	$550,472	$294,741	$(13,968)	$831,245
Consolidated net (loss)	—	—	(116,731)	—	(116,731)
Exercise of stock options	22	546	—	—	546
Compensation and share issuances related to restricted stock awards	170	5,817	—	—	5,817
Stock-based compensation expense - stock options	—	5,636	—	—	5,636
Foreign currency translation loss	—	—	—	(7,198)	(7,198)
Stock compensation plan withholdings for employee taxes	(25)	(292)	—	—	(292)
Unrealized holding loss on available-for-sale securities	—	—	—	(5)	(5)
Akorn AG pension liability adjustment	—	—	—	8	8
Employee stock purchase plan	146	2,809	—	—	2,809
BALANCES AT JUNE 30, 2018 (unaudited)	125,404	$564,988	$178,010	$(21,163)	$721,835
See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(116,731)	$43,564
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	40,439	42,212
Amortization of debt financing costs	2,608	2,608
Impairment of intangible assets	83,349	8,079
Non-cash stock compensation expense	11,453	9,844
Income from available-for-sale securities	—	(3,032)
Deferred income taxes, net	(24,512)	(2,341)
Loss on sale of available-for-sale securities	—	196
Other	481	(288)
Changes in operating assets and liabilities:
Trade accounts receivable	(45,893)	105,848
Inventories, net	(7,735)	(6,225)
Prepaid expenses and other current assets	8,176	2,078
Trade accounts payable	602	(13,465)
Accrued expenses and other liabilities	16,490	(30,051)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(31,273)	$159,027
INVESTING ACTIVITIES:
Proceeds from disposal of assets	20	4,811
Payments for intangible assets	(50)	(200)
Purchases of property, plant and equipment	(35,862)	(50,072)
NET CASH USED IN INVESTING ACTIVITIES	$(35,892)	$(45,461)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	254	6,897
Payment of contingent acquisition liabilities	(4,793)	—
Lease payments	(6)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(4,545)	$6,897
Effect of exchange rate changes on cash and cash equivalents	(560)	626
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(72,270)	$121,089
Cash and cash equivalents, and restricted at beginning of period	369,889	204,034
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$297,619	$325,123
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$25,462	$22,124
Amount paid for income taxes, net	$9,260	$43,901
Additional capital expenditures included in accounts payable	$12,010	$8,806
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

During the three and six month periods ended June 30, 2018 and 2017, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Part I, Item 1, Note 10 - “Segment Information.”

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

On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement. On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and

[8]

Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment. The complaint alleges, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of actions designed to hamper and ultimately block the Merger and (iii) Akorn has performed its obligations under the Merger Agreement, and is ready, willing and able to close the Merger. The complaint seeks, among other things, a declaration that Fresenius Kabi AG's termination is invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger. On April 30, 2018, the defendants filed a verified counterclaim alleging that, due primarily to purported data integrity deficiencies at Akorn, the Company had breached representations and warranties and covenants in the Merger Agreement, and that it had experienced a material adverse effect. The verified counterclaim seeks, among other things, a declaration that defendants’ purported termination of the Merger Agreement was valid and that defendants are not obligated to consummate the transaction.

Following expedited discovery, from July 9 to 13, 2018, the Court of Chancery held a trial on the parties’ claims (collectively, the “Delaware Action”). At the conclusion of trial, the Court of Chancery ordered post-trial briefing, which is scheduled to be completed on August 20, 2018. The Court has scheduled a post-trial hearing for August 23, 2018. Akorn expects to receive the Court’s ruling after the post-trial hearing. Any decision by the Court of Chancery will be subject to a potential appeal to the Delaware Supreme Court.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed on February 28, 2018.

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

Going Concern: In connection with the preparation of the financial statements as of and for the six month period ended June 30, 2018, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

[9]

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents. At June 30, 2018 and December 31, 2017, approximately $0.8 million and $1.8 million, respectively, of cash held by AIPL was restricted, and was reported within prepaid expenses and other current assets.

The following table sets forth the components of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows for the six month periods ended June 30, 2018 and 2017 (in thousands):

Cash, Cash Equivalents, and Restricted Cash	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$296,782	$322,742
Restricted cash	837	2,381
Total cash, cash equivalents, and restricted cash	$297,619	$325,123

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

[10]

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

For the three month period ended June 30, 2018, the Company incurred a chargeback provision of $222.5 million, or 43.8% of gross sales of $507.8 million, compared to $237.3 million, or 41.8% of gross sales of $567.1 million in the prior year period. We note that the dollar decrease and percent increase in the comparative period was the result of gross sales decreases and product mix shifts to products with higher chargeback expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 480 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.5 million or decrease the chargeback reserve by $2.6 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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

The allowances for rebates, administrative fees and others further takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease, a shelf-stock adjustment credit may be given for product remaining in customer’s inventories at the time of the price reduction and is reserved at the point of sale. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

Similar to rebates, the reserve for administrative fees and others represents those amounts processed related to contracts and other fee programs which have been in place with certain entities, but they are settled through cash payment to these entities and accordingly are accounted for as a current liability. Otherwise, administrative fees and others operate similarly to rebates.

For the three month period ended June 30, 2018, the Company incurred rebates, administrative and others fees of $75.1 million, or 14.8% of gross sales of $507.8 million, compared to $109.8 million, or 19.4% of gross sales of $567.1

[11]

million in the prior year period. We note that the dollar and percent decreases from the comparative period were the result of gross sales decreases and product mix shifts to products with lower rebates, administrative fees and others expense percentages. Additionally, a change in contractual terms with a major customer in the first quarter of 2018 resulted in a decrease in rebates, which is also a contributing factor in the variances between the two periods compared. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 480 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by $0.1 million or decrease the same reserve by $0.5 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended June 30, 2018, the Company incurred a return provision of $6.1 million, or 1.2% of gross sales of $507.8 million, compared to $8.1 million, or 1.4% of gross sales of $567.1 million in the prior year period. We note that the dollar and percent decreases in the comparative period was the result of gross sales decreases and product mix shifts to products with lower return rates. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could decrease the return rate as typically the Company purchases smaller entities with less contracting power; and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average one month change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $1.5 million or decrease of $1.6 million in return reserve expense if the lag increases or decreases, respectively. The average one month change in the lag from the time of sale to the time the product return is processed was determined based on the average variances of the last six-month historical activities. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

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

[12]

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

Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21%, among others. We are

[13]

required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities. The Company’s foreign subsidiaries do not have accumulated earnings that can be distributed; therefore, the provisions of the Act related to the repatriation of foreign earnings are not applicable to the Company at December 31, 2017 or June 30, 2018. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 14 — Income Taxes for more information.

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$296,782	$296,782	$—	$—
Nicox stock with lockup provisions	29	—	—	29
Total assets	$296,811	$296,782	$—	$29

Purchase consideration payable	$201	$—	$—	$201
Total liabilities	$201	$—	$—	$201

[14]

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$368,119	$368,119	$—	$—
Nicox stock with lockup provisions	35	—	—	35
Total assets	$368,154	$368,119	$—	$35

Purchase consideration payable	$3,901	$—	$—	$3,901
Total liabilities	$3,901	$—	$—	$3,901

As of June 30, 2018, the purchase consideration payable balance is attributed to a supply obligation related to one of our divested products.

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

Note 3 — Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants.  On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Under the Omnibus Plan, 8.0 million shares of the Company’s common stock were made available for issuance pursuant to equity awards. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan (the "2014 Plan"), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016. The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), or various other instruments to directors, employees and consultants.  Following shareholder approval of the Omnibus Plan, no new awards could be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms. As of June 30, 2018, there were approximately 3.7 million stock options and 0.2 million RSU shares outstanding under the 2014 Plan. The 2014 Plan had replaced the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013. As of June 30, 2018, approximately sixteen thousand stock options were outstanding under the 2003 Plan.

Under the Omnibus Plan, 2.0 million RSUs have been granted to employees and directors, of which approximately 0.2 million have vested and been released, and 0.1 million have been forfeited, leaving 1.7 million RSUs outstanding as of June 30, 2018. No stock options have been granted under the Omnibus Plan. As of June 30, 2018, approximately 6.1 million shares remain available for future award grants under the Omnibus Plan.

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

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s share-based compensation expense for the three and six month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$2,477	$2,956	$5,636	$6,270
Employee stock purchase plan	—	275	—	537
Restricted stock units	3,468	1,904	5,817	3,037
Total stock-based compensation expense	$5,945	$5,135	$11,453	$9,844

Stock Option awards

From time to time, the Company has granted stock option awards to certain employees, executives and directors. No stock options were granted in 2018. Set forth in the following table are the weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Company's equity compensation plans during the six month period ended June 30, 2017, along with the weighted-average grant date fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	—%	—%	—%	50%
Expected life (in years)	—	—	—	4.8
Risk-free interest rate	—%	—%	—%	1.75%
Dividend yield	—	—	—	—
Fair value per stock option	$—	$—	$—	$9.25
Forfeiture rate	—%	—%	—%	8%

The table below sets forth a summary of stock option activity within the Company’s stock-based compensation plans for the six month period ended June 30, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2017	4,053	$28.95	4.56	$21,459
Granted	—	—
Exercised	(22)	24.99
Forfeited	(298)	24.76
Outstanding at June 30, 2018	3,733	$29.30	4.04	$—
Exercisable at June 30, 2018	2,164	$30.08	3.44	$—

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

[16]

During the three month period ended June 30, 2018, no stock options were exercised, while during the six month period ended June 30, 2018, approximately twenty-two thousand stock options were exercised resulting in cash payments to the Company of $0.5 million. These stock option exercises generated tax deductible expense of $0.2 million. During the three and six month periods ended June 30, 2017, 0.4 million and 0.5 million stock options were exercised resulting in cash payments to the Company of $5.9 million and $7.1 million, respectively. These stock option exercises generated tax deductible expense of $6.1 million and $6.9 million, respectively.

Restricted Stock Unit awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. The majority of the grants to employees and executives are pursuant to the Company's Long-Term Incentive Plans (the "LTIPs"), which call for annual grants of RSUs to all eligible employees and executives. The RSU awards vest 25% per year on each of the first four anniversaries of the grant date. All RSUs are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grant. During the six month period ended June 30, 2018, the Company granted 1.3 million RSUs to certain employees, executives and directors.

Set forth below is a summary of unvested RSU activity during the six month period ended June 30, 2018:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2017	888	$32.56
Granted	1,308	$19.28
Vested	(170)	$32.40
Forfeited	(63)	$25.09
Unvested at June 30, 2018	1,963	$23.96

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

[17]

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying condensed consolidated statements of comprehensive (loss) income. Additionally, with the exception of administrative fees and others, which is included as a current liability, the ending reserve balances are included in trade accounts receivable, net in the Company’s condensed consolidated balance sheets.

Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Gross accounts receivable	$375,051	$378,759
Less reserves for:
Chargebacks (1)	(68,289)	(73,984)
Rebates (1)	(67,766)	(111,945)
Product returns	(40,737)	(41,687)
Discounts and allowances	(8,215)	(7,779)
Advertising and promotions	(2,118)	(1,301)
Doubtful accounts	(608)	(680)
Trade accounts receivable, net	$187,318	$141,383

(1) The reductions in the Chargebacks and Rebates balances as of June 30, 2018 when compared to the December 31, 2017 balance were primarily due to payment timing, product mix, customer mix and lower wholesaler inventory. Additionally, a change in contractual terms with a major customer in the first quarter of 2018 resulted in an increase in chargebacks and a decrease in rebates, which is also a contributing factor in the variances between the two periods compared.

For the three and six month periods ended June 30, 2018 and 2017, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross sales	$507,819	$567,112	$1,028,352	$1,247,647
Less adjustments for:
Chargebacks (1)	(222,482)	(237,275)	(446,445)	(517,437)
Rebates, administrative and other fees (1)	(75,094)	(109,760)	(167,374)	(234,138)
Product returns	(6,133)	(8,116)	(13,254)	(16,533)
Discounts and allowances	(9,946)	(10,830)	(20,183)	(23,752)
Advertising, promotions and others	(3,220)	(1,991)	(6,089)	(3,227)
Revenues, net	$190,944	$199,140	$375,007	$452,560

(1) The decreases in chargebacks and rebates, administrative and other fees for the three and six month periods ended June 30, 2018 as compared to the same periods in 2017, were primarily due to volume declines as well as product mix and customer mix.
Note 5 — Inventories, Net

The components of inventories are as follows (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$84,594	$79,226
Work in process	15,053	15,447
Raw materials and supplies	91,394	88,895
Inventories, net	$191,041	$183,568

[18]

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory at June 30, 2018 and December 31, 2017 was reported net of these reserves of $33.5 million and $34.4 million, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Land and land improvements	$17,578	$17,846
Buildings and leasehold improvements	113,632	106,316
Furniture and equipment	225,203	202,897
Sub-total	356,413	327,059
Accumulated depreciation	(143,750)	(130,814)
Property, plant and equipment in service, net	$212,663	$196,245
Construction in progress	116,246	117,173
Property, plant and equipment, net	$328,909	$313,418

At June 30, 2018 and December 31, 2017, property, plant and equipment, net, with a net carrying value of $86.0 million and $82.8 million, respectively, was located outside the United States.

During the six month period ended June 30, 2018, the increase in Property, Plant and Equipment is due primarily to spending on equipment for compliance with the Drug Supply Chain Security Act ("DSCSA") requirements and expansion initiatives at our Decatur and Somerset manufacturing plants.

At June 30, 2018, the Company had $116.2 million of assets under construction which consisted primarily of investment in building expansions, equipment, and compliance with DSCSA. Depreciation will begin on these assets once they are placed into service. These projects are expected to be completed in 2018 and 2019. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded in 2018 or 2017.

The Company recorded depreciation expense of $7.0 million and $5.8 million during the three month periods ended June 30, 2018 and 2017, respectively, and $14.1 million and $11.2 million during the six month periods ended June 30, 2018 and 2017, respectively.

Note 7 — Goodwill and Other Intangible Assets, Net

Intangible assets consist primarily of Goodwill, which is carried at its initial value, subject to evaluation for impairment, In-Process Research and Development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, ranging from one to thirty years.

During the six month periods ended June 30, 2018 and 2017, accumulated amortization of intangible assets was $244.9 million and $220.6 million, respectively. The Company recorded amortization expense of $13.2 million and $15.5 million during the three month periods ended June 30, 2018 and 2017, respectively, and $26.4 million and $31.0 million during the six month periods ended June 30, 2018 and 2017, respectively.

The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows, and records any impairment expenses in the Consolidated Statements of Comprehensive (Loss) Income. If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its

[19]

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

During the three month period ended June 30, 2018, seven IPR&D projects were impaired primarily due to the anticipated market conditions and competition upon launch, resulting in impairment expenses of $61.6 million, while during the three month period ended June 30, 2017, the Company recognized impairment expense of $3.2 million for one product primarily due to market conditions upon launch. Additionally, during the three month period ended June 30, 2018, three product licensing rights were impaired due to market conditions, resulting in impairment expenses of $2.9 million; of which, $1.3 million was recorded to R&D expenses, compared to impairments of $4.7 million on two product licensing rights during the comparative prior year period.

During the six month period ended June 30, 2018, ten IPR&D projects were impaired primarily due to anticipated market conditions and competition upon launch, resulting in impairment expenses of $79.5 million, while in the comparative prior year period, the Company recognized impairment expenses of $3.4 million for three products primarily due to market conditions upon launch. Additionally, during the six month period ended June 30, 2018, five product licensing rights were impaired due to market conditions resulting in impairment expenses of $3.9 million; of which, $1.8 million was recorded to R&D expenses, compared to impairments of $4.7 million on two product licensing rights during the comparative prior year period.

The following table provides a summary of the activity in goodwill by segment for the six month period ended June 30, 2018 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2017	$16,717	$268,593	$285,310
Currency translation adjustments	—	(1,195)	(1,195)
Acquisitions	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Balances at June 30, 2018	$16,717	$267,398	$284,115

The following table sets forth the major categories of the Company’s intangible assets as of June 30, 2018 and December 31, 2017, and the weighted average remaining amortization period as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

[20]

	Gross Amount	Accumulated Amortization	Reclass-ifications	Gross Impairment	Net Balance	Wtd Avg Remaining Amortization Period (years)
June 30, 2018
Product licensing rights	$607,939	$(229,970)	$5,300	$(4,375)	$378,894	9.0
IPR&D	149,161	—	(5,300)	(79,473)	64,388	N/A - Indefinite lived
Trademarks	16,000	(5,840)	—	—	10,160	17.6
Customer relationships	4,225	(2,188)	—	—	2,037	7.8
Other intangibles	11,235	(6,902)	—	—	4,333	5.7
	$788,560	$(244,900)	$—	$(83,848)	$459,812
December 31, 2017
Product licensing rights	$747,106	$(205,549)	$—	$(139,217)	$402,340	9.8
IPR&D	173,757	—	—	(24,596)	149,161	N/A - Indefinite lived
Trademarks	16,000	(5,376)	—	—	10,624	17.8
Customer relationships	4,225	(2,058)	—	—	2,167	8.3
Other intangibles	11,235	(6,043)	—	—	5,192	5.7
	$952,323	$(219,026)	$—	$(163,813)	$569,484

Note 8 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., the Company entered into two term loan agreements (the “Term Loans”) with certain lenders and with JPMorgan Chase Bank, N.A., as administrative agent. The aggregate principal amount financed was $1,045.0 million. As of June 30, 2018, outstanding debt under the Term Loans was $831.9 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities. The Term Loans are scheduled to mature in 2021.

During the three and six month periods ended June 30, 2018, the Company amortized $1.3 million and $2.5 million, respectively of the deferred financing cost related to the Term Loans, resulting in $14.0 million remaining balance of deferred financing costs at June 30, 2018. The Company will amortize this balance using the straight-line method over the life of the Term Loan Agreements.

Subsequent to November 13, 2015, interest accrues based at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans, and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the Term Loans, the Company's spread will be based upon the Ratings Level applicable on such date as documented below. As of June 30, 2018, the Company was a Ratings Level II for the Existing Term Loan Facility.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended June 30, 2018 and 2017, the Company recorded interest expense of $13.6 million and $11.1 million, respectively, in relation to the Term Loans, while for the six month periods ended June 30, 2018 and 2017, the Company recorded interest expense of $25.9 million and $22.0 million, respectively in relation to the Term Loans.

JPMorgan Credit Facility

[21]

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).

As of June 30, 2018, the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At June 30, 2018, there were no outstanding borrowings under the JPM Revolving Facility, and availability was $135.0 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

Debt Maturities Schedule

Aggregate cumulative maturities of long-term obligations (including the Term Loans and the JPM Revolving Facility) as of June 30, 2018 are:

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

A reconciliation of the (loss) earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(87,984)	$2,537	$(116,731)	$43,564
Net (loss) income per share:
Basic	$(0.70)	$0.02	$(0.93)	$0.35
Diluted	$(0.70)	$0.02	$(0.93)	$0.35
Shares used in computing net (loss) income per share:
Weighted average basic shares outstanding	125,332	124,660	125,286	124,541
Dilutive securities:
Stock option and unvested RSUs	—	534	—	314
Total dilutive securities	—	534	—	314
Weighted average diluted shares outstanding	125,332	125,194	125,286	124,855

Shares subject to stock options omitted from the calculation of (loss) income per share as their effect would have been anti-dilutive	3,842	2,268	3,815	3,991

Note 10 — Segment Information

[22]

During the three and six month periods ended June 30, 2018 and 2017, the Company reported results for the following two reportable segments:

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

Selected financial information by reportable segment is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net:
Prescription Pharmaceuticals	$172,163	$182,645	$336,464	$420,024
Consumer Health	18,781	16,495	38,543	32,536
Total revenues, net	190,944	199,140	375,007	452,560

Gross Profit:
Prescription Pharmaceuticals	73,286	95,906	146,794	236,862
Consumer Health	7,993	6,863	16,713	14,676
Total gross profit	81,279	102,769	163,507	251,538

Operating expenses	172,845	88,495	280,488	162,851

Operating (loss) income	(91,566)	14,274	(116,981)	88,687
Other expenses, net	(12,690)	(7,524)	(23,302)	(16,611)

(Loss) Income before income taxes	$(104,256)	$6,750	$(140,283)	$72,076

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

[23]

The following table sets forth the Company’s net revenues by geographic region for the three and six month periods ended June 30, 2018 and 2017. The Domestic region represents sales within the United States of America and its territories while the Foreign region represents sales within all other countries and territories (dollar amounts in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Region	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Domestic	$186,726	97.8%	$193,314	97.1%	$367,740	98.1%	$439,018	97.0%
Foreign	4,218	2.2%	5,826	2.9%	7,267	1.9%	13,542	3.0%
Total Revenues	$190,944	100.0%	$199,140	100.0%	$375,007	100.0%	$452,560	100.0%

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

The Company did not repurchase any shares during the six month period ended June 30, 2018. In aggregate, over the life of the Stock Repurchase Program, the Company repurchased 1.8 million shares at an average purchase price of $24.89. As of June 30, 2018, the Company had $155.0 million remaining under the repurchase authorization.

Companies incorporated under Louisiana law are subject to the Louisiana Business Corporation Act ("LBCA"). Provisions of the LBCA eliminate the concept of treasury stock and require that shares repurchased by a company are to be treated as authorized but unissued shares instead of treasury stock. As a result, all stock repurchases are presented as a reduction to issued and outstanding shares of common stock.

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

The table below summarizes contingent, potential milestone payments that would become due to strategic partners in the years 2018 and beyond, assuming all such contingencies occur (in thousands):

[24]

Year ending December 31,	Milestone Payments
2018	$6,124
2019	8,314
2020	5,070
2021 and Beyond	950
Total	$20,458

Legal Proceedings

The Company is a party to legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management of the Company believes that the ultimate disposition of such proceedings and exposure will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. Set forth below are material updates to other legal proceedings of the Company.

Shareholder and Derivative Litigation Related to the Merger

As previously disclosed, on May 2, 2017, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, captioned Robert J. Shannon, Jr. v. Fresenius Kabi AG, et al., Case No. 2017-CH-06322. The Shannon Action sought, among other things, to enjoin the transactions contemplated by the merger agreement or, in the alternative, to recover monetary damages. On April 30, 2018, the Circuit Court of Cook County, Illinois, County Department, Chancery Division granted the voluntary dismissal without prejudice of the Shannon Action pursuant to the plaintiff’s motion for dismissal.

On March 8, 2018, a purported shareholder of the Company filed a putative class action complaint entitled Joshi Living Trust v. Akorn, Inc. et al., in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint names as defendants the Company, Chief Executive Officer Rajat Rai, Chief Financial Officer Duane Portwood and Chief Accounting Officer Randall Pollard. The complaint alleges that defendants made materially false or misleading statements and/or material omissions by failing to disclose sooner the existence of investigations into data integrity at the Company. The Complaint seeks, among other things, an award of damages, attorneys’ fees and expenses. The Company disputes these claims. On May 24, 2018, the Court ordered that the lead plaintiff file an amended complaint not later than September 5, 2018, that defendants respond to the amended complaint by November 5, 2018. On May 31, 2018, the Court issued an order appointing Gabelli & Co. Investment Advisors, Inc. and Gabelli Funds, LLC as lead plaintiffs pursuant to the Private Securities Litigation Reform Act (“PSLRA”), and approving their selection of lead counsel and liaison counsel. On June 14, 2018, lead plaintiffs filed a motion to lift the PSLRA stay of discovery. On June 22, 2018, the Company filed a memorandum in opposition to the motion to lift the PSLRA stay. On June 26, 2018, the Court denied the motion to lift the PSLRA stay, subject to entry of a preservation order.

Additional Litigation Related to the Merger

On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement.  On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment.  The complaint alleges, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of actions designed to hamper and ultimately block the Merger and (iii) Akorn has performed its obligations under the Merger Agreement, and is ready, willing and able to close the Merger.  The complaint seeks, among other things, a declaration that Fresenius Kabi AG's termination is invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger. On April 30, 2018, the defendants filed a verified counterclaim alleging that, due primarily to purported data integrity deficiencies at Akorn, the Company had breached representations and warranties and covenants in the Merger Agreement, and that it had experienced a material adverse effect. The verified counterclaim seeks, among other things, a declaration that defendants’ purported termination of the Merger Agreement was valid and that defendants are not obligated to consummate the transaction.

[25]

Following expedited discovery, from July 9 to 13, 2018, the Court of Chancery held a trial on the parties’ claims (collectively, the “Delaware Action”). At the conclusion of trial, the Court of Chancery ordered post-trial briefing, which is scheduled to be completed on August 20, 2018. The Court has scheduled a post-trial hearing for August 23, 2018. Akorn expects to receive the Court’s ruling after the post-trial hearing. Any decision by the Court of Chancery will be subject to a potential appeal to the Delaware Supreme Court.

Other Matters
As previously disclosed in various reports filed with the SEC, on March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., et al., in the federal district court of Northern District of Illinois, No. 15-cv-1944.  The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmaceutical Co., Inc. and VersaPharm, Inc.  A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15-cv-3921, was filed on May 4, 2015 making similar allegations.  On August 24, 2015, the two cases were consolidated and a lead plaintiff appointed in In re Akorn, Inc. Securities Litigation.   On July 5, 2016, the lead plaintiff group filed a consolidated amended complaint making similar allegations against the Company and an officer and former officer of the Company. The consolidated amended complaint seeks damages on behalf of the putative class. On August 9, 2016, the defendants filed a motion to dismiss the case. On March 6, 2017, the court denied the motion to dismiss and the defendants subsequently filed an answer to the consolidated amended complaint on March 27, 2017. On October 3, 2017, the parties informed the court that they had reached a settlement in principle of the litigation. In December 2017, following the court's order preliminarily approving the class plaintiffs’ proposed settlement for $24 million, the Company paid $5.0 million and its insurers paid $19.0 million. The court granted final approval of the settlement, reduced plaintiffs’ counsel’s request for attorney fees, and closed the case on June 5, 2018.
The Louisiana Attorney General filed suit, Number 624,522, State of Louisiana v. Abbott Laboratories, Inc., et al., in the Nineteenth Judicial District Court, Parish of East Baton Rouge, Louisiana state court, including Hi-Tech Pharmacal and other defendants. Louisiana’s complaint alleges that the defendants violated Louisiana state laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and DESI products that were allegedly ineligible for reimbursement. The defendants filed exceptions of no cause of action and no right of action in response to Louisiana’s amended complaint resulting in a judgment entered on October 2, 2015, which dismissed all of Louisiana’s claims. Louisiana sought appellate review of the court’s decision. On October 21, 2016, the First Circuit Court of Appeal affirmed the trial court’s judgment in part, reversed it in part, and remanded the case for further proceedings.  On December 22, 2016, the First Circuit denied Louisiana’s application for rehearing with respect to the First Circuit’s affirmance. On January 20, 2017, Louisiana filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision affirming the trial court’s judgment.  On January 23, 2017, the defendants filed an application for certiorari in the Louisiana Supreme Court as to the portion of the First Circuit’s decision reversing the trial court’s judgment. On March 13, 2017, the Louisiana Supreme Court denied both writ applications. On May 11, 2017, the defendants filed an exception of no cause of action in response to Louisiana’s amended complaint, which seeks the dismissal of Louisiana’s two remaining statutory claims. In a judgment entered on August 9, 2017, the trial court sustained defendants’ exception of no cause of action with respect to Louisiana’s claim under Louisiana’s Medicaid fraud statute.  The trial court issued a further judgment on October 3, 2017, holding that for the one remaining claim, brought under Louisiana’s unfair trade practices claim, Louisiana could not seek civil penalties for conduct pre-dating June 2, 2006.  The defendants filed an application for supervisory writs with the Court of Appeal for the First Circuit on October 24, 2017, seeking reversal of the trial court’s denial of their no cause of action exception with respect to the unfair trade practices claim, which would completely dismiss the case.  After the defendants’ refiled the writ to cure a procedural defect, the First Circuit denied the writ on July 24, 2018.
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

Data Integrity Investigations

[26]

As previously disclosed in various reports filed with the SEC, the Company and Fresenius Kabi AG, with the assistance of outside consultants, have been investigating alleged breaches of FDA data integrity requirements relating to product development at the Company.  The Company has informed the FDA regarding the investigations and will continue to update the FDA as they proceed. Although Fresenius has sought to rely on purported data integrity deficiencies at Akorn as a basis to terminate the Merger Agreement, to date, the Company’s investigation has not found any facts that would result in a material impact on Akorn’s operations and the Company does not believe such investigations should affect the closing of the transaction with Fresenius.

Note 13 — Customer, Supplier and Product Concentration

Customer Concentration

In the three and six month periods ended June 30, 2018 and 2017, a significant portion of the Company’s gross and net revenues reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of June 30, 2018 and December 31, 2017 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) collectively referred to herein as the “Big 3 Wholesalers”, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other individual customer accounted for 10% or more of gross sales, net revenue or gross trade receivables for the indicated dates and periods. If sales to the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. Further, the Company is subject to credit risk from its accounts receivable, more heavily weighted to the Big 3 Wholesalers, but as of and for the three and six month periods ended June 30, 2018 and 2017, the Company has not experienced significant losses with respect to its collection of these gross accounts receivable balances.

The following table sets forth the percentage of the Company's gross accounts receivable attributable to the Big 3 Wholesalers as of June 30, 2018 and December 31, 2017:

Big 3 Wholesalers combined:	June 30, 2018	December 31, 2017
Percentage of gross trade accounts receivable	87%	86%

The following table sets forth the percentage of the Company’s gross sales attributable to the Big 3 Wholesalers for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Big 3 Wholesalers combined:	2018	2017	2018	2017
Percentage of gross sales	83%	81%	83%	80%

[27]

The following table sets forth the Company’s net revenues disaggregated by major customers for the three and six month periods ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Disaggregation of net revenues by major customers	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Amerisource	$39,256	20.6%	$39,654	19.9%	$77,211	20.6%	$83,591	18.5%
Cardinal	29,861	15.6%	33,260	16.7%	57,051	15.2%	82,228	18.2%
McKesson	43,128	22.6%	50,749	25.5%	96,349	25.7%	120,460	26.6%
Big 3 Wholesalers combined	112,245	58.8%	123,663	62.1%	230,611	61.5%	286,279	63.3%
All Others	78,699	41.2%	75,477	37.9%	144,396	38.5%	166,281	36.7%
Total Revenues	190,944	100.0%	199,140	100.0%	375,007	100.0%	452,560	100.0%

Sales to the Big 3 Wholesalers primarily represent purchases of products in the Prescription Pharmaceuticals segment and generate the majority of the Prescription Pharmaceuticals segment revenue. The Prescription Pharmaceuticals segment revenue represents 90.2% and 91.7% of the consolidated net revenue for three month periods ended June 30, 2018 and 2017, respectively, while during six month periods ended June 30, 2018 and 2017, the Prescription Pharmaceuticals segment revenue represents 89.7% and 92.8% of the consolidated net revenue, respectively. Chain pharmacies are the major customers in the Consumer Health segment. For more information, see Note 10 — Segment Information.

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

No individual supplier represented 10% or more of the Company’s purchases in the three and six month periods ended June 30, 2018 or 2017.

Product Concentration

In the three and six month periods ended June 30, 2018, none of the Company's products represented 10% or more of its total net revenue. In the three month period ended June 30, 2017, none of the Company's products represented 10% or more of its total net revenue, while Ephedrine Sulfate Injection represented approximately 13% of the Company's total net revenue in the six month period ended June 30, 2017. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing portfolio.

Note 14 — Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21%, requires companies

[28]

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

The following table sets forth information about the Company’s income tax (benefit) provision for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Loss) Income before income taxes	$(104,256)	$6,750	$(140,283)	$72,076
Income tax (benefit) provision	(16,272)	4,213	(23,552)	28,512
Net (loss) income	$(87,984)	$2,537	$(116,731)	$43,564

Income tax (benefit) provision as a percentage of (loss) income before income taxes	15.6%	62.4%	16.8%	39.6%

During the three and six month periods ended June 30, 2018, the Company recorded an income tax benefit of $16.3 million and $23.6 million, or 15.6% and 16.8%, of (loss) before income tax in the applicable periods, respectively, while during the three and six month periods ended June 30, 2017, the Company recorded an income tax provision of $4.2 million and $28.5 million, or 62.4% and 39.6% of income before income tax in the applicable periods, respectively. The decreases in the income tax rate as a percentage of (loss) income before income tax for the three and six month periods ended June 30, 2018 as compared to the same periods in 2017, were principally the result of the enactment of the Tax Act in December 2017, and the incurrence of non-deductible fees in connection with the Delaware Action. The Company used the discrete method to calculate the quarterly provision.

As of June 30, 2018, the Company could not conclude that it was more likely than not that tax benefits from certain foreign net operating losses would be realized.  Accordingly, as of the six month period ended June 30, 2018, the Company increased its valuation allowance to $11.9 million for certain of the losses at its Indian subsidiary and the entire amount of the loss at its Swiss subsidiary, compared to a valuation allowance of $10.5 million as of December 31, 2017.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $25.5 million related to uncertain tax positions as of June 30, 2018.  If recognized, $2.9 million of the above positions will impact the Company’s effective rate, while the remaining $22.6 million would result in adjustments to the Company’s deferred taxes. The Company accounts for interest and penalties as income tax expense. During the six month period ended June 30, 2018, the Company recorded no penalties and $0.7 million interest related to unrecognized tax benefits. As of June 30, 2018, the Company had an accrual balance of $8.9 million and $6.7 million of penalties and interest, respectively.

Note 15 – Related Party Transactions

[29]

In 2018 and 2017, the Company obtained legal services from Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder. During the three month periods ended June 30, 2018 and 2017, the Company obtained legal services totaling $1.1 million and $0.2 million, respectively. During the six months period ending, June 30, 2018 and 2017, the Company obtained legal services totaling $1.7 million and $0.6 million, of which $1.1 million and $0.3 million was payable as of June 30, 2018 and 2017, respectively.

During the three month periods ended June 30, 2018 and 2017, the Company also obtained and paid legal services totaling $0.2 million and $0.1 million, respectively, to Segal McCambridge Singer & Mahoney, a firm for which the brother in law of the Company's Executive Vice President, General Counsel and Secretary is a partner, and during the six months period ending, June 30, 2018 and 2017, the Company obtained and paid legal services totaling $0.4 million and $0.3 million to the same firm.

Note 16 – Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under this ASU, an entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company believes that the adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

In February 2016, FASB issued ASU No. 2016-02 - Leases, which establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year.  ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. Upon adoption, operating leases will be reported on the statement of financial position as gross-up assets and liabilities. The Company has begun evaluating and planning for adoption and implementation of this ASU, including reviewing all material leases, the ASU practical expedient guidelines, current accounting policy elections, and assessing the overall financial statement impact. We expect this ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is currently being evaluated. The impact of this ASU is non-cash in nature and is not expected to affect the Company’s cash flows.

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

[30]

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

In March 2017, the FASB issued ASU No. 2017-07, — Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60- 35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those 3 annual periods. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Disclosure that the practical expedient was used is required. The standard was adopted on January 1, 2018, and did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.
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

[31]

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on February 28, 2018, in our Form 10-Q filed on May 2, 2018, and in this Form 10-Q, which include, but are not limited to, the following items:

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

[32]

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

•
The FDA may require us to stop marketing certain unapproved drugs (non-application drugs marketed prior to the 1962 Amendments of the FDC Act), which could have a material adverse effect on our business, financial position and results of operations

•
Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results

•	Third parties may claim that we infringe on their proprietary rights and may prevent or delay us from manufacturing and selling some of our new products

•	We may need to obtain additional capital to continue to grow our business

•	Our indebtedness reduces our financial and operating flexibility

•	We may not generate cash flow sufficient to pay interest and make required principal repayments on our Term Loans

[33]

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

[34]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive (Loss) Income and our segment reporting information for the three and six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$172,163	90.2%	$182,645	91.7%	$336,464	89.7%	$420,024	92.8%
Consumer Health	18,781	9.8%	16,495	8.3%	38,543	10.3%	32,536	7.2%
Total revenues, net	190,944	100.0%	199,140	100.0%	375,007	100.0%	452,560	100.0%
Gross profit:
Prescription Pharmaceuticals	73,286	42.6%	95,906	52.5%	146,794	43.6%	236,862	56.4%
Consumer Health	7,993	42.6%	6,863	41.6%	16,713	43.4%	14,676	45.1%
Total gross profit	81,279	42.6%	102,769	51.6%	163,507	43.6%	251,538	55.6%
Operating expenses:
SG&A expenses	83,694	43.8%	53,981	27.1%	146,677	39.1%	101,564	22.4%
Acquisition-related costs	64	—%	76	—%	75	—%	87	—%
R&D expenses	74,271	38.9%	15,876	8.0%	105,238	28.1%	27,167	6.0%
Amortization of intangible assets	13,182	6.9%	15,504	7.8%	26,372	7.0%	30,975	6.8%
Impairment of intangible assets	1,634	0.9%	3,058	1.5%	2,126	0.6%	3,058	0.7%
Operating (loss) income	$(91,566)	(48.0)%	$14,274	7.2%	$(116,981)	(31.2)%	$88,687	19.6%
Other expense, net	(12,690)	(6.6)%	(7,524)	(3.8)%	(23,302)	(6.2)%	(16,611)	(3.7)%
(Loss) Income before income taxes	(104,256)	(54.6)%	6,750	3.4%	(140,283)	(37.4)%	72,076	15.9%
Income tax provision	(16,272)	(8.5)%	4,213	2.1%	(23,552)	(6.3)%	28,512	6.3%
Net (loss) income	$(87,984)	(46.1)%	$2,537	1.3%	$(116,731)	(31.1)%	$43,564	9.6%

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Net revenue was $190.9 million for the three month period ended June 30, 2018, representing a decrease of $8.2 million, or 4.1%, as compared to net revenue of $199.1 million for the three month period ended June 30, 2017. The decrease in net revenue in the period was primarily due to $12.2 million decline in organic revenue that was partially offset by $5.9 million net revenue increase in new products and product relaunches. The $12.2 million decline in organic revenue was due to approximately $7.0 million, or 3.5%, and $5.2 million, or 2.6%, in price and volume declines, respectively. The organic revenue decline was principally due to the effect of competition on Nembutal and Ephedrine Sulfate Injection that were partially offset by revenue increase in Myorisan.

The Prescription Pharmaceuticals segment revenue of $172.2 million for the three month period ended June 30, 2018 represented a decrease of $10.5 million, or 5.7%, as compared to revenue of $182.6 million for the three month period ended June 30, 2017.

[35]

The Consumer Health segment revenue of $18.8 million for the three month period ended June 30, 2018 represented an increase of $2.3 million, or 13.9%, as compared to revenue of $16.5 million for three month period ended June 30, 2017. The $2.3 million increase in revenue is primarily attributed to the TheraTears® direct-to-consumer ("DTC") advertising campaign.

The net revenue for the three month period ended June 30, 2018 of $190.9 million was net of adjustments totaling $316.9 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended June 30, 2018 were $222.5 million, or 43.8% of gross sales, compared to $237.3 million, or 41.8% of gross sales for the three month period ended June 30, 2017.  The $14.8 million decrease in chargeback expense was due to lower gross sales in the current period as compared to prior year same period. Rebates, administrative fees and other expenses for the three month period ended June 30, 2018 were $75.1 million, or 14.8% of gross sales, compared to $109.8 million, or 19.4% for three month period ended June 30, 2017. The $34.7 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines as well as product mix and customer mix. Our product returns provision for the three month period ended June 30, 2018 was $6.1 million, or 1.2% of gross sales, compared to $8.1 million, or 1.4% of gross sales for the three month period ended June 30, 2017.  Discounts and allowances were $9.9 million or 2.0% of gross sales for the three month period ended June 30, 2018, compared to $10.8 million, or 1.9% of gross sales for the three month period ended June 30, 2017. Advertisement and promotion expenses were $3.2 million or 0.6% of gross sales for the three month period ended June 30, 2018, compared to $2.0 million, or 0.4% of gross sales for the three month period ended June 30, 2017.

Consolidated gross profit for the quarter ended June 30, 2018 was $81.3 million, or 42.6% of net revenue, compared to $102.8 million, or 51.6% of net revenue, in the corresponding prior year quarter. The decline in the gross profit percentage was principally due to unfavorable product mix shifts primarily driven by the effect of competition on Ephedrine Sulfate Injection and Nembutal, as well as increased operating costs at our manufacturing facilities.

Total operating expenses were $172.8 million in the three month period ended June 30, 2018, an increase of $84.3 million, or 95.3%, from the prior year quarter amount of $88.5 million. The $84.3 million increase was primarily driven by approximately $58.4 million and $29.7 million increases in Research and development (“R&D”) expenses and Selling, general and administrative (“SG&A”), respectively that were partially offset by a decrease of $2.3 million in Amortization of intangibles. The following is a discussion of the main drivers of the increase:

R&D expenses were $74.3 million in the three month period ended June 30, 2018, an increase of $58.4 million or 367.8% over the prior year quarter amount of $15.9 million.  The $58.4 million increase was primarily due to IPR&D impairments of $61.6 million in the three month period ended June 30, 2018 compared to IPR&D impairments of $3.2 million in the three month period ended June 30, 2017.

SG&A expenses were $83.7 million in the three month period ended June 30, 2018, an increase of $29.7 million, or 55.0%, from the prior year quarter amount of $54.0 million. The primary drivers of the $29.7 million increase were $23.7 million legal expenses attributed to the Delaware Action and $12.4 million expenses related to the data integrity assessment projects.

Non-operating expenses were $12.7 million in the three month period ended June 30, 2018, an increase of $5.2 million, or 68.7%, from the comparative prior year period amount of $7.5 million. The $5.2 million increase was primarily driven by $2.6 million income attributed to receipt and subsequent sale of the Nicox securities that the Company received as a milestone payment in the second quarter of 2017, and $1.7 million increase in interest expense during the three month period ended June 30, 2018 compared to the same period in 2017.

For the three month period ended June 30, 2018, we recorded an income tax benefit of approximately $16.3 million on our net loss before income taxes of $104.3 million, which represented an effective tax benefit rate of 15.6%.  In the prior year quarter ended June 30, 2017, our income tax provision was $4.2 million based on an effective tax provision rate of 62.4%. The decrease in the income tax rate as a percentage of (loss) income before income tax for the quarter ended June 30, 2018 as compared to the same period in 2017, was principally the result of the enactment of the Tax Act in December 2017, and the incurrence of non-deductible fees in connection with the Delaware Action.

The Company reported a net loss of $88.0 million for the three month period ended June 30, 2018, or 46.1% of net revenue, compared to net income of $2.5 million for the three month period ended June 30, 2017, or 1.3% of net revenue.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

[36]

Net revenue was $375.0 million for the six month period ended June 30, 2018, representing a decrease of $77.6 million, or 17.1%, as compared to net revenue of $452.6 million for the six month period ended June 30, 2017. The decrease in net revenue in the period was primarily due to $84.1 million decline in organic revenue. The $84.1 million decline in organic revenue was due to approximately $46.9 million, or 10.4%, and $37.2 million, or 8.2%, in volume and price declines, respectively. The organic revenue decline was principally due to the effect of competition on Ephedrine Sulfate Injection, Nembutal and Lidocaine Ointment.

The Prescription Pharmaceuticals segment revenue of $336.5 million for the six month period ended June 30, 2018 represented a decrease of $83.6 million, or 19.9%, as compared to revenue of $420.0 million for the six month period ended June 30, 2017.

The Consumer Health segment revenue of $38.5 million for the six month period ended June 30, 2018 represented an increase of $6.0 million, or 18.5%, as compared to revenue of $32.5 million for the six month period ended June 30, 2017. The $6.0 million increase in revenue is primarily attributed to the TheraTears® direct-to-consumer ("DTC") advertising campaign.

The net revenue for the six month period ended June 30, 2018 of $375.0 million was net of adjustments totaling $653.3 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the six month period ended June 30, 2018 were $446.4 million, or 43.4% of gross sales, compared to $517.4 million, or 41.5% of gross sales for the six month period ended June 30, 2017.  The $71.0 million decrease in chargeback expense was due to lower gross sales in the current period as compared to prior year same period. Rebates, administrative fees and other expenses for the six month period ended June 30, 2018 were $167.4 million, or 16.3% of gross sales, compared to $234.1 million, or 18.8% for six month period ended June 30, 2017. The $66.8 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines as well as product mix and customer mix. Our product returns provision for the six month period ended June 30, 2018 was $13.3 million, or 1.3% of gross sales, compared to $16.5 million, or 1.3% of gross sales for the six month period ended June 30, 2017.  Discounts and allowances were $20.2 million or 2.0% of gross sales for the six month period ended June 30, 2018, compared to $23.8 million, or 1.9% of gross sales for the six month period ended June 30, 2017. Advertisement and promotion expenses were $6.1 million or 0.6% of gross sales for the six month period ended June 30, 2018, compared to $3.2 million, or 0.3% of gross sales for the six month period ended June 30, 2017.

Consolidated gross profit for the six month period ended June 30, 2018 was $163.5 million, or 43.6% of net revenue, compared to $251.5 million, or 55.6% of net revenue, in the corresponding prior year period. The decline in the gross profit percentage was principally due to unfavorable product mix shifts primarily driven by the effect of competition on Ephedrine Sulfate Injection and Nembutal, as well as increased operating costs at our manufacturing facilities.

Total operating expenses were $280.5 million in the six month period ended June 30, 2018, an increase of $117.6 million, or 72.2%, from the comparative prior year period amount of $162.9 million. The $117.6 million increase was primarily driven by approximately $78.1 million and $45.1 million increases in Research and development (“R&D”) expenses and Selling, general and administrative (“SG&A”), respectively that were partially offset by a decrease of and $4.6 million in Amortization of intangibles. The following is a discussion of the main drivers of the increase:

R&D expenses were $105.2 million in the six month period ended June 30, 2018, an increase of $78.1 million or 287.4% over the comparative prior year period amount of $27.2 million.  The $78.1 million increase was primarily due to IPR&D impairments of $79.5 million in the six month period ended June 30, 2018 compared to IPR&D impairments of $3.4 million in the six month period ended June 30, 2017.

SG&A expenses were $146.7 million in the six month period ended June 30, 2018, an increase of $45.1 million, or 44.4%, from the comparative prior year period amount of $101.6 million. The primary drivers of the $45.1 million increase were $25.0 million legal expenses attributed to the Delaware Action, $10.3 million increase in advertising and promotional expenses of which $9.5 million is related to the TheraTears® direct-to-consumer ("DTC") advertising campaign and $16.7 million expenses related to the data integrity assessment projects.

Non-operating expenses were $23.3 million in the six month period ended June 30, 2018, an increase of $6.7 million, or 40.3%, from the comparative prior year period amount of $16.6 million. The $6.7 million increase was primarily driven by $2.6 million income attributed to receipt and subsequent sale of the Nicox securities that the Company received as a milestone payment in the second quarter of 2017, and $1.7 million increase in interest expense during the six month period ended June 30, 2018 compared to the same period in 2017.

[37]

For the six month period ended June 30, 2018, we recorded an income tax benefit of approximately $23.6 million on our net loss before income taxes of $140.3 million, which represented an effective tax benefit rate of 16.8%.  In the prior year six month period ended June 30, 2017, our income tax provision was $28.5 million based on an effective tax provision rate of 39.6%. The decrease in the income tax rate as a percentage of (loss) income before income tax for the six month period ended June 30, 2018 as compared to the same period in 2017, was principally the result of the enactment of the Tax Act in December 2017, and the incurrence of non-deductible fees in connection with the Delaware Action.

The Company reported a net loss of $116.7 million for the six month period ended June 30, 2018, or 31.1% of net revenue, compared to net income of $43.6 million for the six month period ended June 30, 2017, or 9.6% of net revenue.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2018, we had cash and cash equivalents of $296.8 million, which was $71.3 million less than our cash and cash equivalents balance of $368.1 million as of December 31, 2017.  This decrease in cash and cash equivalents was driven by net investing cash outflows of $35.9 million, net operating cash outflows of $31.3 million, and net financing cash outflows of $4.5 million. Our net working capital was $524.5 million at June 30, 2018, compared to $559.1 million at December 31, 2017, a decrease of $34.5 million.

Operating Cash Flows

(amounts in thousands)	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(116,731)	$43,564
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	40,439	42,212
Amortization of debt financing costs	2,608	2,608
Impairment of intangible assets	83,349	8,079
Non-cash stock compensation expense	11,453	9,844
Income from available-for-sale securities	—	(3,032)
Deferred income taxes, net	(24,512)	(2,341)
Loss on sale of available-for-sale securities	—	196
Other	481	(288)
Changes in operating assets and liabilities:
Trade accounts receivable	(45,893)	105,848
Inventories, net	(7,735)	(6,225)
Prepaid expenses and other current assets	8,176	2,078
Trade accounts payable	602	(13,465)
Accrued expenses and other liabilities	16,490	(30,051)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(31,273)	$159,027

During the year to date period ended June 30, 2018, operating activities generated $31.3 million in negative cash flows. This negative cash flow was principally the result of our consolidated net loss of $116.7 million, an increase of $45.9 million in trade accounts receivable, an increase of $7.7 million in inventories, net, partially offset by a net inflow from non-cash expenses of $113.3 million, an increase of $16.5 million in accrued expenses and other liabilities, a decrease in prepaid expenses and other current assets of $8.2 million, and a $0.6 million increase in trade accounts payable.

During the six month period ended June 30, 2017, operating activities generated $159.0 million in cash flows. This positive cash flow was principally the result of a decrease of $105.8 million in accounts receivable, consolidated net income of $43.6 million, a $57.4 million net inflow of non-cash expenses, partially offset by a decrease of $30.1 million in accrued expenses and other liabilities and a $13.5 million trade payable.

[38]

Investing Cash Flows

(amounts in thousands)	Six Months Ended June 30,
	2018	2017
INVESTING ACTIVITIES:
Proceeds from disposal of assets	$20	$4,811
Payments for intangible assets	(50)	(200)
Purchases of property, plant and equipment	(35,862)	(50,072)
NET CASH USED IN INVESTING ACTIVITIES	$(35,892)	$(45,461)

We used $35.9 million in investing activities during the six month period ended June 30, 2018. Of this total, $35.9 million was used to acquire property, plant and equipment.

We used $45.5 million in investing activities during the six month period ended June 30, 2017. Of this total $50.1 million was used to acquire property, plant and equipment, partially offset by $4.8 million received in proceeds related to the disposition of assets.

Financing Cash Flows

(amounts in thousands)	Six Months Ended June 30,
	2018	2017
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	$254	$6,897
Payment of contingent acquisition liabilities	(4,793)	—
Lease payments	(6)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(4,545)	$6,897

Financing activities used $4.5 million in the six month period ended June 30, 2018, consisting of $4.8 million used for consideration payable payments, partially offset by $0.3 million of proceeds from employee stock option exercises.

Financing activities provided $6.9 million in the six month period ended June 30, 2017, in proceeds from employee stock option exercises.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the United States, India and Switzerland. Most notably, we continue to expend significant amounts in order to gain compliance with FDA requirements at AIPL. Furthermore, the Company expects to continue to expend significant amounts in order to comply with the DSCSA. We also expect to continue to incur a significant amount of expenses for the ongoing Delaware Action and data integrity related FDA compliance matters. Our cash obligations include the principal and interest payments due on our Term Loans and any amount we may borrow under the JPMorgan Facility (as both described throughout this report) and the amount required to effect the repurchase of shares of our common stock in accordance with the Stock Repurchase Program discussed in Item 1, Note 11 - "Share Repurchases." As of June 30, 2018, the Company had $155.0 million remaining under the repurchase authorization. We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

Refer to Item 1, Note 8 - "Financing Arrangements" for further detail of debt obligations as of and for the quarter ended June 30, 2018.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of

[39]

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

As of June 30, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

[41]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 - "Commitments and Contingencies" of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

Other than the risk factors described in our Form 10-Q filed on May 2, 2018, and set forth below, there have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2017:

We have filed a lawsuit against Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA in relation to the Merger, and defendants filed a counterclaim. If we are unsuccessful in our lawsuit, our current shareholders may not realize the anticipated benefits contemplated by the Merger Agreement.

On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement.  On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment.  The complaint alleges, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of actions designed to hamper and ultimately block the Merger and (iii) Akorn has performed its obligations under the Merger Agreement, and is ready, willing and able to close the Merger.  The complaint seeks, among other things, a declaration that Fresenius Kabi AG's termination is invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger. On April 30, 2018, the defendants filed a verified counterclaim alleging that, due primarily to purported data integrity deficiencies at Akorn, the Company had breached representations and warranties and covenants in the Merger Agreement, and that it had experienced a material adverse effect. The verified counterclaim seeks, among other things, a declaration that defendants’ purported termination of the Merger Agreement was valid and that defendants are not obligated to consummate the transaction.

Following expedited discovery, from July 9 to 13, 2018, the Court of Chancery held a trial on the parties’ claims (collectively, the “Delaware Action”). At the conclusion of trial, the Court of Chancery ordered post-trial briefing, which is scheduled to be completed on August 20, 2018. The Court has scheduled a post-trial hearing for August 23, 2018. Akorn expects to receive the Court’s ruling after the post-trial hearing. Any decision by the Court of Chancery will be subject to a potential appeal to the Delaware Supreme Court.

We believe that this lawsuit is necessary to enforce our rights under the Merger Agreement and to deliver to our shareholders the benefits of the Merger Agreement. At this stage, there is no way to predict the outcome of this lawsuit. If we are unsuccessful in our lawsuit, the Merger may not be consummated and our current shareholders may not receive the consideration which they are entitled, pursuant to the Merger Agreement, to receive upon consummation of the Merger.

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

Date: August 1, 2018

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2018, filed on August 1, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[45]