Form 10-Q
period 2018-09-30
AKORN INC
filed 2018-11-06
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
At November 4, 2018, there were 125,492,373 shares of common stock, no par value, outstanding.

[1]

[2]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Certain prior-period amounts have been reclassified to conform to current-period presentation including cost of sales, selling, general and administrative expenses, litigation rulings and settlements and other non-operating (expense) income, net on the condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$275,346	$368,119
Trade accounts receivable, net	163,715	141,383
Inventories, net	194,782	183,568
Prepaid expenses and other current assets	35,165	37,081
TOTAL CURRENT ASSETS	669,008	730,151
PROPERTY, PLANT AND EQUIPMENT, NET	333,310	313,418
OTHER LONG-TERM ASSETS
Goodwill	283,217	285,310
Intangible assets, net	416,552	569,484
Deferred tax assets	6,100	6,521
Other non-current assets	7,003	4,627
TOTAL OTHER LONG-TERM ASSETS	712,872	865,942
TOTAL ASSETS	$1,715,190	$1,909,511
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$59,323	$51,976
Purchase consideration payable	—	3,901
Income taxes payable	6,739	15,775
Accrued royalties	4,306	5,902
Accrued compensation	23,433	12,286
Accrued administrative fees	35,883	38,598
Accrued expenses and other liabilities	62,890	42,651
TOTAL CURRENT LIABILITIES	192,574	171,089
LONG-TERM LIABILITIES:
Long-term debt (net of non-current deferred financing costs)	819,107	815,195
Deferred tax liability	2,511	43,404
Other long-term liabilities	48,710	48,578
TOTAL LONG-TERM LIABILITIES	870,328	907,177
TOTAL LIABILITIES	1,062,902	1,078,266
SHAREHOLDERS’ EQUITY
Common stock, no par value – 150,000,000 shares authorized; 125,492,373 and 125,090,522 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	570,250	550,472
Retained earnings	107,870	294,741
Accumulated other comprehensive loss	(25,832)	(13,968)
TOTAL SHAREHOLDERS’ EQUITY	652,288	831,245
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,715,190	$1,909,511
 See notes to condensed consolidated financial statements.

[3]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net	$165,625	$202,428	$540,632	$654,988
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	108,363	104,665	319,863	305,687
GROSS PROFIT	57,262	97,763	220,769	349,301

Selling, general and administrative expenses	63,173	53,404	209,850	154,968
Acquisition-related costs	24	34	99	121
Research and development expenses	35,389	12,250	140,627	39,417
Amortization of intangibles	13,613	15,316	39,985	46,291
Impairment of intangible assets	6,699	7,599	8,825	10,657
Litigation rulings and settlements	14,344	400	13,944	(870)
TOTAL OPERATING EXPENSES	133,242	89,003	413,330	250,584

OPERATING (LOSS) INCOME	(75,980)	8,760	(192,561)	98,717
Amortization of deferred financing costs	(1,304)	(1,304)	(3,912)	(3,912)
Interest expense, net	(11,691)	(9,592)	(32,331)	(28,538)
Other non-operating (expense) income, net	436	199	(18)	3,872

(LOSS) INCOME BEFORE INCOME TAXES	(88,539)	(1,937)	(228,822)	70,139
Income tax (benefit) provision	(18,399)	960	(41,951)	29,472

CONSOLIDATED NET (LOSS) INCOME	$(70,140)	$(2,897)	$(186,871)	$40,667
CONSOLIDATED NET (LOSS) INCOME PER SHARE
CONSOLIDATED NET (LOSS) INCOME PER SHARE, BASIC	$(0.56)	$(0.02)	$(1.49)	$0.33
CONSOLIDATED NET (LOSS) INCOME PER SHARE, DILUTED	$(0.56)	$(0.02)	$(1.49)	$0.33

SHARES USED IN COMPUTING NET (LOSS) INCOME PER SHARE
BASIC	125,462	124,986	125,346	124,691
DILUTED	125,462	124,986	125,346	125,046

COMPREHENSIVE (LOSS) INCOME
Consolidated net (loss) income	$(70,140)	$(2,897)	$(186,871)	$40,667
Unrealized holding (loss) gain on available-for-sale securities, net of tax of $2 and $3 for the three month periods ended September 30, 2018 and 2017, and $3 and ($158) for the nine month periods ended September 30, 2018 and 2017 respectively.	(4)	(5)	(9)	267
Foreign currency translation (loss) gain	(4,669)	(1,137)	(11,867)	4,128
Pension liability adjustment gain, net of tax of ($1) and ($6) for the three months ended September 30, 2018 and 2017, and ($3) and ($69) for the nine month periods ended September 30, 2018 and 2017 respectively.	4	24	12	271
COMPREHENSIVE (LOSS) INCOME	$(74,809)	$(4,015)	$(198,735)	$45,333
See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(In Thousands)

	Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total
BALANCES AT DECEMBER 31, 2017	125,091	$550,472	$294,741	$(13,968)	$831,245
Consolidated net loss	—	—	(186,871)	—	(186,871)
Exercise of stock options	22	546	—	—	546
Compensation and share issuances related to restricted stock awards	288	9,206	—	—	9,206
Stock-based compensation expense - stock options	—	7,993	—	—	7,993
Foreign currency translation loss	—	—	—	(11,867)	(11,867)
Stock compensation plan withholdings for employee taxes	(55)	(776)	—	—	(776)
Unrealized holding loss on available-for-sale securities	—	—	—	(9)	(9)
Akorn AG pension liability adjustment	—	—	—	12	12
Employee stock purchase plan	146	2,809	—	—	2,809
BALANCES AT SEPTEMBER 30, 2018 (unaudited)	125,492	$570,250	$107,870	$(25,832)	$652,288
See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(186,871)	$40,667
Adjustments to reconcile consolidated net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	61,101	63,792
Amortization of debt financing costs	3,912	3,912
Impairment of intangible assets	112,998	15,678
Non-cash stock compensation expense	17,199	15,626
Income from available-for-sale securities	—	(3,032)
Deferred income taxes, net	(42,726)	(3,407)
Loss on sale of available-for-sale securities	—	199
Other	467	253
Changes in operating assets and liabilities:
Trade accounts receivable	(22,269)	94,520
Inventories, net	(11,422)	(7,286)
Prepaid expenses and other current assets	(2,016)	(22,469)
Trade accounts payable	10,752	(1,782)
Accrued expenses and other liabilities	22,135	11,780
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(36,740)	$208,451
INVESTING ACTIVITIES:
Proceeds from disposal of assets	28	4,811
Payments for intangible assets	(50)	(200)
Purchases of property, plant and equipment	(51,045)	(77,538)
NET CASH USED IN INVESTING ACTIVITIES	$(51,067)	$(72,927)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	546	9,314
Stock compensation plan withholdings for employee taxes	(776)	(2,079)
Payment of contingent acquisition liabilities	(4,793)	—
Lease payments	(10)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(5,033)	$7,235
Effect of exchange rate changes on cash and cash equivalents	(900)	598
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(93,740)	$143,357
Cash and cash equivalents, and restricted at beginning of period	369,889	204,034
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$276,149	$347,391
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$40,487	$33,691
Amount paid for income taxes, net	$9,667	$44,155
Additional capital expenditures included in accounts payable	$10,504	$9,734
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

During the three and nine month periods ended September 30, 2018 and 2017, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Part I, Item 1, Note 10 - “Segment Information.”

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

On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement. On

[7]

April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment. The complaint alleges, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of actions designed to hamper and ultimately block the Merger and (iii) Akorn has performed its obligations under the Merger Agreement, and is ready, willing and able to close the Merger. The complaint seeks, among other things, a declaration that Fresenius Kabi AG's termination is invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger. On April 30, 2018, the defendants filed a verified counterclaim alleging that, due primarily to purported data integrity deficiencies at Akorn, the Company had breached representations and warranties and covenants in the Merger Agreement, and that it had experienced a material adverse effect. The verified counterclaim seeks, among other things, a declaration that defendants’ purported termination of the Merger Agreement was valid and that defendants are not obligated to consummate the transaction, and damages.

Following expedited discovery, from July 9 to 13, 2018, the Court of Chancery held a trial on the parties’ claims (collectively, the “Delaware Action”). At the conclusion of trial, the Court of Chancery ordered post-trial briefing, which was completed on August 20, 2018, and a post-trial hearing, which was held on August 23, 2018.

On October 1, 2018, the Court of Chancery issued an opinion (the “Opinion”) denying Akorn’s claims for relief and concluding that Fresenius Kabi AG had validly terminated the Merger Agreement. The Court of Chancery concluded that Akorn had experienced a material adverse effect due to its financial performance following the signing of the Merger Agreement; that Akorn had breached representations and warranties in the Merger Agreement and that those breaches would reasonably be expected to give rise to a material adverse effect; that Akorn had materially breached covenants in the Merger Agreement; and that Fresenius was materially in compliance with its own contractual obligations. On October 17, 2018, the Court of Chancery entered partial final judgment against Akorn on its claims and in favor of the Fresenius parties on their claims for declaratory judgment. The Court of Chancery entered an order holding proceedings on the Fresenius parties’ damages claims in abeyance pending the resolution of any appeal from the partial final judgment.

On October 18, 2018, Akorn filed a notice of appeal from the Opinion and the partial final judgment, as well as a motion seeking expedited treatment of its appeal. On October 23, 2018, the Delaware Supreme Court granted Akorn's motion for expedited treatment and set a hearing on Akorn's appeal for December 5, 2018.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed on February 28, 2018.

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

[8]

assumptions underlying share-based compensation, accrued but unreported employee benefit costs and assumptions underlying the accounting for business combinations.

Going Concern: In connection with the preparation of the financial statements as of and for the nine month period ended September 30, 2018, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents. At September 30, 2018 and December 31, 2017, approximately $0.8 million and $1.8 million, respectively, of cash held by AIPL was restricted, and was reported within prepaid expenses and other current assets.

The following table sets forth the components of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows for the nine month periods ended September 30, 2018 and 2017 (in thousands):

Cash, Cash Equivalents, and Restricted Cash	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$275,346	$345,380
Restricted cash	803	2,011
Total cash, cash equivalents, and restricted cash	$276,149	$347,391

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

[9]

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

For the three month period ended September 30, 2018, the Company incurred a chargeback provision of $188.9 million, or 43.3% of gross sales of $436.7 million, compared to $236.7 million, or 40.4% of gross sales of $586.4 million in the prior year period. We note that the dollar decrease and percent increase in the comparative period was the result of gross sales decreases and a change in contractual terms with a major customer in the first quarter of 2018. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 450 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.3 million or decrease the chargeback reserve by $1.8 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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

The allowances for rebates, administrative fees and others further takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease, a shelf-stock adjustment credit may be given for product remaining in customer’s inventories at

[10]

the time of the price reduction and is reserved at the point of sale. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protection are based upon specified terms with customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

Similar to rebates, the reserve for administrative fees and others represents those amounts processed related to contracts and other fee programs which have been in place with certain entities, but they are settled through cash payment to these entities and accordingly are accounted for as a current liability. Otherwise, administrative fees and others operate similarly to rebates.

For the three month period ended September 30, 2018, the Company incurred rebates, administrative and others fees of $66.8 million, or 15.3% of gross sales of $436.7 million, compared to $127.9 million, or 21.8% of gross sales of $586.4 million in the prior year period. We note that the dollar and percent decreases from the comparative period were the result of gross sales decreases and product mix shifts to products with lower rebates, administrative fees and others expense percentages. Additionally, a change in contractual terms with a major customer in the first quarter of 2018 resulted in a decrease in rebates, which is also a contributing factor in the variances between the two periods compared. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences, customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 450 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by $0.0 million or decrease the same reserve by $0.3 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended September 30, 2018, the Company incurred a return provision of $4.8 million, or 1.1% of gross sales of $436.7 million, compared to $6.2 million, or 1.1% of gross sales of $586.4 million in the prior year period. We note that the dollar decrease in the comparative period was the result of gross sales decreases. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could increase or decrease the return rate depending on the contracting power of the acquired business; and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average one month change in the lag from the time

[11]

of sale to the time the product return is processed, this change would result in an increase of $0.8 million or decrease of $0.9 million in return reserve expense if the lag increases or decreases, respectively. The average one month change in the lag from the time of sale to the time the product return is processed was determined based on the average variances of the last six-month historical activities. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives.

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

[12]

Net (Loss) Income Per Common Share: Basic net (loss) income per common share is based upon the weighted average common shares outstanding. Diluted net (loss) income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and restricted stock using the treasury stock method.  Anti-dilutive shares are excluded from the computation of diluted net (loss) income per share.

Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21%, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities. The Company’s foreign subsidiaries do not have accumulated earnings that can be distributed; therefore, the provisions of the Act related to the repatriation of foreign earnings are not applicable to the Company at December 31, 2017 or September 30, 2018. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 14 — Income Taxes for more information.

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

[13]

		Fair Value Measurements at Reporting Date, Using:
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$275,346	$275,346	$—	$—
Nicox stock with lockup provisions	23	—	—	23
Total assets	$275,369	$275,346	$—	$23

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$368,119	$368,119	$—	$—
Nicox stock with lockup provisions	35	—	—	35
Total assets	$368,154	$368,119	$—	$35

Purchase consideration payable	$3,901	$—	$—	$3,901
Total liabilities	$3,901	$—	$—	$3,901

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

Note 3 — Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants.  On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Under the Omnibus Plan, 8.0 million shares of the Company’s common stock were made available for issuance pursuant to equity awards. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan (the "2014 Plan"), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016. The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), or various other instruments to directors, employees and consultants.  Following shareholder approval of the Omnibus Plan, no new awards could be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms. As of September 30, 2018, there were approximately 3.5 million stock options and 0.1 million RSU shares outstanding under the 2014 Plan. The 2014 Plan had replaced the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013. As of September 30, 2018, approximately sixteen thousand stock options were outstanding under the 2003 Plan.

Under the Omnibus Plan, 2.0 million RSUs have been granted to employees and directors, of which approximately 0.2 million have vested and been released, and 0.1 million have been forfeited, leaving 1.7 million RSUs outstanding as of

[14]

September 30, 2018. No stock options have been granted under the Omnibus Plan. As of September 30, 2018, approximately 6.1 million shares remain available for future award grants under the Omnibus Plan.

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

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s share-based compensation expense for the three and nine month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$2,357	$3,190	$7,993	$9,461
Employee stock purchase plan	—	286	—	822
Restricted stock units	3,389	2,306	9,206	5,343
Total stock-based compensation expense	$5,746	$5,782	$17,199	$15,626

Stock Option awards

From time to time, the Company has granted stock option awards to certain employees, executives and directors. No stock options were granted in 2018. Set forth in the following table are the weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Company's equity compensation plans during the nine month period ended September 30, 2017, along with the weighted-average grant date fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected volatility	—%	—%	—%	50%
Expected life (in years)	—	—	—	4.8
Risk-free interest rate	—%	—%	—%	1.75%
Dividend yield	—	—	—	—
Fair value per stock option	$—	$—	$—	$9.25
Forfeiture rate	—%	—%	—%	8%

The table below sets forth a summary of stock option activity within the Company’s stock-based compensation plans for the nine month period ended September 30, 2018:

[15]

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2017	4,053	$28.95	4.56	$21,459
Granted	—	—
Exercised	(22)	24.99
Forfeited	(518)	31.76
Outstanding at September 30, 2018	3,514	$28.56	3.95	$—
Exercisable at September 30, 2018	2,239	$29.16	3.62	$—

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

During the three month period ended September 30, 2018, no stock options were exercised, while during the nine month period ended September 30, 2018, approximately twenty-two thousand stock options were exercised resulting in cash payments to the Company of $0.5 million. These stock option exercises generated tax deductible expense of $0.2 million. During the three and nine month periods ended September 30, 2017, 0.1 million and 0.6 million stock options were exercised resulting in cash payments to the Company of $2.3 million and $9.3 million, respectively. These stock option exercises generated tax deductible expense of $2.6 million and $9.4 million, respectively.

Restricted Stock Unit awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. The majority of the grants to employees and executives are pursuant to the Company's Long-Term Incentive Plans (the "LTIPs"), which call for annual grants of RSUs to all eligible employees and executives. The RSU awards vest 25% per year on each of the first four anniversaries of the grant date. All RSUs are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grant. During the nine month period ended September 30, 2018, the Company granted 1.3 million RSUs to certain employees, executives and directors.

Set forth below is a summary of unvested RSU activity during the nine month period ended September 30, 2018:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2017	888	$32.56
Granted	1,320	$19.27
Vested	(288)	$32.91
Forfeited	(95)	$24.59
Unvested at September 30, 2018	1,825	$23.30

During the three and nine month periods ended September 30, 2018, approximately 0.1 million and 0.3 million RSU shares vested and were released, generating tax-deductible expenses totaling $1.9 million and $3.9 million, respectively. During the prior year three and nine month periods ended September 30, 2017, approximately 0.1 million and 0.1 million RSU shares vested and were released, generating tax-deductible expenses totaling $4.1 million and $4.6 million, respectively.

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

[16]

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

Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Gross accounts receivable	$310,175	$378,759
Less reserves for:
Chargebacks (1)	(52,057)	(73,984)
Rebates (1)	(46,578)	(111,945)
Product returns	(38,470)	(41,687)
Discounts and allowances	(7,435)	(7,779)
Advertising and promotions	(1,245)	(1,301)
Doubtful accounts	(675)	(680)
Trade accounts receivable, net	$163,715	$141,383

(1) The reductions in the Chargebacks and Rebates balances as of September 30, 2018 when compared to the December 31, 2017 balance were primarily due to payment timing, product mix, customer mix and lower wholesaler inventory. Additionally, a change in contractual terms with a major customer in the first quarter of 2018 resulted in an increase in chargebacks and a decrease in rebates, which is also a contributing factor in the variances between the two periods compared.

For the three and nine month periods ended September 30, 2018 and 2017, the Company recorded the following adjustments to gross sales (in thousands):

[17]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross sales	$436,700	$586,351	$1,465,052	$1,833,998
Less adjustments for:
Chargebacks (1)	(188,884)	(236,701)	(635,329)	(754,137)
Rebates, administrative and other fees (1)	(66,843)	(127,904)	(234,217)	(362,042)
Product returns	(4,805)	(6,187)	(18,059)	(22,721)
Discounts and allowances	(8,471)	(11,343)	(28,654)	(35,095)
Advertising, promotions and others	(2,072)	(1,788)	(8,161)	(5,015)
Revenues, net	$165,625	$202,428	$540,632	$654,988

(1) The decreases in chargebacks and rebates, administrative and other fees for the three and nine month periods ended September 30, 2018 as compared to the same periods in 2017, were primarily due to volume declines as well as product mix and customer mix.
Note 5 — Inventories, Net

The components of inventories are as follows (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$90,448	$79,226
Work in process	8,244	15,447
Raw materials and supplies	96,090	88,895
Inventories, net	$194,782	$183,568

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory at September 30, 2018 and December 31, 2017 was reported net of these reserves of $36.0 million and $34.4 million, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Land and land improvements	$17,547	$17,846
Buildings and leasehold improvements	113,486	106,316
Furniture and equipment	231,261	202,897
Sub-total	362,294	327,059
Accumulated depreciation	(150,280)	(130,814)
Property, plant and equipment in service, net	$212,014	$196,245
Construction in progress	121,296	117,173
Property, plant and equipment, net	$333,310	$313,418

At September 30, 2018 and December 31, 2017, property, plant and equipment, net, with a net carrying value of $86.8 million and $82.8 million, respectively, was located outside the United States.

During the nine month period ended September 30, 2018, the increase in Property, Plant and Equipment is due primarily to spending on equipment for compliance with the Drug Supply Chain Security Act ("DSCSA") requirements and expansion and modernization initiatives at our Decatur and Somerset manufacturing plants.

[18]

At September 30, 2018, the Company had $121.3 million of assets under construction which consisted primarily of investment in building expansions, equipment, and compliance with DSCSA. Depreciation will begin on these assets once they are placed into service. These projects are expected to be completed in 2018 and 2019. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. During the nine month period ended September 30, 2018, the Company recorded impairment losses of $0.1 million. No impairment losses were recorded in 2017.

The Company recorded depreciation expense of $7.0 million and $6.3 million during the three month periods ended September 30, 2018 and 2017, respectively, and $21.1 million and $17.5 million during the nine month periods ended September 30, 2018 and 2017, respectively.

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

During the nine month periods ended September 30, 2018 and 2017, accumulated amortization of intangible assets was $257.2 million and $235.0 million, respectively. The Company recorded amortization expense of $13.6 million and $15.3 million during the three month periods ended September 30, 2018 and 2017, respectively, and $40.0 million and $46.3 million during the nine month periods ended September 30, 2018 and 2017, respectively.

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

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. The Company performed a qualitative assessment of goodwill and did not identify any indicators of impairment during the quarter. On October 1, 2018, the Delaware Chancery Court issued an opinion denying Akorn’s claims for relief and concluding that Fresenius Kabi AG had validly terminated the Merger Agreement. Upon the issuance of the Opinion, the Company's common stock price closed at $5.36 per share, compared to $12.98 per share from the previous market close. As a result, the Company is planning to perform a quantitative assessment to evaluate goodwill for impairment in the quarter ending December 31, 2018.

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

During the three month period ended September 30, 2018, eight IPR&D projects were impaired primarily due to the anticipated market conditions and competition upon launch, resulting in impairment expenses of $20.6 million, while during the three month period ended September 30, 2017, the Company had no impairment expense. Additionally, during the three month period ended September 30, 2018, six product licensing rights were impaired due to market conditions, resulting in impairment expenses of $9.0 million; of which, $2.3 million was recorded to R&D expenses, compared to impairments of $7.6 million on one product licensing rights during the comparative prior year period.

[19]

During the nine month period ended September 30, 2018, sixteen IPR&D projects were impaired primarily due to anticipated market conditions and competition upon launch, resulting in impairment expenses of $100.1 million, while in the comparative prior year period, the Company recognized impairment expenses of $3.4 million for one asset primarily due to market conditions upon launch. Additionally, during the nine month period ended September 30, 2018, ten product licensing rights were impaired due to market conditions resulting in impairment expenses of $12.9 million; of which, $4.1 million was recorded to R&D expenses, compared to impairments of $12.3 million on three product licensing rights during the comparative prior year period of which $1.6 million was recognized in R&D expenses.

The following table provides a summary of the activity in goodwill by segment for the nine month period ended September 30, 2018 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2017	$16,717	$268,593	$285,310
Currency translation adjustments	—	(2,093)	(2,093)
Acquisitions	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Balances at September 30, 2018	$16,717	$266,500	$283,217

The following table sets forth the major categories of the Company’s intangible assets and their weighted average remaining amortization periods as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Reclass-ifications	Gross Impairment	Net Balance	Wtd Avg Remaining Amortization Period (years)
September 30, 2018
Product licensing rights	$607,939	$(241,555)	$5,300	$(14,725)	$356,959	8.8
IPR&D	149,161	—	(5,300)	(100,073)	43,788	N/A - Indefinite lived
Trademarks	16,000	(6,071)	—	—	9,929	17.5
Customer relationships	4,225	(2,253)	—	—	1,972	7.6
Other intangibles	11,235	(7,331)	—	—	3,904	5.8
	$788,560	$(257,210)	$—	$(114,798)	$416,552
December 31, 2017
Product licensing rights	$747,106	$(205,549)	$—	$(139,217)	$402,340	9.8
IPR&D	173,757	—	—	(24,596)	149,161	N/A - Indefinite lived
Trademarks	16,000	(5,376)	—	—	10,624	17.8
Customer relationships	4,225	(2,058)	—	—	2,167	8.3
Other intangibles	11,235	(6,043)	—	—	5,192	5.7
	$952,323	$(219,026)	$—	$(163,813)	$569,484

Note 8 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., the Company entered into two term loan agreements (the “Term Loans”) with certain lenders and with JPMorgan Chase Bank, N.A., as administrative agent. The aggregate principal amount financed was $1,045.0 million. As of September 30, 2018, outstanding debt under the Term Loans was $831.9 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities. The Term Loans are scheduled to mature in 2021.

[20]

During the three and nine month periods ended September 30, 2018, the Company amortized $1.3 million and $3.8 million, respectively of the deferred financing cost related to the Term Loans, resulting in $12.7 million remaining balance of deferred financing costs at September 30, 2018. The Company will amortize this balance using the straight-line method over the life of the Term Loan Agreements.

Subsequent to November 13, 2015, interest accrues based at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans, and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-Q until the maturity of the Term Loans, the Company's spread will be based upon the Ratings Level applicable on such date as documented below. As of September 30, 2018, the Company was a Ratings Level II for the Existing Term Loan Facility. Subsequent to September 30, 2018, Moody's downgraded the Company's Index Rating to B3.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended September 30, 2018 and 2017, the Company recorded interest expense of $14.6 million and $11.7 million, respectively, in relation to the Term Loans, while for the nine month periods ended September 30, 2018 and 2017, the Company recorded interest expense of $40.6 million and $33.7 million, respectively in relation to the Term Loans.

JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).

As of September 30, 2018, the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At September 30, 2018, there were no outstanding borrowings under the JPM Revolving Facility, and availability was $135.0 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries. The JPM Credit Agreement is set to mature in April of 2019.

Debt Maturities Schedule

Aggregate cumulative maturities of long-term obligations (including the Term Loans and the JPM Revolving Facility) as of September 30, 2018 are:

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

[21]

A reconciliation of the (loss) earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(70,140)	$(2,897)	$(186,871)	$40,667
Net (loss) income per share:
Basic	$(0.56)	$(0.02)	$(1.49)	$0.33
Diluted	$(0.56)	$(0.02)	$(1.49)	$0.33
Shares used in computing net (loss) income per share:
Weighted average basic shares outstanding	125,462	124,986	125,346	124,691
Dilutive securities:
Stock option and unvested RSUs	—	—	—	355
Weighted average diluted shares outstanding	125,462	124,986	125,346	125,046

Shares subject to stock options omitted from the calculation of (loss) income per share as their effect would have been anti-dilutive	3,603	2,108	3,755	3,264

Note 10 — Segment Information

During the three and nine month periods ended September 30, 2018 and 2017, the Company reported results for the following two reportable segments:

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

Selected financial information by reportable segment is presented below (in thousands):

[22]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net:
Prescription Pharmaceuticals	$148,469	$186,988	$484,933	$607,012
Consumer Health	17,156	15,440	55,699	47,976
Total revenues, net	165,625	202,428	540,632	654,988

Gross Profit:
Prescription Pharmaceuticals	50,231	91,254	197,025	328,116
Consumer Health	7,031	6,509	23,744	21,185
Total gross profit	57,262	97,763	220,769	349,301

Operating expenses	133,242	89,003	413,330	250,584

Operating (loss) income	(75,980)	8,760	(192,561)	98,717

Other expenses, net	(12,559)	(10,697)	(36,261)	(28,578)

(Loss) Income before income taxes	$(88,539)	$(1,937)	$(228,822)	$70,139

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

The following table sets forth the Company’s net revenues by geographic region for the three and nine month periods ended September 30, 2018 and 2017. The Domestic region represents sales within the United States of America and its territories while the Foreign region represents sales within all other countries and territories (dollar amounts in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Region	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Domestic	$161,858	97.7%	$196,069	96.9%	$529,598	98.0%	$635,086	97.0%
Foreign	3,767	2.3%	6,359	3.1%	11,034	2.0%	19,902	3.0%
Total Revenues	$165,625	100.0%	$202,428	100.0%	$540,632	100.0%	$654,988	100.0%

[23]

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

The Company did not repurchase any shares during the nine month period ended September 30, 2018. In aggregate, over the life of the Stock Repurchase Program, the Company repurchased 1.8 million shares at an average purchase price of $24.89. As of September 30, 2018, the Company had $155.0 million remaining under the repurchase authorization.

Companies incorporated under Louisiana law are subject to the Louisiana Business Corporation Act ("LBCA"). Provisions of the LBCA eliminate the concept of treasury stock and require that shares repurchased by a company be treated as authorized but unissued shares instead of treasury stock. As a result, all stock repurchases are presented as a reduction to issued and outstanding shares of common stock.

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

The table below summarizes contingent, potential milestone payments that would become due to strategic partners in the years 2018 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2018	$3,188
2019	6,005
2020	8,370
2021 and Beyond	950
Total	$18,513

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

[24]

Litigation Related to the Merger

On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement.  On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment.  The complaint alleges, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of actions designed to hamper and ultimately block the Merger and (iii) Akorn has performed its obligations under the Merger Agreement, and is ready, willing and able to close the Merger.  The complaint seeks, among other things, a declaration that Fresenius Kabi AG's termination is invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger. On April 30, 2018, the defendants filed a verified counterclaim alleging that, due primarily to purported data integrity deficiencies at Akorn, the Company had breached representations and warranties and covenants in the Merger Agreement, and that it had experienced a material adverse effect. The verified counterclaim seeks, among other things, a declaration that defendants’ purported termination of the Merger Agreement was valid and that defendants are not obligated to consummate the transaction, and damages.

Following expedited discovery, from July 9 to 13, 2018, the Court of Chancery held a trial on the parties’ claims (collectively, the “Delaware Action”). At the conclusion of trial, the Court of Chancery ordered post-trial briefing, which was completed on August 20, 2018, and a post-trial hearing, which was held on August 23, 2018.

On October 1, 2018, the Court of Chancery issued an opinion (the “Opinion”) denying Akorn’s claims for relief and concluding that Fresenius Kabi AG had validly terminated the Merger Agreement. The Court of Chancery concluded that Akorn had experienced a material adverse effect due to its financial performance following the signing of the Merger Agreement; that Akorn had breached representations and warranties in the Merger Agreement and that those breaches would reasonably be expected to give rise to a material adverse effect; that Akorn had materially breached covenants in the Merger Agreement; and that Fresenius was materially in compliance with its own contractual obligations. On October 17, 2018, the Court of Chancery entered partial final judgment against Akorn on its claims and in favor of the Fresenius parties on their claims for declaratory judgment. The Court of Chancery entered an order holding proceedings on the Fresenius parties’ damages claims in abeyance pending the resolution of any appeal from the partial final judgment.

On October 18, 2018, Akorn filed a notice of appeal from the Opinion and the partial final judgment, as well as a motion seeking expedited treatment of its appeal. On October 23, 2018, the Delaware Supreme Court granted Akorn's motion for expedited treatment and set a hearing on Akorn's appeal for December 5, 2018.

Other Matters
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

[25]

On March 8, 2018, a purported shareholder of the Company filed a putative class action complaint entitled Joshi Living Trust v. Akorn, Inc. et al., in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint names as defendants the Company, Chief Executive Officer Rajat Rai, Chief Financial Officer Duane Portwood and Chief Accounting Officer Randall Pollard. The complaint alleges that defendants made materially false or misleading statements and/or material omissions by failing to disclose sooner the existence of investigations into data integrity at the Company. The Complaint seeks, among other things, an award of damages, attorneys’ fees and expenses. The Company disputes these claims. On May 24, 2018, the Court ordered that the lead plaintiff file an amended complaint not later than September 5, 2018, that defendants respond to the amended complaint by November 5, 2018. On May 31, 2018, the Court issued an order appointing Gabelli & Co. Investment Advisors, Inc. and Gabelli Funds, LLC as lead plaintiffs pursuant to the Private Securities Litigation Reform Act (“PSLRA”), and approving their selection of lead counsel and liaison counsel. On June 14, 2018, lead plaintiffs filed a motion to lift the PSLRA stay of discovery. On June 22, 2018, the Company filed a memorandum in opposition to the motion to lift the PSLRA stay. On June 26, 2018, the Court denied the motion to lift the PSLRA stay, subject to entry of a preservation order. On September 5, 2018, lead plaintiffs filed an amended complaint. Defendants’ deadline to respond to the amended complaint is November 5, 2018.

On March 8, 2016, a purported shareholder of the Company filed a putative derivative suit entitled Kogut v. Akorn, Inc., et al., in Louisiana state court in the Parish of East Baton Rouge. On June 10, 2016, the plaintiff filed an amended complaint asserting shareholder derivative claims alleging breaches of fiduciary duty in connection with the Company’s accounting for its acquisition and the restatement of its financials. On September 23, 2016, the Company filed a motion to dismiss the case. The case was subsequently stayed. On September 21, 2018, the plaintiff filed a second amended complaint, which added claims for shareholder derivative claims alleging breaches by certain present and former officers and directors of Akorn of fiduciary duties related to, among other matters, Akorn’s compliance with U.S. Food and Drug Administration (“FDA”) regulations and requirements regarding data integrity. Defendants’ deadline to respond to the second amended complaint is December 3, 2018.

On October 15, 2018, a purported shareholder of the Company filed a putative derivative suit entitled Trsar v. Kapoor, et al., in the Circuit Court of Cook County, IL. The suit alleges breaches by certain present and former officers and directors of Akorn of fiduciary duties related to, among other matters, Akorn’s compliance with FDA regulations and requirements regarding data integrity.

On April 7, 2017, a jury in the State Court of Houston County in the State of Georgia reached a verdict of $20.5 million in damages against Akorn, Inc. in a product liability case, Ann Pope and Anthony Pope v. Horatio V. Cabasares, M.D., Horatio V. Cabasares, M.D., P.C. Houston Healthcare Systems, Inc., Akorn Sales, Inc., and Akorn, Inc., in which plaintiffs claimed the Company provided inadequate labeling on its product methylene blue.  While an intermediate appellate decision affirmed the verdict on November 2, 2018, the Company intends to appeal to the Georgia Supreme Court challenging liability as well as the compensatory and punitive damage awards.

The legal matters discussed above and others could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial.  We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. Regarding the aforementioned labeling verdict and intermediate appellate decision related to Methylene Blue Injection, the Company updated its previous estimate and has recorded a $20.5 million liability as of September 30, 2018 for which a corresponding insurance receivable $10 million is also recorded. The Company maintains product liability insurance coverage in excess of the amount of the verdict and will seek to enforce its coverage rights in excess of the $10 million receivable noted above. Regarding the other matters disclosed above, the Company has determined that contingent liabilities associated with these legal matters are reasonably possible but they cannot be reasonably estimated. Given the nature of the litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or investigation. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.
Data Integrity Investigations

As previously disclosed in various reports filed with the SEC, the Company, with the assistance of outside consultants, has been investigating alleged breaches of FDA data integrity requirements relating to product development at the Company.  The Company has informed the FDA regarding the investigation and will continue to update the FDA as it proceeds. Although

[26]

Fresenius has sought to rely on purported data integrity deficiencies at Akorn as a basis to terminate the Merger Agreement, and the Delaware Court of Chancery issued an opinion on October 1, 2018, upholding Fresenius's purported termination, to date, the Company’s investigation has not found any facts that the Company believes would result in a material impact on Akorn’s operations. On October 18, 2018, the Company filed a notice of appeal from the Delaware Chancery Court ruling.

Note 13 — Customer, Supplier and Product Concentration

Customer Concentration

In the three and nine month periods ended September 30, 2018 and 2017, a significant portion of the Company’s gross and net revenues reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of September 30, 2018 and December 31, 2017 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) collectively referred to herein as the “Big 3 Wholesalers”, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other individual customer accounted for 10% or more of gross sales, net revenue or gross trade receivables for the indicated dates and periods. If sales to the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. Further, the Company is subject to credit risk from its accounts receivable, more heavily weighted to the Big 3 Wholesalers, but as of and for the three and nine month periods ended September 30, 2018 and 2017, the Company has not experienced significant losses with respect to its collection of these gross accounts receivable balances.

The following table sets forth the percentage of the Company's gross accounts receivable attributable to the Big 3 Wholesalers as of September 30, 2018 and December 31, 2017:

Big 3 Wholesalers combined:	September 30, 2018	December 31, 2017
Percentage of gross trade accounts receivable	85%	86%

The following table sets forth the percentage of the Company’s gross sales attributable to the Big 3 Wholesalers for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Big 3 Wholesalers combined:	2018	2017	2018	2017
Percentage of gross sales	83%	81%	83%	80%

The following table sets forth the Company’s net revenues disaggregated by major customers for the three and nine month periods ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Disaggregation of net revenues by major customers	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Amerisource	$36,613	22.1%	$38,419	19.0%	$113,824	21.1%	$122,010	18.6%
Cardinal	26,835	16.2%	36,110	17.8%	83,886	15.5%	118,337	18.1%
McKesson	40,274	24.3%	58,431	28.9%	136,623	25.3%	178,892	27.3%
Big 3 Wholesalers combined	103,722	62.6%	132,960	65.7%	334,333	61.8%	419,239	64.0%
All Others	61,903	37.4%	69,468	34.3%	206,299	38.2%	235,749	36.0%
Total Revenues	165,625	100.0%	202,428	100.0%	540,632	100.0%	654,988	100.0%

[27]

Sales to the Big 3 Wholesalers primarily represent purchases of products in the Prescription Pharmaceuticals segment and generate the majority of the Prescription Pharmaceuticals segment revenue. The Prescription Pharmaceuticals segment revenue represented 89.6% and 92.4% of the consolidated net revenue for three month periods ended September 30, 2018 and 2017, respectively, while during nine month periods ended September 30, 2018 and 2017, the Prescription Pharmaceuticals segment revenue represented 89.7% and 92.7% of the consolidated net revenue, respectively. Chain pharmacies are the major customers in the Consumer Health segment. For more information, see Note 10 — Segment Information.

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

No individual supplier represented 10% or more of the Company’s purchases in the three and nine month periods ended September 30, 2018 or 2017.

Product Concentration

In the three and nine month periods ended September 30, 2018, none of the Company's products represented 10% or more of its total net revenue. In the three month period ended September 30, 2017, none of the Company's products represented greater than 10% of its total net sales revenue, while Ephedrine Sulfate Injection represented approximately 11% of the Company's total net sales revenue in the nine month period ended September 30, 2017. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing portfolio.

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

[28]

The following table sets forth information about the Company’s income tax (benefit) provision for the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Loss) Income before income taxes	$(88,539)	$(1,937)	$(228,822)	$70,139
Income tax (benefit) provision	(18,399)	960	(41,951)	29,472
Net (loss) income	$(70,140)	$(2,897)	$(186,871)	$40,667

Income tax (benefit) provision as a percentage of (loss) income before income taxes	20.8%	(49.6)%	18.3%	42.0%

During the three and nine month periods ended September 30, 2018, the Company recorded an income tax benefit of $18.4 million and $42.0 million, or 20.8% and 18.3%, of (loss) before income tax in the applicable periods, respectively, while during the three and nine month periods ended September 30, 2017, the Company recorded an income tax provision of $1.0 million and $29.5 million, or (49.6)% and 42.0% of (loss) income before income tax in the applicable periods, respectively. The decreases in the income tax rate as a percentage of (loss) income before income tax for the three and nine month periods ended September 30, 2018 as compared to the same periods in 2017, were principally the result of the enactment of the Tax Act in December 2017, and the incurrence of non-deductible fees in connection with the Delaware Action. The Company used the discrete method to calculate the quarterly provision.

As of September 30, 2018, the Company could not conclude that it was more likely than not that tax benefits from certain foreign net operating losses would be realized.  Accordingly, as of September 30, 2018, the Company increased its valuation allowance to $11.9 million for certain of the losses at its Indian subsidiary and the entire amount of the loss at its Swiss subsidiary, compared to a valuation allowance of $10.5 million as of December 31, 2017.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $25.2 million related to uncertain tax positions as of September 30, 2018.  If recognized, $2.5 million of the above positions would impact the Company’s effective rate, while the remaining $22.6 million would result in adjustments to the Company’s deferred taxes. The Company accounts for interest and penalties as income tax expense. During the nine month period ended September 30, 2018, the Company recorded no penalties and $0.9 million interest related to unrecognized tax benefits. As of September 30, 2018, the Company had an accrual balance of $8.9 million and $6.9 million of penalties and interest, respectively.

Note 15 – Related Party Transactions

In 2018 and 2017, the Company obtained legal services from Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder. During the three month periods ended September 30, 2018 and 2017, the Company obtained legal services totaling $1.2 million and $0.0 million, respectively. During the nine months period ending, September 30, 2018 and 2017, the Company obtained legal services totaling $2.9 million and $0.6 million, of which $0.9 million and $0.1 million was payable as of September 30, 2018 and 2017, respectively.

During the three month periods ended September 30, 2018 and 2017, the Company also obtained and paid legal services totaling $0.2 million and $0.2 million, respectively, to Segal McCambridge Singer & Mahoney, a firm for which the brother in law of the Company's Executive Vice President, General Counsel and Secretary is a partner, and during the nine months period ending, September 30, 2018 and 2017, the Company obtained and paid legal services totaling $0.5 million and $0.4 million to the same firm.

Note 16 – Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

[29]

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-15 — Intangibles — Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this
Update. Accordingly, the amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity (customer) in a hosting arrangement that is a service contract determines which project stage (that is, preliminary project stage, application development stage, or post-implementation stage) an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in this Update also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The term of the hosting arrangement includes the non-cancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. The entity also is required to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets. The amendments in this Update clarify that the capitalized implementation costs related to each module or component of a hosting arrangement that is a service contract are also subject to the guidance in Subtopic 360-10 on abandonment. The amendments in this Update also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company believes that the adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The FASB issued final guidance that removes, modifies and adds certain disclosure requirements for fair value measurements as part of its disclosure framework project as follows:
(a) Removals: The following disclosure requirements were removed from Topic 820:
1. The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy
2. The policy for timing of transfers between levels
3. The valuation processes for Level 3 fair value measurements
4. For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.
(b) Modifications: The following disclosure requirements were modified in Topic 820:
1. In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.
2. For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.
3. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.
(c) Additions: The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

[30]

1. The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period
2. The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.
In addition, the amendments eliminate "at a minimum" from the phrase "an entity shall disclose at a minimum" to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company believes that the adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

In June 2018, the FASB ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under this ASU, an entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company believes that the adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

In February 2016, FASB issued ASU No. 2016-02 - Leases (Topic 842), as modified by subsequently issued ASUs 2018-11 and 2018-10 (collectively ASU 2016-02). ASU 201-09 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year.  ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard initially required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. In July 2018, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. We expect to elect the ‘package of practical expedients’, which permits us to forgo reassessment of our prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to the effective date. Additionally, we expect to elect the practical expedient to not provide comparative reporting periods and therefore financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We do not expect to elect the use-of-hindsight practical expedient or the land easement transition relief, the latter of which is not applicable to our industry. Upon adoption, operating leases will be reported on the statement of financial position as gross-up assets and liabilities. The Company has begun evaluating and planning for adoption and implementation of this ASU, including reviewing all material leases, the ASU practical expedient guidelines, current accounting policy elections, and assessing the overall financial statement impact. We expect this ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is currently being evaluated. The impact of this ASU is non-cash in nature and is not expected to affect the Company’s cash flows.

[31]

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

In March 2017, the FASB issued ASU No. 2017-07, — Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60- 35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Disclosure that the practical expedient was used is required. The standard was adopted on January 1, 2018, and did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.
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

[32]

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

In May 2014, FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASU 2014-09). ASU 2014-09 superseded the revenue recognition requirements in ASC (Topic 605) Revenue Recognition, and most industry specific guidance. This ASU also supersedes some cost guidance included in ASC 605-35 Revenue Recognition Construction Type and Production Type Contracts. Similar to the current guidance, the Company makes significant estimates related to variable consideration at the point of sale, including chargebacks, rebates, product returns, and other discounts and allowances. Revenue is recognized at a point in time upon the transfer of control of the Company's products, which occurs upon delivery for substantially all of the Company's sales.  The Company has adopted the practical expedient to exclude all sales taxes and contract fulfillment costs from the transaction price.  The Company adopted the standard effective January 1, 2018 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. See Note 13 — Customer, Supplier and Product Concentration for the disaggregation of net revenues by major customers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on February 28, 2018, in our Form 10-Q filed on May 2, 2018, in our Form 10-Q filed on August 1, 2018, and in this Form 10-Q, which include, but are not limited to, the following items:

•	There are material uncertainties and risks associated with the pending Merger Agreement and Merger

◦
Fresenius Kabi AG’s purported termination of the Merger Agreement and the litigation related to the Merger pending in court in the State of Delaware may result in significant costs and/or damages liability and in the Merger not being completed in a timely manner or at all

◦
The announcement and pendency of the Merger may impede Akorn’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally

◦	The attention of our employees and management may be diverted due to activities related to the Merger, which may affect our business operations

◦
Matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by Akorn management, which could harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers

◦
The Merger Agreement restricts us from engaging in certain actions without the approval of Fresenius Kabi, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger

[33]

◦
Shareholder litigation in connection with the transactions contemplated by the Merger Agreement and/or alleged breaches of FDA data integrity requirements by the Company may result in significant costs of defense, indemnification and liability;

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

[34]

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

[35]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive (Loss) Income and our segment reporting information for the three and nine month periods ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$148,469	89.6%	$186,988	92.4%	$484,933	89.7%	$607,012	92.7%
Consumer Health	17,156	10.4%	15,440	7.6%	55,699	10.3%	47,976	7.3%
Total revenues, net	165,625	100.0%	202,428	100.0%	540,632	100.0%	654,988	100.0%
Gross profit:
Prescription Pharmaceuticals	50,231	33.8%	91,254	48.8%	197,025	40.6%	328,116	54.1%
Consumer Health	7,031	41.0%	6,509	42.2%	23,744	42.6%	21,185	44.2%
Total gross profit	57,262	34.6%	97,763	48.3%	220,769	40.8%	349,301	53.3%
Operating expenses:
SG&A expenses	63,173	38.1%	53,404	26.4%	209,850	38.8%	154,968	23.7%
Acquisition-related costs	24	—%	34	—%	99	—%	121	—%
R&D expenses	35,389	21.4%	12,250	6.1%	140,627	26.0%	39,417	6.0%
Amortization of intangible assets	13,613	8.2%	15,316	7.6%	39,985	7.4%	46,291	7.1%
Impairment of intangible assets	6,699	4.0%	7,599	3.8%	8,825	1.6%	10,657	1.6%
Litigation rulings and settlements	14,344	8.7%	400	0.2%	13,944	2.6%	(870)	(0.1)%
Operating (loss) income	$(75,980)	(45.9)%	$8,760	4.3%	$(192,561)	(35.6)%	$98,717	15.1%
Other expense, net	(12,559)	(7.6)%	(10,697)	(5.3)%	(36,261)	(6.7)%	(28,578)	(4.4)%
(Loss) Income before income taxes	(88,539)	(53.5)%	(1,937)	(1.0)%	(228,822)	(42.3)%	70,139	10.7%
Income tax (benefit) provision	(18,399)	(11.1)%	960	0.5%	(41,951)	(7.8)%	29,472	4.5%
Net (loss) income	$(70,140)	(42.3)%	$(2,897)	(1.4)%	$(186,871)	(34.6)%	$40,667	6.2%

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Net revenue was $165.6 million for the three month period ended September 30, 2018, representing a decrease of $36.8 million, or 18.2%, as compared to net revenue of $202.4 million for the three month period ended September 30, 2017. The decrease in net revenue in the period was primarily due to $39.6 million decline in organic revenue that was partially offset by $3.4 million net revenue increase in new products and product relaunches. The $39.6 million decline in organic revenue was due to approximately $33.4 million, or 16.5% and $6.2 million, or 3.1%, in volume and price declines, respectively. The organic revenue decline was principally due to the effect of competition on Ephedrine Sulfate Injection, Lidocaine Ointment, Methylene Blue Injection and Nembutal.

[36]

The Prescription Pharmaceuticals segment revenue of $148.5 million for the three month period ended September 30, 2018 represented a decrease of $38.5 million, or 20.6%, as compared to revenue of $187.0 million for the three month period ended September 30, 2017.

The Consumer Health segment revenue of $17.2 million for the three month period ended September 30, 2018 represented an increase of $1.8 million, or 11.3%, as compared to revenue of $15.4 million for three month period ended September 30, 2017. The $1.8 million increase in revenue is primarily attributed to the effect of the TheraTears® direct-to-consumer ("DTC") advertising campaign that launched in October 2017.

The net revenue for the three month period ended September 30, 2018 of $165.6 million was net of adjustments totaling $271.1 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended September 30, 2018 were $188.9 million, or 43.3% of gross sales, compared to $236.7 million, or 40.4% of gross sales for the three month period ended September 30, 2017.  The $47.8 million decrease in chargeback expense was due to lower gross sales in the current period as compared to prior year same period. Rebates, administrative fees and other expenses for the three month period ended September 30, 2018 were $66.8 million, or 15.3% of gross sales, compared to $127.9 million, or 21.8% for three month period ended September 30, 2017. The $61.1 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines as well as product mix and customer mix. Our product returns provision for the three month period ended September 30, 2018 was $4.8 million, or 1.1% of gross sales, compared to $6.2 million, or 1.1% of gross sales for the three month period ended September 30, 2017.  Discounts and allowances were $8.5 million or 1.9% of gross sales for the three month period ended September 30, 2018, compared to $11.3 million, or 1.9% of gross sales for the three month period ended September 30, 2017. Advertisement and promotion expenses were $2.1 million or 0.5% of gross sales for the three month period ended September 30, 2018, compared to $1.8 million, or 0.3% of gross sales for the three month period ended September 30, 2017.

Consolidated gross profit for the quarter ended September 30, 2018 was $57.3 million, or 34.6% of net revenue, compared to $97.8 million, or 48.3% of net revenue, in the corresponding prior year quarter. The decline in the gross profit percentage was principally due to increased operating costs associated with FDA compliance related improvement activities, unfavorable variances due to decreased production resulting from a planned maintenance shutdown at our Decatur manufacturing facility, as well as unfavorable product mix shifts.

Total operating expenses were $133.2 million in the three month period ended September 30, 2018, an increase of $44.2 million, or 49.7%, from the prior year quarter amount of $89.0 million. The $44.2 million increase was primarily driven by approximately $23.1 million, $13.9 million, and $9.8 million increases in Research and development (“R&D”) expenses, Litigation rulings and settlements, and Selling, general and administrative (“SG&A”), respectively that were partially offset by a decrease of $1.7 million in Amortization of intangibles. The following is a discussion of the main drivers of the increase:

R&D expenses were $35.4 million in the three month period ended September 30, 2018, an increase of $23.1 million or 188.9% over the prior year quarter amount of $12.3 million.  The $23.1 million increase was primarily due to impairment of intangible assets of $23.0 million in the three month period ended September 30, 2018 compared to no impairments in the three month period ended September 30, 2017.

Litigation rulings and settlements were $14.3 million in the three month period ended September 30, 2018, an increase of $13.9 million, from the prior year quarter amount of $0.4 million. The primary drivers of the $13.9 million increase were $10.5 million related to an intermediate appellate decision for damages in a product liability case in the three month period ended September 30, 2018, and $3.8 million for an adverse arbitration decision related to a contract dispute in the three month period ended September 30, 2018.

SG&A expenses were $63.2 million in the three month period ended September 30, 2018, an increase of $9.8 million, or 18.3%, from the prior year quarter amount of $53.4 million. The primary drivers of the $9.8 million increase were $9.4 million legal expenses attributed to the Delaware Action and $5.8 million expenses related to the data integrity assessment projects, which were partially offset by a decrease of $10.5 million in restatement related expenses.

Non-operating expenses were $12.6 million in the three month period ended September 30, 2018, an increase of $1.9 million, or 17.4%, from the comparative prior year period amount of $10.7 million. The $1.9 million increase was driven by $2.1 million increase in interest expense during the three month period ended September 30, 2018 compared to the same period in 2017.

[37]

For the three month period ended September 30, 2018, we recorded an income tax benefit of approximately $18.4 million on our net loss before income taxes of $88.5 million, which represented an effective tax benefit rate of 20.8%.  In the prior year quarter ended September 30, 2017, our income tax provision was $1.0 million based on an effective tax provision rate of 49.6%. The decrease in the income tax rate as a percentage of (loss) income before income tax for the quarter ended September 30, 2018 as compared to the same period in 2017, was principally the result of the enactment of the Tax Act in December 2017, and the incurrence of non-deductible fees in connection with the Delaware Action.

The Company reported a net loss of $70.1 million for the three month period ended September 30, 2018, or 42.3% of net revenue, compared to net loss of $2.9 million for the three month period ended September 30, 2017, or 1.4% of net revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Net revenue was $540.6 million for the nine month period ended September 30, 2018, representing a decrease of $114.4 million, or 17.5%, as compared to net revenue of $655.0 million for the nine month period ended September 30, 2017. The decrease in net revenue in the period was primarily due to $123.1 million decline in organic revenue. The $123.1 million decline in organic revenue was due to approximately $75.5 million, or 11.5%, and $47.6 million, or 7.3%, in volume and price declines, respectively. The organic revenue decline was principally due to the effect of competition on Ephedrine Sulfate Injection, Nembutal and Lidocaine Ointment.

The Prescription Pharmaceuticals segment revenue of $484.9 million for the nine month period ended September 30, 2018 represented a decrease of $122.1 million, or 20.1%, as compared to revenue of $607.0 million for the nine month period ended September 30, 2017.

The Consumer Health segment revenue of $55.7 million for the nine month period ended September 30, 2018 represented an increase of $7.7 million, or 16.1%, as compared to revenue of $48.0 million for the nine month period ended September 30, 2017. The $7.7 million increase in revenue is primarily attributed to the TheraTears® DTC advertising campaign.

The net revenue for the nine month period ended September 30, 2018 of $540.6 million was net of adjustments totaling $924.4 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the nine month period ended September 30, 2018 were $635.3 million, or 43.4% of gross sales, compared to $754.1 million, or 41.1% of gross sales for the nine month period ended September 30, 2017.  The $118.8 million decrease in chargeback expense was due to lower gross sales in the current period as compared to prior year same period. Rebates, administrative fees and other expenses for the nine month period ended September 30, 2018 were $234.2 million, or 16.0% of gross sales, compared to $362.0 million, or 19.7% for nine month period ended September 30, 2017. The $127.8 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines as well as product mix and customer mix. Our product returns provision for the nine month period ended September 30, 2018 was $18.1 million, or 1.2% of gross sales, compared to $22.7 million, or 1.2% of gross sales for the nine month period ended September 30, 2017.  Discounts and allowances were $28.7 million or 2.0% of gross sales for the nine month period ended September 30, 2018, compared to $35.1 million, or 1.9% of gross sales for the nine month period ended September 30, 2017. Advertisement and promotion expenses were $8.2 million or 0.6% of gross sales for the nine month period ended September 30, 2018, compared to $5.0 million, or 0.3% of gross sales for the nine month period ended September 30, 2017.

Consolidated gross profit for the nine month period ended September 30, 2018 was $220.8 million, or 40.8% of net revenue, compared to $349.3 million, or 53.3% of net revenue, in the corresponding prior year period. The decline in the gross profit percentage was principally due to unfavorable product mix shifts primarily driven by the effect of competition on Ephedrine Sulfate Injection, unfavorable variances due to decreased production resulting from a planned maintenance shutdown at our Decatur manufacturing facility during the quarter ended September 30, 2018, as well as increased operating costs associated with FDA compliance related improvement activities.

Total operating expenses were $413.3 million in the nine month period ended September 30, 2018, an increase of $162.7 million, or 64.9%, from the comparative prior year period amount of $250.6 million. The $162.7 million increase was primarily driven by approximately $101.2 million, $54.9 million, and $14.8 million increases in R&D expenses, SG&A and Litigation rulings and settlements, respectively that were partially offset by a decrease of and $6.3 million in Amortization of intangibles. The following is a discussion of the main drivers of the increase:

R&D expenses were $140.6 million in the nine month period ended September 30, 2018, an increase of $101.2 million or 256.8% over the comparative prior year period amount of $39.4 million.  The $101.2 million increase was primarily due

[38]

to impairment of intangible assets of $104.2 million in the nine month period ended September 30, 2018 compared to impairments of $5.0 million in the nine month period ended September 30, 2017.

SG&A expenses were $209.9 million in the nine month period ended September 30, 2018, an increase of $54.9 million, or 35.4%, from the comparative prior year period amount of $155.0 million. The primary drivers of the $54.9 million increase were $34.4 million legal expenses attributed to the Delaware Action and $22.4 million expenses related to the data integrity assessment projects and $11.6 million increase in advertising and promotional expenses of which $10.5 million is related to the TheraTears® DTC advertising campaign. These were partially offset by a decrease of $16.5 million in restatement related expenses.

Litigation rulings and settlements were $13.9 million in the nine month period ended September 30, 2018, an increase of $14.8 million, from the comparative prior year period amount of $(0.9) million. The primary drivers of the $14.8 million increase were $10.5 million related to an intermediate appellate decision for damages in a product liability case in the three month period ended September 30, 2018, and $3.8 million for an adverse arbitration decision related to a contract dispute in the three month period ended September 30, 2018.

Non-operating expenses were $36.3 million in the nine month period ended September 30, 2018, an increase of $7.7 million, or 26.9%, from the comparative prior year period amount of $28.6 million. The $7.7 million increase was primarily driven by $3.9 million increase in interest expense during the nine month period ended September 30, 2018 compared to the same period in 2017, and $3.0 million income attributed to receipt and subsequent sale of the Nicox securities that the Company received as a milestone payment in the second quarter of 2017.

For the nine month period ended September 30, 2018, we recorded an income tax benefit of approximately $42.0 million on our net loss before income taxes of $228.8 million, which represented an effective tax benefit rate of 18.3%.  In the prior year nine month period ended September 30, 2017, our income tax provision was $29.5 million based on an effective tax provision rate of 42.0%. The decrease in the income tax rate as a percentage of (loss) income before income tax for the nine month period ended September 30, 2018 as compared to the same period in 2017, was principally the result of the enactment of the Tax Act in December 2017, and the incurrence of non-deductible fees in connection with the Delaware Action.

The Company reported a net loss of $186.9 million for the nine month period ended September 30, 2018, or 34.6% of net revenue, compared to net income of $40.7 million for the nine month period ended September 30, 2017, or 6.2% of net revenue.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2018, we had cash and cash equivalents of $275.3 million, which was $92.8 million less than our cash and cash equivalents balance of $368.1 million as of December 31, 2017.  This decrease in cash and cash equivalents was driven by net investing cash outflows of $51.1 million, net operating cash outflows of $36.7 million, and net financing cash outflows of $5.0 million. Our net working capital was $476.4 million at September 30, 2018, compared to $559.1 million at December 31, 2017, a decrease of $82.7 million.

Operating Cash Flows

[39]

(amounts in thousands)	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(186,871)	$40,667
Adjustments to reconcile consolidated net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	61,101	63,792
Amortization of debt financing costs	3,912	3,912
Impairment of intangible assets	112,998	15,678
Non-cash stock compensation expense	17,199	15,626
Income from available-for-sale securities	—	(3,032)
Deferred income taxes, net	(42,726)	(3,407)
Loss on sale of available-for-sale securities	—	199
Other	467	253
Changes in operating assets and liabilities:
Trade accounts receivable	(22,269)	94,520
Inventories, net	(11,422)	(7,286)
Prepaid expenses and other current assets	(2,016)	(22,469)
Trade accounts payable	10,752	(1,782)
Accrued expenses and other liabilities	22,135	11,780
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(36,740)	$208,451

During the year to date period ended September 30, 2018, operating activities generated $36.7 million in negative cash flows. This negative cash flow was principally the result of our consolidated net loss of $186.9 million, an increase of $22.3 million in trade accounts receivable, an increase of $11.4 million in inventories, net, partially offset by a net inflow from non-cash expenses of $152.5 million, an increase of $10.8 million in trade accounts payable, an increase in prepaid expenses and other current assets of $2.0 million, and a $22.1 million increase in accrued expenses and other liabilities.

During the nine month period ended September 30, 2017, operating activities generated $208.5 million in cash flows. This positive cash flow was principally the result of consolidated net income of $40.7 million, a decrease of $94.5 million in accounts receivable, a $92.6 million net inflow of non-cash expenses, an increase of $11.8 million in accrued expenses, offset by an increase in prepaid expenses and other current assets of $22.5 million, an increase of $7.3 million in inventories, net, and a $1.8 million decrease in trade payable.

Investing Cash Flows

(amounts in thousands)	Nine Months Ended September 30,
	2018	2017
INVESTING ACTIVITIES:
Proceeds from disposal of assets	$28	$4,811
Payments for intangible assets	(50)	(200)
Purchases of property, plant and equipment	(51,045)	(77,538)
NET CASH USED IN INVESTING ACTIVITIES	$(51,067)	$(72,927)

We used $51.1 million in investing activities during the nine month period ended September 30, 2018. Of this total, $51.0 million was used to acquire property, plant and equipment.

We used $72.9 million in investing activities during the nine month period ended September 30, 2017. Of this total $77.5 million was used to acquire property, plant and equipment, partially offset by $4.8 million received in proceeds related to the disposition of assets.

Financing Cash Flows

[40]

(amounts in thousands)	Nine Months Ended September 30,
	2018	2017
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	$546	$9,314
Stock compensation plan withholdings for employee taxes	(776)	(2,079)
Payment of contingent acquisition liabilities	(4,793)	—
Lease payments	(10)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(5,033)	$7,235

Financing activities used $5.0 million in the nine month period ended September 30, 2018, consisting of $4.8 million used for consideration payable payments and $0.8 million for Stock compensation plan withholdings for employee taxes related to vested RSUs, partially offset by $0.5 million of proceeds from employee stock option exercises.

Financing activities generated $7.2 million in the nine month period ended September 30, 2017, consisting of $9.3 million from the proceeds of employee stock option exercises, partially offset by $2.1 million used for stock compensation plan withholdings for employee taxes related to vested RSUs.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the United States, India and Switzerland. Most notably, we continue to expend significant amounts in order to gain compliance with FDA requirements at AIPL. Furthermore, the Company expects to continue to expend significant amounts in order to comply with the DSCSA. We also expect to continue to incur a significant amount of expenses for the ongoing Delaware Action and data integrity related FDA compliance matters. Our cash obligations include the principal and interest payments due on our Term Loans and any amount we may borrow under the JPMorgan Facility (as both described throughout this report) and the amount required to effect the repurchase of shares of our common stock in accordance with the Stock Repurchase Program discussed in Item 1, Note 11 - "Share Repurchases." As of September 30, 2018, the Company had $155.0 million remaining under the repurchase authorization. We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

Refer to Item 1, Note 8 - "Financing Arrangements" for further detail of debt obligations as of and for the quarter ended September 30, 2018.

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

As of September 30, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

[42]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 - "Commitments and Contingencies" of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

Other than the risk factors described in our Form 10-Q filed on May 2, 2018, in our Form 10-Q filed on August 1, 2018, and set forth below, there have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2017:

We have filed a lawsuit against Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA in relation to the Merger, and defendants filed a counterclaim. If we are unsuccessful in our lawsuit, our current shareholders may not realize the anticipated benefits contemplated by the Merger Agreement.

On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement.  On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment.  The complaint alleges, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of actions designed to hamper and ultimately block the Merger and (iii) Akorn has performed its obligations under the Merger Agreement, and is ready, willing and able to close the Merger.  The complaint seeks, among other things, a declaration that Fresenius Kabi AG's termination is invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger. On April 30, 2018, the defendants filed a verified counterclaim alleging that, due primarily to purported data integrity deficiencies at Akorn, the Company had breached representations and warranties and covenants in the Merger Agreement, and that it had experienced a material adverse effect. The verified counterclaim seeks, among other things, a declaration that defendants’ purported termination of the Merger Agreement was valid and that defendants are not obligated to consummate the transaction, and damages.

Following expedited discovery, from July 9 to 13, 2018, the Court of Chancery held a trial on the parties’ claims (collectively, the “Delaware Action”). At the conclusion of trial, the Court of Chancery ordered post-trial briefing, which was completed on August 20, 2018, and a post-trial hearing, which was held on August 23, 2018.

On October 1, 2018, the Court of Chancery issued an opinion (the “Opinion”) denying Akorn’s claims for relief and concluding that Fresenius Kabi AG had validly terminated the Merger Agreement. The Court of Chancery concluded that Akorn had experienced a material adverse effect due to its financial performance following the signing of the Merger Agreement; that Akorn had breached representations and warranties in the Merger Agreement and that those breaches would reasonably be expected to give rise to a material adverse effect; that Akorn had materially breached covenants in the Merger Agreement; and that Fresenius was materially in compliance with its own contractual obligations. On October 17, 2018, the Court of Chancery entered partial final judgment against Akorn on its claims and in favor of the Fresenius parties on their claims for declaratory judgment. The Court of Chancery entered an order holding proceedings on the Fresenius parties’ damages claims in abeyance pending the resolution of any appeal from the partial final judgment.

On October 18, 2018, Akorn filed a notice of appeal from the Opinion and the partial final judgment, as well as a motion seeking expedited treatment of its appeal. On October 23, 2018, the Delaware Supreme Court granted Akorn's motion for expedited treatment and set a hearing on Akorn's appeal for December 5, 2018.

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

[43]

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

Date: November 6, 2018

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2018, filed on November 6, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[46]