Form 10-Q
period 2019-03-31
AKORN INC
filed 2019-05-09
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

[1]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	AKRX	The NASDAQ Global Select Market

At April 30, 2019, there were 125,850,278 shares of common stock, no par value, outstanding.

[2]

[3]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Certain prior-period amounts have been reclassified to conform to current-period presentation including research and development expenses and impairment of intangible assets, net on the condensed consolidated statements of comprehensive (loss) and other non-current assets, prepaid expenses and other current assets, accrued legal fees, FIN 48 reserve and accrued expenses and other liabilities on the condensed consolidated statements of cash flows.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$184,090	$224,868
Trade accounts receivable, net	174,325	153,126
Inventories, net	162,752	173,645
Prepaid expenses and other current assets	29,286	32,180
TOTAL CURRENT ASSETS	550,453	583,819
PROPERTY, PLANT AND EQUIPMENT, NET	325,970	334,853
OTHER LONG-TERM ASSETS
Goodwill	267,923	283,879
Intangible assets, net	263,644	284,976
Right-of-use assets, net - Operating leases	21,973	—
Other non-current assets	7,228	7,730
TOTAL OTHER LONG-TERM ASSETS	560,768	576,585
TOTAL ASSETS	$1,437,191	$1,495,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$38,419	$39,570
Income taxes payable	13,925	—
Accrued royalties	7,079	6,786
Accrued compensation	16,529	19,745
Accrued administrative fees	28,165	36,767
Accrued legal fees and contingencies	49,710	52,413
Current portion of lease liability - Operating leases	2,238	—
Accrued expenses and other liabilities	12,721	15,542
TOTAL CURRENT LIABILITIES	168,786	170,823
LONG-TERM LIABILITIES
Long-term debt (net of non-current deferred financing costs)	821,715	820,411
Deferred tax liability	530	566
FIN 48 reserve	51,410	49,990
Long-term lease liability - Operating leases	21,480	—
Pension obligations and other liabilities	7,521	9,601
TOTAL LONG-TERM LIABILITIES	902,656	880,568
TOTAL LIABILITIES	1,071,442	1,051,391
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value - 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018.	—	—
Common stock, no par value – 150,000,000 shares authorized; 125,578,913 and 125,492,373 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	579,157	574,553
(Accumulated deficit)	(189,349)	(107,168)
Accumulated other comprehensive (loss)	(24,059)	(23,519)
TOTAL SHAREHOLDERS’ EQUITY	365,749	443,866
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,437,191	$1,495,257
 See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues, net	$165,871	$184,063
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	112,358	101,835
GROSS PROFIT	53,513	82,228

Selling, general and administrative expenses	72,498	62,994
Research and development expenses	8,714	12,644
Amortization of intangibles	11,065	13,190
Impairment of goodwill	15,955	—
Impairment of intangible assets	10,354	18,815
Litigation rulings and settlements	410	—
TOTAL OPERATING EXPENSES	118,996	107,643

OPERATING (LOSS)	(65,483)	(25,415)
Amortization of deferred financing costs	(1,304)	(1,304)
Interest expense, net	(14,327)	(9,578)
Other non-operating income, net	353	270

(LOSS) BEFORE INCOME TAXES	(80,761)	(36,027)
Income tax provision (benefit)	1,420	(7,280)

NET (LOSS)	$(82,181)	$(28,747)
NET (LOSS) PER SHARE
NET (LOSS) PER SHARE, BASIC	$(0.65)	$(0.23)
NET (LOSS) PER SHARE, DILUTED	$(0.65)	$(0.23)

SHARES USED IN COMPUTING NET (LOSS) PER SHARE
BASIC	125,566	125,240
DILUTED	125,566	125,240

COMPREHENSIVE (LOSS)
Net (loss)	$(82,181)	$(28,747)
Unrealized holding (loss) on available-for-sale securities, net of tax of $0 for the three month period ended March 31, 2018.	—	(1)
Foreign currency translation (loss)	(424)	(848)
Pension liability adjustment (loss) gain, net of tax of $30 and ($1) for the three months ended March 31, 2019 and 2018, respectively.	(116)	4
COMPREHENSIVE (LOSS)	$(82,721)	$(29,592)
See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018
(In Thousands)

	Shares	Common Stock	(Accumulated Deficit)	Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2018	125,492	$574,553	$(107,168)	$(23,519)	$443,866
Consolidated net (loss)	—	—	(82,181)	—	(82,181)
Compensation and share issuances related to restricted stock awards	121	3,110	—	—	3,110
Stock-based compensation expense - stock options	—	1,381	—	—	1,381
Foreign currency translation loss	—	—	—	(424)	(424)
Stock compensation plan withholdings for employee taxes	(34)	(116)	—	—	(116)
Akorn AG pension liability adjustment	—	—	—	(116)	(116)
Employee stock purchase plan expense	—	229	—	—	229
BALANCES AT MARCH 31, 2019 (unaudited)	125,579	$579,157	$(189,349)	$(24,059)	$365,749

		Common Stock	Retained Earnings		Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2017	125,091	$550,472	$294,741	—	$(13,968)	$831,245
Consolidated net (loss)	—	—	(28,747)		—	$(28,747)
Exercise of stock options	22	546	—		—	$546
Compensation and share issuances related to restricted stock awards	—	2,349	—		—	$2,349
Stock-based compensation expense - stock options	—	3,159	—		—	$3,159
Foreign currency translation loss	—	—	—		(848)	$(848)
Unrealized holding loss on available-for-sale securities	—	—	—		(1)	$(1)
Akorn AG pension liability adjustment	—	—	—		4	$4
Employee stock purchase plan payment expense	146	2,809	—		—	$2,809
BALANCES AT MARCH 31, 2018 (unaudited)	125,259	$559,335	$265,994		$(14,813)	$810,516

See notes to condensed consolidated financial statements.

[7]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net (loss)	$(82,181)	$(28,747)
Depreciation and amortization	18,750	20,278
Amortization of debt financing fees	1,304	1,304
Impairment of intangible assets	10,354	18,815
Goodwill impairment	15,955	—
Fixed asset impairment and other	10,089	—
Non-cash stock compensation expense	4,720	5,508
Deferred income taxes, net	(28)	(7,833)
Other	(31)	218
Changes in operating assets and liabilities:
Other non-current assets	584	37
Trade accounts receivable	(21,283)	(35,508)
Inventories, net	10,819	(9,292)
Prepaid expenses and other current assets	1,079	11,997
Trade accounts payable	722	11,318
Accrued Legal Fees	(2,703)	(12,853)
FIN 48 Reserve	1,420	512
Accrued expenses and other liabilities	(33)	(7,345)
NET CASH (USED IN) OPERATING ACTIVITIES	$(30,463)	$(31,591)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,059)	(22,340)
NET CASH (USED IN) INVESTING ACTIVITIES	$(10,059)	$(22,340)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	546
Stock compensation plan withholdings for employee taxes	(116)	—
Payment of contingent acquisition liabilities	—	(4,793)
Lease payments	$(335)	$(3)
NET CASH (USED IN) FINANCING ACTIVITIES	$(451)	$(4,250)
Effect of exchange rate changes on cash and cash equivalents	54	41
(DECREASE) IN CASH AND CASH EQUIVALENTS	$(40,919)	$(58,140)
Cash and cash equivalents, and restricted cash at beginning of period	225,794	369,889
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$184,875	$311,749
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$16,314	$12,262
Amount (received) paid for income taxes, net	$(14,526)	$8,205
Additional capital expenditures included in accounts payable	$4,641	$8,227
See notes to condensed consolidated financial statements.

[8]

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Business and Basis of Presentation

Business: Akorn, Inc., together with its wholly-owned subsidiaries (collectively “Akorn,” the “Company,” “we,” “our” or “us”) is a specialty generic pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals, branded as well as private-label over-the-counter consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products in alternative dosage forms. We focus on difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays. In previous years, the Company completed numerous mergers, acquisitions and product acquisitions which resulted in significant growth.

Akorn, Inc. is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We have pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois and Cranbury, New Jersey. We maintain other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

During the three month periods ended March 31, 2019 and 2018, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Part I, Item 1, Note 10 - “Segment Information.”

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX. Our principal corporate office is located at 1925 West Field Court Suite 300, Lake Forest, Illinois 60045, with telephone number (847) 279-6100.

Terminated Merger Agreement: On April 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fresenius Kabi AG, a German stock corporation (“Parent”), Quercus Acquisition, Inc., a Louisiana corporation and wholly-owned subsidiary of Parent (“Merger Sub”) and, solely for purposes of Article VIII thereof, Fresenius SE & Co. KGaA, a German partnership limited by shares.

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

[9]

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

On February 20, 2019, the Fresenius parties filed a motion for leave to amend and supplement their counterclaim. The Fresenius parties’ proposed amended and supplemented counterclaim alleged that Akorn fraudulently induced Fresenius to enter into the Merger Agreement and thereafter breached contractual representations and warranties and covenants therein. It sought damages of approximately $102 million. On February 25, 2019, Akorn filed an opposition to the Fresenius parties’ motion for leave to amend and supplement their counterclaim, arguing that the motion was untimely and prejudicial. On February 27, 2019, the Fresenius parties filed a reply in further support of their motion to file an amended and supplemented counterclaim. On February 28, 2019, the Court of Chancery denied the Fresenius parties’ motion for leave to file an amended and supplemented counterclaim. On March 15, 2019, the Fresenius parties served interrogatories in furtherance of their claim for damages purportedly resulting from breaches of contractual representations and warranties and covenants in the Merger Agreement.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed on March 1, 2019.

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

Significant estimates and assumptions for the Company relate to the allowances for chargebacks, rebates, product returns, coupons, promotions and doubtful accounts, as well as the reserve for slow-moving and obsolete inventories, the carrying value and lives of intangible assets, the useful lives of fixed assets, impairments of fixed assets, the carrying value of deferred income

[10]

tax assets and liabilities, the assumptions underlying share-based compensation and accrued but unreported employee benefit costs.

Going Concern: In connection with the preparation of the financial statements for the three month period ended March 31, 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued.

As further described in Note 8 - "Financing Arrangements,” on May 6, 2019, the Company and certain Lenders entered into a Standstill Agreement and First Amendment (the “Standstill Agreement”) to its Term Loan Agreements. Pursuant to the terms of the Standstill Agreement, the Company must enter into a “Comprehensive Amendment” to the Term Loan Agreements that is satisfactory in form and substance to the Lenders. If the Company does not enter into a Comprehensive Amendment by December 13, 2019 or refinance or otherwise address the outstanding Term Loans, an event of default will occur under the Term Loan Agreements which, if not waived, could materially affect the Company’s business, financial position and results of operations. If an event of default occurs and the Lenders accelerate the obligations under the Term Loan Agreements, the Company may not be able to repay the obligations that become immediately due and it could have a material negative impact on the Company’s liquidity and business.

The Company evaluated the impact of entering into the Standstill Agreement on its ability to continue as a going concern. As the Company’s ability to enter into a Comprehensive Amendment with the Lenders is not within its control, and failure to do so would result in an event of default under the Term Loan Agreements, these conditions in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements are filed. The Company will actively seek to refinance or otherwise address the Term Loans or enter into a “Comprehensive Amendment” to the Term Loan Agreements by December 13, 2019. Based on discussions with the Company’s financial advisor, the Company believes that it will be able to refinance or otherwise address the Term Loans within this timeframe. In the event that the Company is unable to refinance or otherwise address the Term Loans, the Company would seek to enter into a “Comprehensive Amendment” to the Term Loan Agreements. The Standstill Agreement requires the Company and Lenders to negotiate in good faith to enter into such a Comprehensive Amendment.
Revenue Recognition:  Revenue is recognized at a point in time upon the transfer of control of the Company’s products, which occurs upon delivery for substantially all of the Company’s sales. The promises within the contract that are distinct are primarily the Company’s supply of products, which represents a single performance obligation. The consideration the Company receives in exchange for its goods or services is only recognized when it is probable that a significant reversal will not occur. The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable consideration. The Company makes significant estimates for related variable consideration at the point of sale, including chargebacks, rebates, product returns and other discounts and allowances. All sales taxes are excluded from the transaction price. The Company expenses contract fulfillment costs when incurred since the amortization period would have been less than one year. Payment terms are primarily less than 90 days.

Provision for estimated chargebacks, rebates, discounts, managed care rebates, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

Freight:  The Company records shipping and handling expense related to product sales as cost of sales.

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents. At March 31, 2019 and December 31, 2018, approximately $0.8 million and $0.9 million, respectively, of cash held by AIPL was restricted, and was reported within prepaid expenses and other current assets.

The following table sets forth the components of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows for the three month periods ended March 31, 2019 and 2018 (in thousands):

[11]

Cash, Cash Equivalents, and Restricted Cash	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$184,090	$309,377
Restricted cash	785	2,372
Total cash, cash equivalents, and restricted cash	$184,875	$311,749

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

For the three month period ended March 31, 2019, the Company incurred a chargeback provision of $205.4 million, or 44.8% of gross sales of $458.6 million, compared to $224.0 million, or 43.0% of gross sales of $520.5 million in the prior year period. The dollar decrease and percent increase in the comparative period was the result of gross sales decreases and a change in contractual terms with a major customer in the first quarter of 2018. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

[12]

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 560 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.7 million or decrease the chargeback reserve by $2.9 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended March 31, 2019, the Company incurred rebates, administrative fees and others of $64.3 million, or 14.0% of gross sales of $458.6 million, compared to $92.3 million, or 17.7% of gross sales of $520.5 million in the prior year period. The dollar and percent decreases from the comparative period were the result of gross sales decreases and product mix shifts to products with lower rebates, administrative fees and others expense percentages. Additionally, a change in contractual terms with a major customer in the first quarter of 2018, resulted in a decrease in rebates, which is also a contributing factor in the variances between the two periods compared. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 560 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by $0.0 million or decrease the same reserve by $0.4 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our recent experience with wholesalers’

[13]

strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended March 31, 2019, the Company incurred a return provision of $11.9 million, or 2.6% of gross sales of $458.6 million, compared to $7.1 million, or 1.4% of gross sales of $520.5 million in the prior year period. We note that the dollar and percentage increased in the comparative period was primarily due to the timing of returns processing. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates include: acquisitions and integration activities that consolidate dissimilar contract terms and could increase or decrease the return rate depending on the contracting power of the acquired business and consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 0.3 months change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $0.3 million or decrease of $0.4 million in return reserve expense if the lag increases or decreases, respectively. The average 0.3 months change in the lag from the time of sale to the time the product return is processed was determined based on the difference between the high and low lag time for the past twelve month historical activities. This sensitivity analysis is a change from the three month period ended March 31, 2018, which was determined based on the average variances for the last six months of returns activity. The prior method did not give a measurable variance to calculate a sensitivity. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

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

[14]

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

Intangible Assets: Intangible assets consist primarily of goodwill, which is carried at its initial value, subject to impairment testing, In-Process Research and Development ("IPR&D"), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, normally ranging from one year to thirty years. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows. If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. Impairments are recorded within the impairment of intangible assets line in the Condensed Consolidated Statements of Comprehensive (Loss).

Leases: The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and month-to-month agreements. Our leases have initial lease terms of one to ten years, some of which include options to extend and/or terminate the lease. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. Certain leases have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less ("Short-term leases") are not recorded on the Condensed Consolidated Balance Sheet. We recognize rent expense on a straight-line basis over the lease term. Right-of-use ("ROU") assets, net represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The operating lease ROU asset also include any lease prepayments and is reduced by any lease incentives. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When the lease agreement does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. See Note 17 — Leasing Arrangements for more information.

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

[15]

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	March 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$184,090	$184,090	$—	$—
Nicox stock with lockup provisions	18	—	—	18
Total assets	$184,108	$184,090	$—	$18

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$224,868	$224,868	$—	$—
Nicox stock with lockup provisions	18	—	—	18
Total assets	$224,886	$224,868	$—	$18

In accordance with ASC 820 - Fair Value Measurement, the Company records unrealized holding gains and losses on available-for-sale securities in the “Accumulated other comprehensive (loss)” caption in the Condensed Consolidated Balance Sheet. As of March 31, 2019, the Company maintained rights to receive a small number of shares of Nicox stock held in an expense escrow. The unrealized holding loss on these shares was a negligible dollar amount as of March 31, 2019. The escrow shares are not expected to be released within one year, and accordingly, the original cost basis of less than $0.1 million on these shares is included within other non-current assets on the Company’s Condensed Consolidated Balance Sheet as of March 31,

[16]

2019. The fair value of the investment is estimated using observable and unobservable inputs to discount for lack of marketability.

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

The stock-based compensation expense related to performance share units (“PSUs”) is estimated at grant date based on the fair value of the award. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using an advanced option-pricing model, such as a Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. For PSUs granted with vesting subject to performance conditions, the fair value of the award is based on the market price of the underlying shares on grant date. Expense from such awards is recognized ratably over the vesting period, but is based upon an ongoing evaluation of the number of shares expected to vest and will be adjusted to reflect those awards that do ultimately vest.

The stock-based compensation expense related to restricted stock unit awards (“RSUs”) is based on the fair value of the underlying shares on date of grant. Expense is recognized ratably over the vesting period, reduced by an estimate of future forfeitures.

Note 3 — Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants.  On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Under the Omnibus Plan, 8.0 million shares of the Company’s common stock were made available for issuance pursuant to equity awards. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan (the "2014 Plan"), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016. The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), performance share unit awards ("PSUs") or various other instruments to directors, employees and consultants.  Following shareholder approval of the Omnibus Plan, no new awards could be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms.

As of March 31, 2019, there were approximately 3.2 million stock options and 0.1 million RSU shares outstanding under the 2014 Plan. The 2014 Plan had replaced the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013. No awards remain outstanding under the 2003 Plan.

Under the Omnibus Plan, there were approximately 3.8 million RSU shares, 1.0 million PSU shares and 0.5 million stock option award shares outstanding as of March 31, 2019. As of March 31, 2019, approximately 2.2 million shares remained available for future award grants under the Omnibus Plan.

Also granted in, and outstanding as of the three month period ended March 31, 2019, were inducement awards consisting of 0.5 million RSU shares, 0.2 million PSU shares and 0.4 million stock option award shares.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 - Compensation — Stock Compensation. Accordingly, stock-based compensation cost for stock options and RSUs is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. Treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical

[17]

experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, as necessary, if actual forfeitures differ from those estimates.

PSU awards granted with vesting subject to market conditions are valued at date of grant through a Monte Carlo simulation model. The calculated grant-date fair value is recognized ratably over the vesting period, subject to forfeiture estimates. PSU awards granted with vesting subject to, and determined by, performance conditions are valued at grant based on the closing price of the Company’s stock and anticipated vesting level at grant date. The awards are re-evaluated quarterly to determine the vesting level that is more likely than not to be achieved, and cumulative expense is adjusted accordingly.

The Company uses the single-award method for allocating compensation cost related to stock options to each period. The following table sets forth the components of the Company’s share-based compensation expense for the three month period ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$1,381	$3,159
Employee stock purchase plan	229	—
Restricted stock units and Performance share units	3,110	2,349
Total stock-based compensation expense	$4,720	$5,508

Stock Option awards

From time to time, the Company has granted stock option awards to certain employees, executives and directors. No stock options were granted in 2018. Set forth in the following table are the weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Company's equity compensation plans during the three month period ended March 31, 2019, along with the weighted-average grant date fair values:

	Three Months Ended March 31,
	2019	2018
Expected volatility	67%	—%
Expected life (in years)	6.2	—
Risk-free interest rate	2.52%	—%
Dividend yield	—	—
Fair value per stock option	$2.44	$—
Forfeiture rate	8%	—%

The table below sets forth a summary of stock option activity within the Company’s stock-based compensation plans for the three month period ended March 31, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2018	3,418	$28.55	3.69	$—
Granted	860	3.90
Exercised	—	—
Forfeited	(196)	27.61
Outstanding at March 31, 2019	4,082	$23.40	4.38	$—
Exercisable at March 31, 2019	2,599	$28.64	2.61	$—

[18]

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

Restricted Stock Unit awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. Historically, the majority of RSU grants to employees and executives have been pursuant to the Company's Long-Term Incentive Plans (the "LTIPs"), which call for annual grants of RSUs to all eligible employees and executives. The RSU awards vest 25% per year on each of the first four anniversaries of the grant date. All RSUs are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grant. During the three month period ended March 31, 2019, the Company granted 3.2 million RSUs to certain employees, executives and directors. Of this total, 2.7 million RSUs were granted to certain employees as a retention incentive. These awards vest in full two years after grant date. The remaining 0.5 million RSUs were granted as an inducement award to the Company’s new CEO.

Set forth below is a summary of unvested RSU activity during the three month period ended March 31, 2019:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2018	1,643	$19.85
Granted	3,197	$4.02
Vested	(273)	$23.75
Forfeited	(153)	$16.44
Unvested at March 31, 2019	4,414	$9.52

During the three month period ended March 31, 2019, approximately 0.3 million RSU shares vested and were released, generating tax-deductible expenses totaling $1.0 million, while no RSU shares vested during the three month period ended March 31, 2018.

Performance Share Unit awards

During the quarter ended March 31, 2019, the Company granted 1.2 million PSU award shares to certain executives. Of this total, 1.0 million vest two years after grant with vesting level contingent upon meeting various performance conditions, while the remaining 0.2 million vest four years after grant with vesting level contingent on various market conditions. No PSU awards were granted by the Company prior to the quarter ended March 31, 2019.

Set forth below is a summary of unvested PSU activity during the three month period ended March 31, 2019:

	Total Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Performance Conditions	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Market Conditions	Weighted Average Grant Date Fair Value per Unit
Unvested at December 31, 2018	—	$—	—	$—	—	$—
Granted	1,239	3.99	985	4.06	254	3.73
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Unvested at March 31, 2019	1,239	$3.99	985	$4.06	254	$3.73

Set forth below is a summary of the valuation inputs for PSUs granted with vesting subject to market conditions during the three month period ended March 31, 2019:

[19]

Valuation Inputs for PSUs with Vesting Subject to Market Conditions:
PSUs Issued (units in thousands)	254
Risk Free Rate	2.58%
Volatility	55.10%
Dividend	—%
Valuation Per Share	$3.73
Total Fair Value (in thousands)	$947

Expected Term (years)	4

Forfeiture Rate Assumed	8.00%

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

During the quarter ended March 31, 2019, participants contributed approximately $0.5 million through payroll deductions toward the future purchase of shares under the ESPP.

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

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying Condensed Consolidated Statements of Comprehensive (Loss). Additionally, with the exception of administrative fees and others, which is included as a current liability, the ending reserve balances are included in trade accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Trade accounts receivable, net consists of the following (in thousands):

[20]

	March 31, 2019	December 31, 2018
Gross accounts receivable (1)	$361,065	$308,305
Less reserves for:
Chargebacks (2)	(67,474)	(55,312)
Rebates (2)	(74,723)	(55,963)
Product returns	(34,411)	(35,146)
Discounts and allowances	(7,740)	(6,561)
Advertising and promotions	(1,769)	(1,574)
Doubtful accounts	(623)	(623)
Trade accounts receivable, net	$174,325	$153,126

(1) The increase in the Gross accounts receivable balance as of March 31, 2019, when compared to the December 31, 2018 balance is due to higher accounts receivable carryover due to timing of sales during the compared period.

(2) The increase in the Chargebacks and Rebates balances as of March 31, 2019, when compared to the December 31, 2018 balance were primarily due to payment timing, product mix, customer mix and higher wholesaler inventory.

For the three month periods ended March 31, 2019 and 2018, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended March 31,
	2019	2018
Gross sales	$458,641	$520,533
Less adjustments for:
Chargebacks (1)	(205,394)	(223,963)
Rebates, administrative and other fees (1)	(64,264)	(92,279)
Product returns (2)	(11,902)	(7,121)
Discounts and allowances	(9,050)	(10,238)
Advertising, promotions and others	(2,160)	(2,869)
Revenues, net	$165,871	$184,063

(1) The decreases in chargebacks and rebates, administrative and other fees for the three month periods ended March 31, 2019 as compared to the same periods in 2018, were primarily due to volume declines as well as product mix and customer mix.
(2) The increase in product returns for the three month periods ended March 31, 2019, as compared to the same periods in 2018, was primarily due to the timing of returns processing.
Note 5 — Inventories, Net

The components of inventories are as follows (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$68,876	$76,981
Work in process	14,060	13,870
Raw materials and supplies	79,816	82,794
Inventories, net	$162,752	$173,645

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory at March 31, 2019 and December 31, 2018, was reported net of these reserves of $48.5 million and $46.5 million, respectively.

[21]

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Land and land improvements	$17,516	$17,608
Buildings and leasehold improvements	138,526	138,126
Furniture and equipment	244,178	240,080
Sub-total	400,220	395,814
Accumulated depreciation	(166,300)	(158,824)
Property, plant and equipment in service, net	$233,920	$236,990
Construction in progress	92,050	97,863
Property, plant and equipment, net	$325,970	$334,853

At March 31, 2019 and December 31, 2018, property, plant and equipment, net, with a net carrying value of $94.0 million and $91.9 million, respectively, was located outside the United States.

At March 31, 2019, the Company had $92.1 million of assets under construction which consisted primarily of investment in equipment, and compliance with the Drug Supply Chain Security Act ("DSCSA"). Depreciation will begin on these assets once they are placed into service. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. During the three month period ended March 31, 2019, the Company recorded impairment losses of $8.9 million, as a result of the Company announcing that it was exploring strategic alternatives to exit the India manufacturing facility. No impairment losses were recorded during three month period ended March 31, 2018.

The Company recorded depreciation expense of $7.6 million and $7.1 million during the three month periods ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019 and 2018, accumulated amortization of intangible assets was $224.0 million and $232.2 million, respectively. The Company recorded amortization expense of $11.1 million and $13.2 million during the three month periods ended March 31, 2019 and 2018, respectively. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.

IPR&D intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenue, cost of sales, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are impaired.

During the three month period ended March 31, 2019, no IPR&D projects were impaired, while during the three month period ended March 31, 2018, three IPR&D projects were impaired due to the Company's expectations of market conditions upon launch, resulting in an impairment expense of $17.9 million. Additionally, during the three month period ended March 31, 2019, one product licensing rights was impaired due to competition resulting in impairment expenses of $10.4

[22]

million; compared to impairments of $0.9 million expenses on one product licensing rights due to competition during the comparative prior year period.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. The Company performed an interim impairment test on October 1, 2018 and determined that the fair value of its reporting units are in excess of its carrying value and; therefore, no goodwill impairment charge was necessary. As a result of Akorn announcing that it was exploring strategic alternatives to exit the India manufacturing facility, the Company performed impairment testing as of March 31, 2019, which resulted in a goodwill impairment of $16.0 million.

The following table provides a summary of the activity in goodwill by segment for the three month period ended March 31, 2019 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2018	$16,717	$267,162	$283,879
Currency translation adjustments	—	(1)	(1)
Acquisitions	—	—	—
Impairments	—	(15,955)	(15,955)
Dispositions	—	—	—
Balances at March 31, 2019	$16,717	$251,206	$267,923

The following table sets forth the major categories of the Company’s intangible assets as of March 31, 2019 and December 31, 2018, and the weighted average remaining amortization period as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	Gross Amount (2)	Accumulated Amortization	Reclassifications	Impairment (1)	Net Balance	Wtd Avg Remaining Amortization Period (years)
March 31, 2019
Product licensing rights	$472,041	$(209,135)	$—	$(15,000)	$247,906	8.9
IPR&D	4,400	—	—	—	4,400	N/A - Indefinite lived
Trademarks	16,000	(6,535)	—	—	9,465	17.4
Customer relationships	4,225	(2,383)	—	—	1,842	7.1
Other intangibles	6,000	(5,969)	—	—	31	0
	502,666	$(224,022)	$—	$(15,000)	$263,644
December 31, 2018
Product licensing rights	$597,960	$(203,323)	$5,300	$(131,306)	$268,631	9.2
IPR&D	149,161	—	(5,300)	(139,461)	4,400	N/A - Indefinite lived
Trademarks	16,000	(6,304)	—	—	9,696	17.5
Customer relationships	4,225	(2,318)	—	—	1,907	7.3
Other intangibles	11,235	(5,658)	—	(5,235)	342	0.3
	$778,581	$(217,603)	$—	$(276,002)	$284,976

(1) Impairment of product licensing rights is stated at gross carrying cost of $15.0 million less accumulated amortization of $4.6 million as of the impairment date. Accordingly, the total net impairment expense was $10.4 million, for the three month period ended March 31, 2019.

(2) Differences in the Gross Amounts between periods are due to the write down of fully amortized assets and additions during the period.

[23]

Note 8 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., Akorn, Inc., together with certain of its subsidiaries (Akorn, Inc., together with such subsidiaries, the “Akorn Loan Parties”), entered into two term loan agreements (the “Term Loan Agreements” and the loans outstanding thereunder, the “Term Loans”) with certain lenders (the “Lenders”) and with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Term Loan Administrative Agent”). The aggregate principal amount of the Term Loans was $1,045.0 million. As of March 31, 2019, outstanding debt under the Term Loan Agreements was $831.9 million. The Company believes it was in compliance with all applicable covenants in the Term Loan Agreements, which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities, as of March 31, 2019. As of March 31, 2019, the Term Loans were scheduled to mature on April 16, 2021.

During the three month periods ended March 31, 2019 and 2018, the Company amortized $1.3 million and $1.3 million, respectively of the deferred financing cost related to the Term Loans, resulting in $10.2 million remaining balance of deferred financing costs at March 31, 2019. The Company will amortize this balance using the straight-line method over the life of the Term Loan Agreements.

As of March 31, 2019, the Company's spread was based upon the Ratings Level as documented below. As of March 31, 2019, the Company was a Ratings Level III for the Term Loan Agreements.

Ratings Level	Index Ratings (Moody’s/S&P)	Adjusted LIBOR (Eurodollar) Spread	Adjusted Base Rate (ABR) Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the three month periods ended March 31, 2019 and 2018, the Company recorded interest expense of $16.7 million and $12.3 million, respectively in relation to the Term Loans. The increase in interest expense is related to higher interest rates during the three month period ended March 31, 2019, compared to the same period in 2018.

On May 6, 2019, the Akorn Loan Parties entered into a Standstill Agreement and First Amendment (the “Standstill Agreement”) in respect of the Term Loan Agreements with an ad hoc group of Lenders (the “Ad Hoc Group”), certain other Lenders (together with the Ad Hoc Group, the “Standstill Lenders”) and the Term Loan Administrative Agent (together with the Akorn Loan Parties and the Standstill Lenders, the “Standstill Parties”). Capitalized terms used but not defined herein have the meanings given to them in the Standstill Agreement or the Term Loan Agreements, as applicable.

The Standstill Agreement provides that, for the duration of the Standstill Period (as defined below), among other matters, neither the Term Loan Administrative Agent nor the Lenders may (i) declare any Event of Default or (ii) otherwise seek to exercise any rights or remedies, in each case of clauses (i) and (ii) above, to the extent directly relating to any alleged Event of Default arising from any alleged breach of any of the covenants contained in Sections 5.01, 5.02, 5.03, 5.06 or 5.07 of the Term Loan Agreements (the “Specified Covenants”), to the extent the facts and circumstances giving rise to any such breach have been (x) publicly disclosed by the Company or (y) disclosed in writing by the Company to private side Lenders or certain advisors to the Ad Hoc Group (collectively, the “Specified Matters”). “Standstill Period” means the period of time from the effective date of the Standstill Agreement (the “Effective Date”) through the earliest of (a) December 13, 2019; (b) the delivery of a notice of termination of the Standstill Period by Lenders holding a majority of the Term Loans (the “Required Lenders”) upon the occurrence of a Default or Event of Default under the Term Loan Agreements, excluding any Default or Event of Default relating to a Specified Matter; or (c) the delivery of a notice of termination of the Standstill Period by the Required Lenders as a result of any breach of, or non-compliance with, any provision of the Standstill Agreement by the Akorn Loan Parties, including without limitation any such breach or noncompliance by the Akorn Loan Parties of or with any Affirmative Covenants and Milestones or Negative Covenants (each as defined below) or other covenants set forth in the Standstill Agreement, subject, in each case, to any applicable cure period expressly set forth therein (each, a “Standstill Event of Default”).
In exchange for the agreement of the Lenders to standstill during the Standstill Period, the Standstill Agreement provides, among other matters, that:

[24]

•	during the Standstill Period:

◦
the Company must deliver certain financial and other reporting to the Lenders or their advisors, including monthly financial statements, 13-week cash flow forecasts and variance reports and certain regulatory information, and participate in various update calls with the Lenders and their advisors (the “Affirmative Covenants and Milestones”);

◦
the Company and its subsidiaries are restricted, among other matters, from (i) consummating certain asset sales and investments, (ii) making certain restricted payments with respect to the Company’s common stock and any subordinated indebtedness, (iii) engaging in sale and leaseback transactions, (iv) incurring certain liens and indebtedness, (v) reinvesting any proceeds received from certain asset sales, and (vi) without the consent of the Required Lenders at such time, (A) designating any Restricted Subsidiary as an Unrestricted Subsidiary, or otherwise creating or forming any Unrestricted Subsidiary, and/or (B) transferring any assets of the Company or any of its Restricted Subsidiaries to any Unrestricted Subsidiary, except as otherwise permitted under the Term Loan Agreements (after giving effect to the Standstill Agreement) (collectively, the “Negative Covenants”);

◦
the Company must pay a fee in an amount equal to 0.625% of the outstanding principal of any Term Loans prepaid or repaid during the Standstill Period (other than as a result of any asset sale, condemnation event, incurrence of non-permitted indebtedness or excess cash flow);

◦
the Company must notify the Ad Hoc Group and/or such advisors before making certain payments in respect of judgments or settlements of ongoing litigation matters (a “Specified Litigation Payment”); and

◦	the Company must pay the fees and expenses of certain advisors to the Ad Hoc Group;

•
the Company and the Standstill Lenders must negotiate in good faith to enter into a comprehensive amendment of the Term Loan Agreements (the “Comprehensive Amendment”), which Comprehensive Amendment must be satisfactory in form and substance to the Required Lenders;

•	on the Effective Date, the Company paid a one-time in-kind fee in an amount equal to 1.75% of the aggregate principal amount of the Term Loans of the Standstill Lenders outstanding on such date; and

•
the interest margins payable by the Company with respect to outstanding Term Loans (as described above) were increased by 1.50% (i.e., 150 basis points), with 0.75% (i.e., 75 basis points) of such increase payable in cash and 0.75% (i.e., 75 basis points) of such increase payable in kind.

Subject to a five business day cure period (the “Cure Period”), the Company’s failure to comply with the Affirmative Covenants and Milestones during the Standstill Period would permit the Required Lenders to terminate the Standstill Period and exercise any rights and remedies under the Term Loan Agreements with respect to the Specified Matters or a Standstill Event of Default. The Company’s failure to comply with the Negative Covenants during the Standstill Period would permit the Required Lenders to terminate the Standstill Agreement and constitute an immediate Event of Default under the Term Loan Agreements. The Company’s failure to comply with any Affirmative Covenants and Milestones (subject to the Cure Period), Negative Covenants or other covenants in the Standstill Agreement would also result in a further increase of the interest margins payable with respect to outstanding Term Loans by 0.50% (i.e., 50 basis points), which increased interest would be payable in kind.
Any Specified Litigation Payment made over the objection of the Ad Hoc Group would (i) entitle the Required Lenders to terminate the Standstill Period and (ii) constitute an Event of Default under the Term Loan Agreements if such payment has a Material Adverse Effect (as defined in the Term Loan Agreements). The failure of the Company to comply with the covenant in respect of the Specified Litigation Payment during the Standstill Period would result in an Event of Default under the Loan Agreement.

The failure to enter into a Comprehensive Amendment on or prior to November 15, 2019, would result in payment by the Company of a one-time in-kind fee in an amount equal to 0.625% of the Term Loans outstanding on such date and require the Akorn Loan Parties to pledge for the benefit of the Lenders all unpledged equity interests in foreign subsidiaries. The failure to enter into a Comprehensive Amendment on or prior to December 13, 2019, constitutes an immediate Event of Default under the Term Loan Agreements.

[25]

The execution of the Standstill Agreement should not be construed as (and does not constitute an admission as to) any right, remedy, claim, defense, liability or wrongdoing or responsibility on the part of any Standstill Party. Entry into the Standstill Agreement also should not be construed as (and does not constitute an admission as to) the occurrence of a Default or Event of Default. In the Standstill Agreement, the Standstill Lenders acknowledged that, as of the Effective Date, to the best of their knowledge, they were not aware of any potential Defaults or Events of Default under the Term Loan Agreements other than with respect to the Specified Covenants relating to the Specified Matters.
The Company will actively seek to refinance or otherwise address the Term Loans or enter into a “Comprehensive Amendment” to the Term Loan Agreements by December 13, 2019. Based on discussions with the Company’s financial advisor, the Company believes that it will be able to refinance or otherwise address the Term Loans within this timeframe. In the event that the Company is unable to refinance or otherwise address the Term Loans by such date, the Company would seek to enter into a “Comprehensive Amendment” to the Term Loan Agreements.
JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (at closing, JPMorgan, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).

The Company believes it was in compliance with all covenants applicable to the JPM Revolving Facility as of March 31, 2019.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries. At March 31, 2019, there were no outstanding borrowings under the JPM Revolving Facility, and availability was $135.0 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties and their respective subsidiaries in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

On April 16, 2019, the Akorn Loan Parties, entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) governing the JPM Revolving Facility with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The A&R Credit Agreement provides for a revolving line of credit of up to $150.0 million on an uncommitted basis, and amends the Existing Credit Agreement in certain other respects, including, among other things:
•extending the maturity date by 90 days to July 16, 2019; and
•decreasing the undrawn fee from 0.25% to 0.05%.

The JPM Revolving Facility, as amended by the A&R Credit Agreement, is fully uncommitted and discretionary with each lender under the A&R Credit Agreement permitted to make revolving loans or issue letters of credit in its sole discretion.

Debt Maturities Schedule

Aggregate cumulative maturities of debt obligations (including the Term Loans and the JPM Revolving Facility) as of March 31, 2019 are:

(In thousands)	2019	2020	2021
Maturities of debt	$—	$—	$831,938

Note 9 — (Loss) Earnings Per Share

Basic net (loss) income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, and (ii) unvested RSUs and PSUs.

A reconciliation of the (loss) per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

[26]

	Three Months Ended March 31,
	2019	2018
Net (loss)	$(82,181)	$(28,747)
Net (loss) per share:
Basic	$(0.65)	$(0.23)
Diluted	$(0.65)	$(0.23)
Shares used in computing net (loss) per share:
Weighted average basic shares outstanding	125,566	125,240
Dilutive securities:
Stock option	—	—
Unvested RSUs and PSUs	—	—
Total dilutive securities	—	—
Weighted average diluted shares outstanding	125,566	125,240

Shares subject to stock options omitted from the calculation of (loss) per share as their effect would have been anti-dilutive	3,917	3,287
Shares subject to unvested RSUs and PSUs omitted from the calculation of (loss) per share as their effect would have been anti-dilutive	4,423	70

Note 10 — Segment Information

During the three month period ended March 31, 2019 and 2018, the Company reported results for the following two reportable segments:

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

Selected financial information by reportable segment is presented below (in thousands):

[27]

	Three Months Ended March 31,
	2019	2018
Revenues, net:
Prescription Pharmaceuticals	$148,015	$164,302
Consumer Health	17,856	19,761
Total revenues, net	165,871	184,063

Gross Profit:
Prescription Pharmaceuticals	45,443	73,508
Consumer Health	8,070	8,720
Total gross profit	53,513	82,228

Operating expenses	118,996	107,643

Operating (loss)	(65,483)	(25,415)

Other expenses, net	(15,278)	(10,612)

(Loss) before income taxes	$(80,761)	$(36,027)

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

The following table sets forth the Company’s net revenues by geographic region for the three month periods ended March 31, 2019 and 2018. The Domestic region represents sales within the United States of America and its territories while the Foreign region represents sales within all other countries and territories (dollar amounts in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Region	Amount	% of Total Revenues	Amount	% of Total Revenues
Domestic	$164,134	99.0%	$181,015	98.3%
Foreign	1,737	1.0%	3,048	1.7%
Total Revenues	$165,871	100.0%	$184,063	100.0%

[28]

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

The Company did not repurchase any shares during the three month period ended March 31, 2019. In aggregate, over the life of the Stock Repurchase Program, the Company repurchased 1.8 million shares at an average purchase price of $24.89. As of March 31, 2019, the Company had $155.0 million remaining under the repurchase authorization.

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

The table below summarizes contingent, potential milestone payments that would become due to strategic partners in the years 2019 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2019	$2,159
2020	1,890
2021	2,650
2022	1,800
Total	$8,499

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

Litigation Related to the Terminated Merger

[29]

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
On February 20, 2019, the Fresenius parties filed a motion for leave to amend and supplement their counterclaim. The Fresenius parties’ proposed amended and supplemented counterclaim alleged that Akorn fraudulently induced Fresenius to enter into the Merger Agreement and thereafter breached contractual representations and warranties and covenants therein. It sought damages of approximately $102 million. On February 25, 2019, Akorn filed an opposition to the Fresenius parties’ motion for leave to amend and supplement their counterclaim, arguing that the motion was untimely and prejudicial. On February 27, 2019, the Fresenius parties filed a reply in further support of their motion to file an amended and supplemented counterclaim. On February 28, 2019, the Court of Chancery denied the Fresenius parties’ motion for leave to file an amended and supplemented counterclaim. On March 15, 2019, the Fresenius parties served interrogatories in furtherance of their claim for damages purportedly resulting from breaches of contractual representations and warranties and covenants in the Merger Agreement.
Other Matters

[30]

State of Louisiana v. Hi-Tech, et. al
The Louisiana Attorney General filed suit, Number 624,522, State of Louisiana v. Abbott Laboratories, Inc., et al., in the Nineteenth Judicial District Court, Parish of East Baton Rouge, Louisiana state court, including Hi-Tech Pharmacal and other defendants. Louisiana’s complaint alleges that the defendants violated Louisiana state laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and DESI products that were allegedly ineligible for reimbursement. After extensive motion and appellate practice, on October 3, 2017, the trial court issued a judgment holding that for the one remaining claim, brought under Louisiana’s unfair trade practices claim, Louisiana could not seek civil penalties for conduct pre-dating June 2, 2006. The defendants filed an application for supervisory writs with the Court of Appeal for the First Circuit on October 24, 2017, seeking reversal of the trial court’s denial of their no cause of action exception with respect to the unfair trade practices claim, which the First Circuit denied on July 24, 2018. On December 21, 2018, the defendants filed their answer to the unfair trade practices claim, the sole remaining claim in the amended petition. On January 31, 2019, Louisiana filed a motion with the trial court raising a procedural argument that the other claims originally pled in the amended petition, including a common law claim for fraud and a statutory claim for fraud against the Louisiana Medicaid agency, had been improperly dismissed. That motion is presently scheduled for hearing in May 2019. There is no overall case schedule in place, and active discovery has not yet commenced.
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
On May 31, 2018, the Court issued an order appointing Gabelli & Co. Investment Advisors, Inc. and Gabelli Funds, LLC as lead plaintiffs pursuant to the Private Securities Litigation Reform Act (“PSLRA”), approving their selection of lead counsel and liaison counsel and amending the case caption to In re Akorn, Inc. Data Integrity Securities Litigation (the “Data Integrity Securities Litigation”). On June 14, 2018, lead plaintiffs filed a motion to lift the PSLRA stay of discovery. On June 22, 2018, the Company filed a memorandum in opposition to the motion to lift the PSLRA stay. On June 26, 2018, the Court denied the motion to lift the PSLRA stay, subject to entry of a preservation order.
On September 5, 2018, lead plaintiffs filed an amended complaint against the Company, Rajat Rai, Duane A. Portwood, Mark M. Silverberg, Alan Weinstein, Ronald M. Johnson, Brian Tambi, John Kapoor, Kenneth S. Abramowitz, Adrienne L. Graves, Steven J. Meyer and Terry A. Rappuhn. The amended complaint asserts (i) claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Fraud Claims”) against Defendants Akorn, Rai, Portwood, Silverberg, Weinstein, Johnson and Tambi; and (ii) claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Proxy Claims”) against defendants Akorn, Rai, Kapoor, Weinstein, Abramowitz, Graves, Johnson, Meyer, Rappuhn and Tambi. The amended complaint alleges that, during a class period from November 3, 2016, to April 20, 2018, defendants knew or recklessly disregarded widespread institutional data integrity problems at Akorn’s manufacturing and research and development facilities, while making or causing Akorn to make contrary misleading statements and omissions of material fact concerning the Company’s data integrity at its facilities. The amended complaint alleges that corrective information was provided to the market on two separate dates, causing non-insider shareholders to lose over $1.07 billion and $613 million in value respectively. The amended complaint seeks an award of equitable relief and damages.
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

[31]

On March 8, 2019, the parties in the Data Integrity Securities Litigation filed a proposed stipulation which sought, among other things: (i) leave to file a second amended class action complaint, which would extend the end date of the alleged class period from November 3, 2016, through September 28, 2018; (ii) to consolidate the Wickstrom complaint into the Data Integrity Securities Litigation for all purposes; and (iii) to extend the existing discovery schedule in order to permit time to mediate lead plaintiffs’ claims and to conduct additional discovery related to the expanded class period.
On March 12, 2019, counsel for Wickstrom filed a letter with the Court seeking leave to file an opposition to the lead plaintiffs’ request to consolidate the Wickstrom complaint into the Data Integrity Securities Litigation. On March 25, 2019, counsel for Wickstrom filed a memorandum in opposition to the lead plaintiffs’ stipulation. On March 26, 2019, lead plaintiffs filed a reply in further support of their request for consolidation. During a March 27, 2019 conference, the Court found that the Wickstrom action was related to the Data Integrity Securities Litigation and ordered oral argument for April 22, 2019, on lead plaintiffs’ requests to file a second amended complaint and to consolidate the Wickstrom complaint.
Following the March 27, 2019 hearing, the Court entered an order finding the Data Integrity Securities Litigation and Wickstrom action to be related and requesting the reassignment of the Wickstrom action. The Court also extended the discovery and pretrial deadlines.
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
On February 4, 2019, the court held a hearing, at which it instructed the parties to confer concerning the possible retention of a special master to resolve the pending motions to dismiss and to oversee any proceedings thereafter. After conferring, the parties jointly proposed a candidate for special master. On March 6, 2019, the Court entered an order appointing the parties’ proposed candidate as special master. The order directs the special master to provide the Court with a written report and recommendation on the pending motion to dismiss within 60 days of his appointment or 30 days of any oral argument.
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

[32]

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
On January 14, 2019, defendants filed a motion to dismiss the operative complaint in the consolidated action. Plaintiffs filed an opposition to defendants’ motion to dismiss on February 14, 2019. Defendants filed a reply memorandum of law in further support of their motion to dismiss on February 28, 2019.
The legal matters discussed above and others could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial. We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. Other than amounts previously disclosed that have been recorded for intermediate court decisions and damages claims, the Company has determined that contingent liabilities associated with the other legal matters disclosed above are reasonably possible but they cannot be reasonably estimated. Given the nature of the litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or investigation. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

Note 13 — Customer, Supplier and Product Concentration

Customer Concentration

In the three month periods ended March 31, 2019 and 2018, a significant portion of the Company’s gross and net revenues reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of March 31, 2019 and December 31, 2018 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) collectively referred to herein as the “Big 3 Wholesalers”, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Aside from these three wholesale drug distributors, no other individual customer accounted for 10% or more of gross sales, net revenue or gross trade receivables for the indicated dates and periods.

If sales to the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. Further, the Company is subject to credit risk from its accounts receivable, more heavily weighted to the Big 3 Wholesalers, but as of and for the three month periods ended March 31, 2019 and December 31, 2018, the Company has not experienced significant losses with respect to its collection of these gross accounts receivable balances.

The following table sets forth the percentage of the Company's gross accounts receivable attributable to the Big 3 Wholesalers as of March 31, 2019 and December 31, 2018:

Big 3 Wholesalers combined:	March 31, 2019	December 31, 2018
Percentage of gross trade accounts receivable	86%	86%

The following table sets forth the percentage of the Company’s gross sales attributable to the Big 3 Wholesalers for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Big 3 Wholesalers combined:	2019	2018
Percentage of gross sales	84%	83%

[33]

The following table sets forth the Company’s net revenues disaggregated by major customers for the three month periods ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Disaggregation of net revenues by major customers	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %
Amerisource	$30,096	18.1%	$37,955	20.6%
Cardinal	29,761	17.9%	27,189	14.8%
McKesson	37,752	22.8%	53,221	28.9%
Big 3 Wholesalers combined	97,609	58.8%	118,365	64.3%
All Others	68,262	41.2%	65,698	35.7%
Total Revenues	165,871	100.0%	184,063	100.0%

Sales to the Big 3 Wholesalers primarily represent purchases of products in the Prescription Pharmaceuticals segment and generate the majority of the Prescription Pharmaceuticals segment revenue. The Prescription Pharmaceuticals segment revenue represented 89.2% and 89.3% of the consolidated net revenue for three month periods ended March 31, 2019 and 2018, respectively. Chain pharmacies are the major customers in the Consumer Health segment. For more information, see Note 10 — Segment Information.

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

No individual supplier represented 10% or more of the Company’s purchases in the three month periods ended March 31, 2019 or 2018.

Product Concentration

In the three month period ended March 31, 2019, one of the Company's products, Myorisan™ (isotretinoin capsules, USP), represented approximately 12% of total net revenue while none of the Company's products represented greater than 10% of its total net sales revenue in the three month period ended March 31, 2018. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its existing product portfolio.

Note 14 — Income Taxes

[34]

The following table sets forth information about the Company’s income tax provision (benefit) for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
(Loss) before income taxes	$(80,761)	$(36,027)
Income tax provision (benefit)	1,420	(7,280)
Net (loss)	$(82,181)	$(28,747)

Income tax provision (benefit) as a percentage of (loss) before income taxes	(1.8)%	20.2%

During the three month periods ended March 31, 2019 and 2018, the Company recorded an income tax provision of $1.4 million and an income tax benefit of $7.3 million, or (1.8)% and 20.2%, of (loss) before income tax in the applicable periods, respectively. The Company did not use the discrete method to calculate the quarterly provision due to the company’s overall valuation allowance position. The reason for the overall tax provision rate of (1.8)% during the three month period ended March 31, 2019 is due to the full valuation allowance recorded against our deferred tax assets.

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and believes that it is not more likely than not that the deferred tax assets in the U.S., India, and Switzerland will be realized. Accordingly, the Company has recorded a full valuation allowance against U.S., India, and Switzerland deferred tax assets. The Company has a valuation allowance of $84.6 million against its deferred tax assets as of March 31, 2019.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $29.5 million related to uncertain tax positions as of March 31, 2019.  If recognized, $2.4 million of the above positions would impact the Company’s effective rate, while the remaining $27.1 million would result in adjustments to the Company’s deferred taxes. On December 31, 2018, the Company filed a non-automatic accounting method change related to the chargebacks and rebates reserves that accounts for $27.1 million of the unrecognized tax benefits. It is pending approval from the Internal Revenue Service as of March 31, 2019, and as such the Company reasonably expects this balance to reverse during 2019. The Company accounts for interest and penalties as income tax expense. During the three month period ended March 31, 2019, the Company recorded no penalties and $1.3 million interest related to unrecognized tax benefits. As of March 31, 2019, the Company had accrued a total of $8.6 million and $13.4 million of penalties and interest, respectively.

Note 15 – Related Party Transactions

In 2019 and 2018, the Company obtained legal services from Polsinelli PC, a firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder. During the three month periods ended March 31, 2019 and 2018, the Company obtained legal services totaling $1.5 million and $0.6 million, respectively, of which $1.0 million and $0.5 million was payable as of March 31, 2019 and 2018, respectively.

During the three month periods ended March 31, 2019 and 2018, the Company also obtained and paid legal services totaling $0.1 million and $0.2 million, respectively, to Segal McCambridge Singer & Mahoney, a firm for which the brother-in-law of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder.

Note 16 – Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-15 — Intangibles — Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB

[35]

Emerging Issues Task Force). The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company believes that the adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

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

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under this ASU, an entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The standard was adopted on January 1, 2019, and did not have a material impact on the Company's financial statements or financial statement disclosures.

In February 2016, FASB issued ASU No. 2016-02 - Leases (Topic 842), as modified by subsequently issued ASUs 2019-01, 2018-10, 2018-11 and 2018-20 (collectively ASU 2016-02). ASU 2018-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. The new standard initially required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. In July 2018, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. We elected the practical expedient to not separate non-lease components, to not provide comparative reporting periods and the ‘package of practical expedients’, which permits us to forgo reassessment of our prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to the effective date. We did not elect the use-of-hindsight practical expedient. We have completed our review of all material leases including the search for any embedded leases, elected the package of practical expedients and accounting policy, and finalized our assessment of the overall financial statement impact. We adopted the ASC on January 1, 2019, using the modified retrospective method and did not restate comparative periods. At adoption, we recorded Total Lease liabilities of $24.7 million and Total Right-of-use assets, net of $23.0 million in its consolidated statement of financial position. The impact on the Company’s results of operations did not materially differ from recorded amounts under ASC 840. The impact of the adoption of this ASU is non-cash in nature and therefore did not materially affect the Company’s cash flows. See Note 17 — Leasing Arrangements for additional disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per the ASU, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such

[36]

an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The standard was adopted on January 1, 2018, and did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.

In March 2017, the FASB issued ASU No. 2017-07 — Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60- 35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The standard was adopted on January 1, 2018, and did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.
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

In May 2014, FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASU 2014-09). ASU 2014-09 superseded the revenue recognition requirements in ASC (Topic 605) Revenue Recognition, and most industry specific guidance. This ASU also supersedes some cost guidance included in ASC 605-35 Revenue Recognition Construction Type and Production Type Contracts. Similar to the previous guidance, the Company makes significant estimates related to variable consideration at the point of sale, including chargebacks, rebates, product returns, and other discounts and allowances. Revenue is recognized at a point in time upon the transfer of control of the Company's products, which occurs upon delivery for substantially all of the Company's sales. The Company has adopted the practical expedient to exclude all sales taxes and contract fulfillment costs from the transaction price. The Company adopted the standard effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. See Note 13 — Customer, Supplier and Product Concentration for the disaggregation of net revenues by major customers.

Note 17 — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and immaterial month-to-month agreements. We recognize rent expense on a straight-line basis over the lease term. During the three month period ended March 31, 2019, total lease cost was $1.2 million. During the three month period ended March 31, 2018, total lease cost under ASC 840 was $0.8 million.

[37]

The following table sets forth the Company’s lease cost components (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,152
Amortization of finance lease assets	46
Interest on finance lease liabilities	7
Short-term lease cost	10
Total lease cost (1)	$1,215

(1) Of the total lease cost amount, $0.6 million is being reported in selling, general and administrative, $0.3 million in cost of sales and $0.3 million in research and development expenses within the Condensed Consolidated Statement of Comprehensive (Loss).

The following table sets forth the Company’s Supplemental cash flow information related to leases
(in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,179
Operating cash flows from finance leases	5
Financing cash flows from finance leases	335

Right-of-use assets, net obtained in exchange for new lease obligations:
Operating lease liabilities	22,523
Finance lease liabilities	$441

The following table sets forth the Company’s Supplemental balance sheet information related to leases (in thousands):

March 31, 2019
Right-of-use assets, net:
Operating leases, gross	$22,523
Accumulated amortization	550
Operating leases, net	$21,973
Finance leases (included in "Other non-current assets"), gross	75
Accumulated depreciation	5
Finance leases (included in "Other non-current assets"), net	$70
Total Right-of-use assets, net	$22,043

Lease liabilities:
Current portion of Operating lease liability	$2,238
Long-term Operating lease liability	21,480
Total Operating lease liability	$23,718
Current portion of Finance lease (included in "Accrued expenses and other liabilities") liability	$19
Long-term Finance lease (included in "Pension obligations and other liabilities") liability	48
Total Finance lease liability	$67
Total Lease liabilities	$23,785

[38]

The following table sets forth the Company’s Weighted-average lease terms and discount rates (lease term in years):

March 31, 2019
Weighted-average remaining lease terms:
Operating leases	8.92
Finance leases	3.33

Weighted-average discount rates:
Operating leases	10.01%
Finance leases	5.50%

The following table sets forth the Company’s scheduled maturities of lease liabilities as of March 31, 2019 (in thousands):

Year ending December 31,	Operating leases	Finance leases
2019 (last nine months of 2019)	$3,332	$16
2020	4,531	22
2021	4,357	22
2022	3,990	13
2023	3,323	—
2024 and thereafter	17,294	—
Total lease payments (1)	$36,827	$73
Less: Imputed interest	$13,109	$6
Total lease liabilities	$23,718	$67

(1) Under ASC 842, the Company is required to take into consideration contractual lease renewal options that are reasonably assured to be exercised when determining the lease liability at transition.  As of March 31, 2019, the Company has approximately $11 million of reasonably assured renewal option payments included in the total lease payments.

The following table sets forth the Company’s scheduled of future minimum rental payments for operating leases under ASC 840 as of December 31, 2018 (in thousands):

Year ending December 31,	Operating leases
2019	$4,564
2020	4,647
2021	4,283
2022	3,724
2023	2,673
2024 and thereafter	6,976
Total lease payments	$26,867

Note 18 — Pension plan and 401(k) Program

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

[39]

of disability and to the next of kin in case of premature death. Additionally, the pension funds can be used before retirement to buy a principal residence, to start an independent activity, or when leaving Switzerland permanently. If a participant leaves the company, accumulated pension funds are transferred either into a savings account or into the pension fund of a new employer.
The following table sets forth the components of net periodic cost for our pension plan:

Components of net periodic benefit cost	($ in thousands)
	March 31,
	2019	2018
Service cost	$632	$557
Interest cost	61	51
Expected return on plan assets	(175)	(189)
Amortization of:
Prior service (benefit)	(5)	(5)
Net actuarial loss	49	—
Participant contributions	(194)	(168)
Net periodic benefit cost	$368	$246

The Company contributed approximately $0.4 million for the three month period ended March 31, 2019, and expects to contribute a total of approximately $1.7 million to the pension plan in 2019.
Smart Choice! Akorn's 401(k) Program
All U.S. full-time Akorn employees are eligible to participate in the Company’s 401(k) Plan. The Company matches the employee contribution to 50% of the first 6% of an employee's eligible compensation.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service. During the three month period ended March 31, 2019 and 2018, plan-related expenses totaled approximately $0.8 million and $0.7 million, respectively. The Company's matching contribution is funded on a current basis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 1, 2019, and in part II Item 1A herein, which include, but are not limited to, the following items:

•	There are material uncertainties and risks associated with damage claims from the Fresenius parties' and Akorn's shareholders as a result of the termination of the April 2017 Merger Agreement.

◦
The litigations may involve significant defense costs and indemnification liabilities and may result in significant monetary judgments against Akorn, which may adversely affect our business, financial condition and results of operations;

◦
The litigations, whether or not resolved favorably, may damage our long-term reputation, attract adverse media coverage, interfere with our relationships with key stakeholders and/or interfere with our ability to attract and retain employees; and

[40]

◦	The litigations may divert the attention of our employees and management, which may affect our business operations.

•	Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products.

•	Business interruptions at our manufacturing facilities can have a material adverse effect on our business, financial position and results of operations.

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

•
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

•
As a result of a jury finding John N. Kapoor, Ph.D., guilty in a federal criminal case, OIG-HHS’s permissive exclusion rules could lead to the Company’s exclusion from participating in U.S. government healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

•
John N. Kapoor's, Ph.D., involvement with the Company through his stock ownership and his right to nominate up to three directors could have an adverse effect on the price of our common stock and have substantial influence over our business strategies and policies.

•	Many of the raw materials and components used in our products come from a single source, the loss of any of which could have a material adverse effect on our business.

•	Sales of our products may be adversely affected by further consolidation of our customer base, which may have a material adverse effect on our business, financial position and results of operations.

•	Our branded products may become subject to increased generic competition.

•	Changes in technology could render our products obsolete.

•	We are subject to extensive government regulations. When regulations change or we fall out of compliance, we can face increased costs, additional obligations, fines, or halts to our operations.

•	Our inability to timely and adequately address FDA warning letter and OAI facility status may adversely affect our business.

•	Changes in healthcare law and policy may adversely affect our business and results of operations.

•	The FDA may require us to stop marketing certain unapproved drugs, which could have a material adverse effect on our business, financial position and results of operations.

[41]

•	Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions.

•
Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.

•	The FDA may authorize sales of some prescription pharmaceuticals on a non-prescription basis, which may reduce the profitability of our prescription products.

•	We may not be able to extend or replace the JPM Revolving Facility.

•
Events of default may occur under our debt instruments. If events of default occur and lenders under these debt instruments accelerate the obligations thereunder we may not be able to repay the obligations that become immediately due and the holders of our debt instruments may seek to assert their rights under the debt instruments.

•	Our indebtedness reduces our financial and operating flexibility.

•	We may not generate cash flow sufficient to pay interest and make required principal repayments on our Term Loans.

•	We may need to obtain additional capital to grow our business, which could restrict our ability to operate in a manner we deem to be in our best interest.

•	Third parties may claim that we infringe their proprietary rights and may prevent or delay us from manufacturing and selling some of our new products.

•
Our patents and proprietary rights may be challenged, circumvented or otherwise compromised by competitors, which may result in our protected products losing their market exclusivity and becoming subject to generic competition before their patents expire.

•	The issuance of shares related to the Company’s various stock plans may have a substantial dilutive effect on our common stock.

•
Our announced stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

•	We may issue preferred stock and the terms of such preferred stock may reduce the market value of our common stock.

•
The Standstill Agreement with our lenders requires us to observe certain covenants, which creates material uncertainties and risks to our growth and business outlook, and any failure to comply with the Standstill Agreement could result in an event of default under the Term Loan Agreements and render us insolvent.

•
Pursuant to the terms of the Standstill Agreement, the Company must enter into a comprehensive amendment of the Term Loan Agreements (a “Comprehensive Amendment”) that is satisfactory in form and substance to the lenders. If the Company does not enter into such a Comprehensive Amendment by December 13, 2019, an event of default will occur under the Term Loan Agreements which, if not waived, could materially affect the Company’s business, financial position and results of operations, and could render us insolvent.

•	The Standstill Agreement requires the Company to pay certain fees and expenses and provides for an increased interest margin, which may negatively impact the Company’s financial condition.

•	Risks related to the sale of our India manufacturing facility.

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

[42]

liquidity.  Unless required by law, we undertake no obligation to publicly update any forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

[43]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive (Loss) and our segment reporting information for the three month periods ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$148,015	89.2%	$164,302	89.3%
Consumer Health	17,856	10.8%	19,761	10.7%
Total revenues, net	165,871	100.0%	184,063	100.0%
Gross profit:
Prescription Pharmaceuticals	45,443	30.7%	73,508	44.7%
Consumer Health	8,070	45.2%	8,720	44.1%
Total gross profit	53,513	32.3%	82,228	44.7%
Operating expenses:
Selling, general and administrative expenses	72,498	43.7%	62,994	34.2%
Research and development expenses	8,714	5.3%	12,644	6.9%
Amortization of intangibles	11,065	6.7%	13,190	7.2%
Impairment of goodwill	15,955	9.6%	—	—%
Impairment of intangible assets	10,354	6.2%	18,815	10.2%
Litigation rulings and settlements	410	0.2%	—	—%
Operating (loss)	$(65,483)	(39.5)%	$(25,415)	(13.8)%
Other expense, net	(15,278)	(9.2)%	(10,612)	(5.8)%
(Loss) before income taxes	(80,761)	(48.7)%	(36,027)	(19.6)%
Income tax provision (benefit)	1,420	0.9%	(7,280)	(4.0)%
Net (loss)	$(82,181)	(49.5)%	$(28,747)	(15.6)%

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Net revenue was $165.9 million for the three month period ended March 31, 2019, representing a decrease of $18.2 million, or 9.9%, as compared to net revenue of $184.1 million for the three month period ended March 31, 2018. The decrease in net revenue in the period was primarily due to $18.1 million decline in organic revenue that was partially offset by $0.7 million net revenue increase in new products and product relaunches. The $18.1 million decline in organic revenue was due to approximately $30.5 million, or 16.6% in volume declines partially offset by $12.3 million, or 6.7% of positive price variance. The volume decline was principally due to the effect of competition on Ephedrine Sulfate Injection, Nembutal® and Cosopt® PF and supply shortfalls from the continued production ramp-up at our Somerset and Decatur manufacturing facilities.

The Prescription Pharmaceuticals segment revenue of $148.0 million for the three month period ended March 31, 2019, represented a decrease of $16.3 million, or 9.9%, as compared to revenue of $164.3 million for the three month period ended March 31, 2018.

The Consumer Health segment revenue of $17.9 million for the three month period ended March 31, 2019, represented a decrease of $1.9 million, or 9.6%, as compared to revenue of $19.8 million for three month period ended March 31, 2018.

The net revenue for the three month period ended March 31, 2019, of $165.9 million was net of adjustments totaling $292.8 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended March 31, 2019, were $205.4 million, or 44.8% of gross sales, compared to $224.0 million, or 43.0% of gross sales for the three month period ended March

[44]

31, 2018.  The $18.6 million decrease in chargeback expense was primarily due to volume declines as well as product mix and customer mix compared to prior year same period. Rebates, administrative fees and other expenses for the three month period ended March 31, 2019, were $64.3 million, or 14.0% of gross sales, compared to $92.3 million, or 17.7% for three month period ended March 31, 2018. The $28.0 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines as well as product mix and customer mix.  Our product returns provision for the three month period ended March 31, 2019, was $11.9 million, or 2.6% of gross sales, compared to $7.1 million, or 1.4% of gross sales for the three month period ended March 31, 2018. The increase in product returns for the three month periods ended March 31, 2019, as compared to the same periods in 2018, was primarily due to the timing of returns processing. Discounts and allowances were $9.0 million or 2.0% of gross sales for the three month period ended March 31, 2019, compared to $10.2 million, or 2.0% of gross sales for the three month period ended March 31, 2018. Advertisement and promotion expenses were $2.2 million or 0.5% of gross sales for the three month period ended March 31, 2019, compared to $2.9 million, or 0.6% of gross sales for the three month period ended March 31, 2018.

Consolidated gross profit for the quarter ended March 31, 2019, was $53.5 million, or 32.3% of net revenue, compared to $82.2 million, or 44.7% of net revenue, in the corresponding prior year quarter. The decline in the gross profit percentage was principally due to unfavorable product mix shifts primarily driven by the effect of competition on Ephedrine Sulfate Injection, Nembutal® and Cosopt® PF, unfavorable variances due to decreased production at our Somerset manufacturing facility, as well as increased operating costs associated with FDA compliance related improvement activities.

Total operating expenses were $119.0 million in the three month period ended March 31, 2019, an increase of $11.4 million, or 10.5%, from the prior year quarter amount of $107.6 million. The $11.4 million increase was primarily driven by respective increases of $16.0 million and $9.5 million of goodwill impairments and selling, general and administrative (“SG&A”), that were partially offset by decreases of $8.4 million, $3.9 million and $2.1 million in impairment of intangibles, research and development (“R&D”) expenses and amortization of intangibles, respectively. The following is a discussion of the main drivers of the increase:

Goodwill Impairments were $16.0 million in the three month period ended March 31, 2019, as a result of the Company announcing that it was exploring strategic alternatives to exit the India manufacturing facility.

SG&A expenses were $72.5 million in the three month period ended March 31, 2019, an increase of $9.5 million, or 15.1%, from the prior year quarter amount of $63.0 million. The primary drivers of the $9.5 million increase were $10.1 million related to the India plant assets impairments, $5.7 million in financial advisor fees and $3.1 million expenses related to the data integrity assessment projects, which were partially offset by a decrease of $9.0 million in marketing and advertising expenses in 2018, related to the TheraTears® direct-to-consumer ("DTC") advertising campaign.

Impairments of intangible assets were $10.4 million in the three month period ended March 31, 2019, a decrease of $8.4 million or 44.7% over the prior year amount of $18.8 million. During three month period ended March 31, 2019, the Company recorded Intangible assets impairment expense of $10.4 million on one Product licensing rights compared to $17.9 million on three IPR&D projects and $0.9 million on one Product licensing rights during the comparative prior year period.

Non-operating expenses were $15.3 million in the three month period ended March 31, 2019, an increase of $4.7 million, or 44.3%, from the comparative prior year period amount of $10.6 million. The $4.7 million increase was driven by $4.4 million increase in interest expense related to higher interest rates during the three month period ended March 31, 2019, compared to the same period in 2018.

For the three month period ended March 31, 2019, we recorded an income tax provision of approximately $1.4 million on our net loss before income taxes of $80.8 million, which represented an effective tax rate of 1.8%. In the prior year quarter ended March 31, 2018, our income tax benefit was $7.3 million based on an effective tax benefit rate of 20.2%. The reason for the overall tax provision rate of (1.8)% during the three month period ended March 31, 2019 is due to the full valuation allowance recorded against our deferred tax assets.

The Company reported a net loss of $82.2 million for the three month period ended March 31, 2019, or 49.5% of net revenue, compared to net loss of $28.7 million for the three month period ended March 31, 2018, or 15.6% of net revenue.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2019, we had cash and cash equivalents of $184.1 million, which was $40.8 million less than our cash and cash equivalents balance of $224.9 million as of December 31, 2018. This decrease in cash and cash equivalents was driven by

[45]

net operating cash outflows of $30.5 million, net investing cash outflows of $10.1 million, and net financing cash outflows of $0.5 million. Our net working capital was $381.7 million at March 31, 2019, compared to $413.0 million at December 31, 2018, a decrease of $31.3 million.

Operating Cash Flows

During the three month period ended March 31, 2019, net cash used in operating activities was $30.5 million. This negative cash flow was principally the result of our consolidated net loss of $82.2 million, an increase of $21.3 million in trade accounts receivable, partially offset by a net inflow from non-cash expenses of $61.1 million, a decrease of $10.8 million in inventories, net, and $1.4 million related to FIN 48 reserve, which mainly represents uncertain tax position regarding the reserve for chargebacks & rebates, penalties and interest for the change from accrual basis to cash basis.

During the three month period ended March 31, 2018, net cash used in operating activities was $31.6 million. This negative cash flow was principally the result of an increase of $35.5 million in trade accounts receivable, our consolidated net loss of $28.7 million, a decrease in accrued legal fees of $12.9 million, an increase of $9.3 million in inventories, net, a decrease in accrued expenses and other liabilities of $7.3 million, offset by a $38.1 million net inflow of non-cash expenses, a decrease in prepaid expenses and other current assets of $12.0 million, and a $11.3 million increase in trade accounts payable.

Investing Cash Flows

We used $10.1 million in investing activities during the three month period ended March 31, 2019. Of this total, $10.1 million was used to acquire property, plant and equipment.

We used $22.3 million in investing activities during the three month period ended March 31, 2018. Of this total $22.3 million was used to acquire property, plant and equipment.

Financing Cash Flows

Financing activities used $0.5 million in the three month period ended March 31, 2019, consisting of $0.3 million for lease payments and $0.1 million for stock compensation plan withholdings for employee taxes related to vested RSUs.

Financing activities used $4.3 million in the three month period ended March 31, 2018, consisting of $4.8 million used for consideration payable payments, partially offset by $0.5 million of proceeds from employee stock option exercises.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business. The company has incurred and expects in 2019 to continue to incur significant costs related to consultants assisting with cGMP improvements. Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the United States and Switzerland. Our ability to invest in our foreign facilities may be limited by the terms of the Standstill Agreement. Our cash obligations include the principal and interest payments due on our Term Loans and any amount we may borrow under the JPMorgan Revolving Facility (as both described throughout this report). These principal and interest payments will increase under the Standstill Agreement. Also, ongoing legal and financial advisory fees may be significant, including those of the advisors to the Ad Hoc Group, which are required to be paid pursuant to the terms of the Standstill Agreement. We believe that our cash reserves and operating cash flows will be sufficient to meet our cash needs for the foreseeable future.

Refer to Item 1, Note 8 - "Financing Arrangements" for further detail of debt obligations as of and for the quarter ended March 31, 2019, and for a description of the terms of the Standstill Agreement. In addition, refer to Item 1, Note 2 - “Summary of Significant Accounting Policies,” for management’s going concern assessment.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Part II - Item 8, Note 2 - "Summary of Significant Accounting Policies", in our Annual Report on Form 10-K for the year ended December 31, 2018, and in Item 1, Note 2 - "Summary of Significant Accounting Policies" of this Form 10-Q. Certain of our accounting policies are considered critical, as these policies require

[46]

significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

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

[47]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information reported under Part II, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended March 31, 2019.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our 2018 Form 10-K as filed on March 1, 2019, our disclosure controls and procedures were not effective as of March 31, 2019.
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
In prior filings, we identified and reported a material weakness in the Company’s internal controls over financial reporting, over the accounting for interpretation and calculation of Stock Award Modifications, (non-routine in nature), which still exists as of March 31, 2019. In response to the identified material weakness, our management, with oversight from our audit committee, has dedicated resources to improve our control environment and to remedy the identified material weakness. We are executing our remediation plan and testing procedures.
We believe that we have designed and implemented the appropriate controls to fully remediate the material weakness. These controls include additional procedures related to the interpretation and calculation of stock award modifications with respect to accelerated vesting in conjunction with separation packages and other non-routine performance awards granted. The Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time; therefore, until all remedial actions as described fully in our 2018 Form 10-K, as filed on March 1, 2019, including the efforts to test the necessary control activities we identified, are fully completed, the material weakness identified will continue to exist.
During the three month period ended March 31, 2019, the Company commenced testing of the redesigned controls directly related to the identified material weakness. We are committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity and transparency.
Changes in Internal Control Over Financial Reporting

As described above, we have designed and implemented additional controls in connection with our remediation plan. Other than these additional controls, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

[48]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 - "Commitments and Contingencies" of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019, except as set forth below:

Risks related to the sale of our India manufacturing facility.

We may not be able to recover all or any of the net asset value and may incur additional costs as we exit our India manufacturing facility.

Risks related to John N. Kapoor’s, Ph.D., stock ownership the Company.

As a result of a jury verdict finding John N. Kapoor, Ph.D., guilty in a federal criminal case, OIG-HHS’s permissive exclusion rules could lead to the Company’s exclusion from participating in U.S. government healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

The Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG-HHS”) has permissive authority to exclude individuals and entities convicted of certain crimes from participation in U.S. government healthcare programs, including Medicare and Medicaid. Under OIG-HHS’s permissive exclusion rules, OIG-HHS may exclude an entity from participation in U.S. government healthcare programs if an individual with a direct or indirect ownership or control interest of 5% or more in such entity is convicted of certain criminal offenses.

John N. Kapoor, Ph.D., is a principal shareholder of the Company. As of March 31, 2019, Dr. Kapoor beneficially owned approximately 23% of our common stock. On May 2, 2019, a federal jury found Dr. Kapoor guilty of racketeering conspiracy. Due to the jury verdict finding Dr. Kapoor guilty, OIG-HHS’s permissive exclusion rules could lead to the exclusion of the Company from participation in U.S. government healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

John N. Kapoor’s, Ph.D., involvement with the Company through his stock ownership and his right to nominate up to three directors could have an adverse effect on the price of our common stock and have substantial influence over our business strategies and policies.

John N. Kapoor, Ph.D., is a principal shareholder of the Company. As of March 31, 2019, Dr. Kapoor beneficially owned approximately 23%. On May 2, 2019, a federal jury found Dr. Kapoor guilty of racketeering conspiracy. As a result of the verdict and the permissive exclusion rules of the OIG-HHS with respect to participation in U.S. government healthcare programs, it is possible Dr. Kapoor will divest all or a part of his ownership in the Company. Further, NASDAQ has the discretionary authority to deny continued listing to a company when an individual with a history of regulatory misconduct is associated with a company. As a result of the jury verdict finding Dr. Kapoor guilty, it is possible Dr. Kapoor would be required to divest all or a part of his ownership in the Company in order for the Company to continue to be listed on NASDAQ.

In addition, through the Kapoor Trust and EJ Financial, Dr. Kapoor is entitled to nominate up to three persons to serve on our Board. Mr. Brian Tambi was nominated for these purposes. The other seats for nomination are vacant. Nomination of any directors to our Board or any trading of our common stock or divestments by Dr. Kapoor and his related parties could have an adverse effect on the price of our common stock and an adverse effect on our business.

Risks related to the Standstill Agreement.

The Standstill Agreement with our lenders requires us to observe certain covenants, which creates material uncertainties and risks to our growth and business outlook, and any failure to comply with the Standstill Agreement could result in an event of default under the Term Loan Agreements and render us insolvent.

[49]

On May 7, 2019, the Company announced that it entered into a Standstill Agreement and First Amendment (the “Standstill Agreement”) in respect of the Term Loan Agreements with an ad hoc group of lenders (the “Ad Hoc Group”), certain other lenders (together with the Ad Hoc Group, the “Standstill Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Term Loan Administrative Agent”).

The Standstill Agreement provides that, for the duration of the Standstill Period (as defined below), among other matters, neither the Term Loan Administrative Agent nor the lenders may (i) declare any event of default under the Term Loan Agreements or (ii) otherwise seek to exercise any rights or remedies, in each case of clauses (i) and (ii) above, to the extent directly relating to any alleged event of default arising from any alleged breach of any of the covenants contained in Sections 5.01, 5.02, 5.03, 5.06 or 5.07 of the Term Loan Agreements, to the extent the facts and circumstances giving rise to any such breach have been (x) publicly disclosed by the Company or (y) disclosed in writing by the Company to private side lenders or certain advisors to the Ad Hoc Group (collectively, the “Specified Matters”). “Standstill Period” means the period of time from the effective date of the Standstill Agreement (the “Effective Date”) through the earliest of (a) December 13, 2019; (b) the delivery of a notice of termination of the Standstill Period by lenders holding a majority of the Term Loans (the “Required Lenders”) upon the occurrence of a default or event of default under the Term Loan Agreements, excluding any default or event of Default relating to a Specified Matter; or (c) the delivery of a notice of termination of the Standstill Period by the Required Lenders as a result of any breach of, or non-compliance with, any provision of the Standstill Agreement by the Akorn Loan Parties, including without limitation any such breach or noncompliance by the Akorn Loan Parties of or with any affirmative covenants, milestones, negative covenants or other covenants set forth in the Standstill Agreement, subject, in each case, to any applicable cure period expressly set forth therein.

In exchange for the lenders’ agreement to standstill during the Standstill Period, the Standstill Agreement requires the Company to comply with certain affirmative covenants, including delivery of certain financial and other reporting to the lenders or their advisors. The Company is also required to participate in various update calls with the lenders and their advisors. Preparation of such deliverables and participation in such update calls could distract the Company’s management from their focus on the Company’s business operations, which could materially affect the Company’s business, financial position and results of operations. The failure by the Company to comply with any of these covenants could result in the termination of the Standstill Agreement by the lenders. Any termination of the Standstill Agreement would allow the lenders to assert any events of default with respect to the Specified Matters that are otherwise precluded by the Standstill Agreement and, as a result thereof, all obligations under the Term Loan Agreements could be declared to be immediately due and payable.

The Standstill Agreement also imposes a number of restrictions on the Company, including restrictions on:

•	consummating certain asset sales and investments;

•	making certain restricted payments with respect to the Company’s common stock and any subordinated indebtedness;

•	engaging in sale and leaseback transactions;

•	incurring certain liens and indebtedness;

•	reinvesting any proceeds received from certain asset sales; and

•
designating any restricted subsidiary as an unrestricted subsidiary, or otherwise creating or forming any unrestricted subsidiary, and/or transferring any assets of the Company or any of its restricted subsidiaries to any unrestricted subsidiary, except as otherwise permitted under the Term Loan Agreements (after giving effect to the Standstill Agreement).

These restrictions are in addition to those otherwise contained in the Term Loan Agreements.

The Standstill Agreement also restricts the Company’s ability to make payments in excess of $20 million in respect of settlements or judgments of certain ongoing litigation matters of the Company (a “Specified Litigation Payment”) over the objection of the Ad Hoc Group. If any such payment is made over the objection of the Ad Hoc Group, the Required Lenders could (i) terminate the Standstill Period and assert any events of default under the Term Loan Agreements with respect to the Specified Matters that are otherwise precluded by the Standstill Agreement, and (ii) assert a separate event of default under the Term Loan Agreements if such payment has a material adverse effect on the Company. The failure of the Company to comply with the covenant in respect of the Specified Litigation Payment during the Standstill Period would result in an

[50]

event of default under the Term Loan Agreements. Additionally, the failure by the Company to discharge an unstayed judgment in excess of $20 million for a period of thirty days would constitute a separate event of default under the Term Loan Agreements. If a judgment were to be rendered against the Company in excess of $20 million, an event of default could occur if the Company were to make such payment and an event of default could occur if the Company were to fail to make such payment which, in either case, if not waived, could materially affect the Company’s business, financial position and results of operations.

The Company’s ability to comply with these covenants and restrictions may be affected by events beyond its control and its failure to comply, or obtain a waiver in the event it cannot comply, could result in an event of default under the Term Loan Agreements that, if not waived, could materially affect the Company’s business, financial position and results of operations.

As a result of these covenants and restrictions, the Company may be limited in its ability to conduct its business, and respond to changing business, market and economic conditions. These provisions may also limit the Company’s ability to pursue new business opportunities and strategies. The Standstill Agreement may also result in business uncertainties during the Standstill Period and require substantial attention of management of the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel, and could cause partners and others that deal with the Company to seek to change existing business relationships, cease doing business with the Company or cause potential new partners to delay doing business with the Company. The failure to retain key personnel or attract new personnel could materially affect the Company’s business, financial position and results of operations.

Pursuant to the terms of the Standstill Agreement, the Company must enter into a comprehensive amendment of the Term Loan Agreements (a “Comprehensive Amendment”) that is satisfactory in form and substance to the lenders. If the Company does not enter into such a Comprehensive Amendment by December 13, 2019, an event of default will occur under the Term Loan Agreements which, if not waived, could materially affect the Company’s business, financial position and results of operations, and could render us insolvent.

The Company has agreed to negotiate in good faith with the lenders under the Term Loan Agreements to enter into a Comprehensive Amendment. If the Company is not able to reach agreement with such lenders on or before November 15, 2019, the Company must pay an in-kind fee in an amount equal to 0.625% of the loans outstanding on such date and at that time pledge all equity interests in its foreign subsidiaries that are not then subject to a lien in favor of the lenders. If the Company is not able to reach agreement with such lenders on or before December 13, 2019 and the loans under the Term Loan Agreements remain outstanding on such date, such failure would constitute an immediate event of default under the Term Loan Agreements. If an event of default occurs and the lenders accelerate the obligations under the Term Loan Agreements, we may not be able to repay the obligations that become immediately due and it could have a material negative impact on our liquidity and on our business. If we do not have sufficient funds on hand to pay our debt when due, we may be required to refinance our indebtedness, incur additional indebtedness, sell assets or sell additional securities. There is no guarantee that the Company may be able to reach any such Comprehensive Amendment, or that any Comprehensive Amendment would be satisfactory in form and substance to the lenders which is in the sole discretion of the lenders.

The Standstill Agreement requires the Company to pay certain fees and expenses and provides for an increased interest margin, which may negatively impact the Company’s financial condition.

The Standstill Agreement requires the Company to pay certain fees, including: (i) a one-time in-kind fee in an amount equal to 1.75% of the aggregate principal amount of the loans of the Standstill Lenders on the Effective Date, which fee was paid in kind on such date; (ii) fees and expenses of certain advisors to the Ad Hoc Group; and (iii) a one-time in-kind fee in an amount equal to 0.625% of the loans outstanding under the Term Loan Agreements on November 15, 2019 if a Comprehensive Amendment is not entered into on or before such date, which fee will be payable in kind on such date.

The Standstill Agreement also increases the interest margins the Company is required to pay under the Term Loan Agreements by 1.50% (i.e., 150 basis points), with 0.75% (i.e., 75 basis points) of such increase payable in cash and 0.75% (i.e., 75 basis points) of such increase payable in kind. If the Company does not comply with the terms and conditions of the Standstill Agreement, the failure to comply would result in an additional 0.50% (i.e., 50 basis points) increase to the interest margins, which increased interest would be payable in kind.

Additionally, if the Company prepays or repays outstanding loans under the Term Loan Agreements during the Standstill Period (other than as a result of any asset sale, condemnation event, incurrence of non-permitted indebtedness or excess cash flow), the Company is required to pay a fee in an amount equal to 0.625% of the outstanding principal of loans so prepaid or repaid.

[51]

Any amounts paid in cash will reduce the Company’s cash on hand, which could materially affect the Company’s business, financial position and results of operations. Any payments in kind or premium to be paid in connection with any repayment or prepayment of the loans may need to be paid by the Company in cash in order to successfully refinance the outstanding loans.

[52]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[53]

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

10.1†
Form of Offer Letter Agreement, dated February 4, 2019, between Akorn, Inc. and Erislandy Dorado-Boladeres, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 21, 2019.

10.2
AMENDED AND RESTATED CREDIT AGREEMENT dated as of April 16, 2019 among AKORN, INC., with The Other Loan Parties, The Lenders Party, JPMORGAN CHASE BANK, N.A., as Administrative Agent, and BANK OF AMERICA, N.A., as Syndication Agent, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 17, 2019.

10.3†	Form of Letter Agreement, dated January 7, 2019, between Akorn, Inc. and Bruce Kutinsky incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on January 7, 2019.

10.4†
Form of Offer Letter Agreement, dated January 28, 2019, between Akorn, Inc. and Christopher Young, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on January 28, 2019.

10.5†
Form of Inducement Award - Non-qualified Options granted to Douglas Boothe on January 8, 2019, incorporated by reference to Exhibit 4.3 to the Akorn Inc. registration statement on Form S-8 filed on January 8, 2019.

10.6†
Form of Inducement Award - Performance Stock Units granted to Douglas Boothe on January 8, 2019, incorporated by reference to Exhibit 4.4 to the Akorn Inc. registration statement on Form S-8 filed on January 8, 2019.

10.7†
Form of Inducement Award - Restricted Stock Units granted to Douglas Boothe on January 8, 2019, incorporated by reference to Exhibit 4.5 to the Akorn Inc. registration statement on Form S-8 filed on January 8, 2019.

10.8†
Form of Amendment #1 to Employment Agreement, dated April 11, 2014, between Akorn, Inc. and Raj Rai, its Chief Executive Officer, effective December 31, 2018, incorporated by reference to Exhibit 10.23 to the report on Form 10-K filed by Akorn, Inc. on March 1, 2019.

10.9†
Form of Separation and Consulting Agreement, dated February 5, 2019, between Akorn, Inc. and Rajat Rai, incorporated by reference to Exhibit 10.26 to the report on Form 10-K filed by Akorn, Inc. on March 1, 2019.

10.10†
Form of Separation and Consulting Agreement, dated February 5, 2019, between Akorn, Inc. and Bruce Kutinsky, incorporated by reference to Exhibit 10.27 to the report on Form 10-K filed by Akorn, Inc. on March 1, 2019.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

[54]

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: May 8, 2019

[55]