Form 10-Q
period 2019-06-30
AKORN INC
filed 2019-08-02
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

[1]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
At July 25, 2019, there were 126,142,943 shares of common stock, no par value, outstanding.

[2]

[3]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Certain prior-period amounts have been reclassified to conform to current-period presentation, including selling, general and administrative expenses, acquisition-related costs, research and development expenses, impairment of intangible assets, litigation rulings, settlements and contingencies and other non-operating income, net on the condensed consolidated statements of comprehensive (loss) and other non-current assets, prepaid expenses and other current assets, accrued legal fees and contingencies, uncertain tax liabilities and accrued expenses and other liabilities on the condensed consolidated statements of cash flows.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,264	$224,868
Trade accounts receivable, net	172,611	153,126
Inventories, net	162,593	173,645
Prepaid expenses and other current assets	24,307	32,180
TOTAL CURRENT ASSETS	537,775	583,819
PROPERTY, PLANT AND EQUIPMENT, NET	325,098	334,853
OTHER LONG-TERM ASSETS
Goodwill	267,923	283,879
Intangible assets, net	253,301	284,976
Right-of-use assets, net - Operating leases	22,542	—
Other non-current assets	7,520	7,730
TOTAL OTHER LONG-TERM ASSETS	551,286	576,585
TOTAL ASSETS	$1,414,159	$1,495,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$38,420	$39,570
Income taxes payable	13,955	—
Accrued royalties	5,862	6,786
Accrued compensation	19,762	19,745
Accrued administrative fees	27,453	36,767
Current portion of accrued legal fees and contingencies	82,576	52,413
Current portion of lease liability - Operating leases	2,472	—
Accrued expenses and other liabilities	12,926	15,542
Current portion of long-term debt (net of deferred financing costs)	828,282	—
TOTAL CURRENT LIABILITIES	1,031,708	170,823
LONG-TERM LIABILITIES
Long-term debt (net of non-current deferred financing costs)	—	820,411
Deferred tax liability	937	566
Uncertain tax liabilities	52,516	49,990
Long-term lease liability - Operating leases	21,877	—
Long-term portion of accrued legal fees and contingencies	38,500	—
Pension obligations and other liabilities	7,469	9,601
TOTAL LONG-TERM LIABILITIES	121,299	880,568
TOTAL LIABILITIES	1,153,007	1,051,391
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value - 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018.	—	—
Common stock, no par value – 150,000,000 shares authorized; 126,107,933 and 125,492,373 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	584,592	574,553
(Accumulated deficit)	(300,948)	(107,168)
Accumulated other comprehensive (loss)	(22,492)	(23,519)
TOTAL SHAREHOLDERS’ EQUITY	261,152	443,866
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,414,159	$1,495,257
 See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net	$178,057	$190,944	$343,928	$375,007
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	110,073	109,665	222,431	211,500
GROSS PROFIT	67,984	81,279	121,497	163,507

Selling, general and administrative expenses	61,042	83,758	133,540	146,752
Research and development expenses	9,495	11,371	18,209	24,015
Amortization of intangibles	9,950	13,182	21,015	26,372
Impairment of goodwill	—	—	15,955	—
Impairment of intangible assets	394	64,534	10,748	83,349
Litigation rulings, settlements and contingencies	74,469	(400)	74,879	(400)
TOTAL OPERATING EXPENSES	155,350	172,445	274,346	280,088

OPERATING (LOSS)	(87,366)	(91,166)	(152,849)	(116,581)
Amortization of deferred financing costs	(5,655)	(1,304)	(6,959)	(2,608)
Interest expense, net	(17,341)	(11,062)	(31,668)	(20,640)
Other non-operating income (loss), net	245	(724)	598	(454)

(LOSS) BEFORE INCOME TAXES	(110,117)	(104,256)	(190,878)	(140,283)
Income tax provision (benefit)	1,482	(16,272)	2,902	(23,552)

NET (LOSS)	$(111,599)	$(87,984)	$(193,780)	$(116,731)
NET (LOSS) PER SHARE
NET (LOSS) PER SHARE, BASIC	$(0.89)	$(0.70)	$(1.54)	$(0.93)

NET (LOSS) PER SHARE, DILUTED	$(0.89)	$(0.70)	$(1.54)	$(0.93)

SHARES USED IN COMPUTING NET (LOSS) PER SHARE
BASIC	126,043	125,332	125,806	125,286
DILUTED	126,043	125,332	125,806	125,286

COMPREHENSIVE (LOSS)
Net (loss)	$(111,599)	$(87,984)	$(193,780)	$(116,731)
Unrealized holding (loss) on available-for-sale securities, net of tax of $1 and $1 for the three month periods ended June 30, 2019 and 2018, and $1 and $1 for the six month periods ended June 30, 2019 and 2018, respectively.	(3)	(4)	(3)	(5)
Foreign currency translation gain (loss)	1,380	(6,350)	956	(7,198)
Pension liability adjustment (loss) gain, net of tax of ($48) and ($1) for the three month periods ended June 30, 2019 and 2018, and ($19) and ($2) for the six month periods ended June 30, 2019 and 2018, respectively.	190	4	74	8
COMPREHENSIVE (LOSS)	$(110,032)	$(94,334)	$(192,753)	$(123,926)
See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018
(In Thousands)

	Shares	Common Stock	(Accumulated Deficit)	Other Comprehensive (Loss)	Total
BALANCES AT MARCH 31, 2019 (unaudited)	125,579	$579,157	$(189,349)	$(24,059)	$365,749
Consolidated net (loss)	—	—	(111,599)	—	(111,599)
Compensation and share issuances related to restricted stock awards	583	3,879	—	—	3,879
Stock-based compensation expense - stock options	—	1,440	—	—	1,440
Foreign currency translation gain	—	—	—	1,380	1,380
Stock compensation plan withholdings for employee taxes	(54)	(153)	—	—	(153)
Unrealized holding loss on available-for-sale securities	—	—	—	(3)	(3)
Akorn AG pension liability adjustment	—	—	—	190	190
Employee stock purchase plan expense	—	269	—	—	269
BALANCES AT June 30, 2019 (unaudited)	126,108	$584,592	$(300,948)	$(22,492)	$261,152

	Shares	Common Stock	Retained Earnings	Other Comprehensive (Loss)	Total
BALANCES AT MARCH 31, 2018 (unaudited)	125,259	$559,335	$265,994	$(14,813)	$810,516
Consolidated net (loss)	—	—	(87,984)	—	(87,984)
Compensation and share issuances related to restricted stock awards	170	3,468	—	—	3,468
Stock-based compensation expense - stock options	—	2,477	—	—	2,477
Foreign currency translation gain	—	—	—	(6,350)	(6,350)
Stock compensation plan withholdings for employee taxes	(25)	(292)	—	—	(292)
Unrealized holding loss on available-for-sale securities	—	—	—	(4)	(4)
Akorn AG pension liability adjustment	—	—	—	4	4
Employee stock purchase plan expense	—	—	—	—	—
BALANCES AT June 30, 2018 (unaudited)	125,404	$564,988	$178,010	$(21,163)	$721,835

[7]

	Shares	Common Stock	(Accumulated Deficit)	Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2018	125,492	$574,553	$(107,168)	$(23,519)	$443,866
Consolidated net (loss)	—	—	(193,780)	—	(193,780)
Compensation and share issuances related to restricted stock awards	704	6,989	—	—	6,989
Stock-based compensation expense - stock options	—	2,821	—	—	2,821
Foreign currency translation gain	—	—	—	956	956
Stock compensation plan withholdings for employee taxes	(88)	(269)	—	—	(269)
Unrealized holding loss on available-for-sale securities	—	—	—	(3)	(3)
Akorn AG pension liability adjustment	—	—	—	74	74
Employee stock purchase plan expense	—	498	—	—	498
BALANCES AT June 30, 2019 (unaudited)	126,108	$584,592	$(300,948)	$(22,492)	$261,152

		Common Stock	Retained Earnings	Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2017	125,091	$550,472	$294,741	$(13,968)	$831,245
Consolidated net (loss)	—	—	(116,731)	—	(116,731)
Exercise of stock options	22	546	—	—	546
Compensation and share issuances related to restricted stock awards	170	5,817	—	—	5,817
Stock-based compensation expense - stock options	—	5,636	—	—	5,636
Foreign currency translation loss	—	—	—	(7,198)	(7,198)
Stock compensation plan withholdings for employee taxes	(25)	(292)	—	—	(292)
Unrealized holding loss on available-for-sale securities	—	—	—	(5)	(5)
Akorn AG pension liability adjustment	—	—	—	8	8
Employee stock purchase plan expense	146	2,809	—	—	2,809
BALANCES AT JUNE 30, 2018 (unaudited)	125,404	$564,988	$178,010	$(21,163)	$721,835

See notes to condensed consolidated financial statements.

[8]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net (loss)	$(193,780)	$(116,731)
Adjustments to reconcile consolidated net (loss) to net cash (used in) operating activities:
Depreciation and amortization	36,123	40,439
Amortization of debt financing fees	6,959	2,608
Impairment of intangible assets	10,748	83,349
Goodwill impairment	15,955	—
Fixed asset impairment and other	10,227	—
Non-cash stock compensation expense	10,308	11,453
Non-cash interest expense	913	—
Deferred income taxes, net	366	(24,512)
Other	(29)	481
Changes in operating assets and liabilities:
Other non-current assets	440	(28)
Trade accounts receivable	(19,496)	(45,893)
Inventories, net	11,186	(7,735)
Prepaid expenses and other current assets	5,977	8,204
Trade accounts payable	2,078	602
Accrued legal fees and contingencies	68,662	15,387
Uncertain tax liabilities	2,526	844
Accrued expenses and other liabilities	1,526	259
NET CASH (USED IN) OPERATING ACTIVITIES	$(29,311)	$(31,273)
INVESTING ACTIVITIES:
Proceeds from disposal of assets	—	20
Payments for intangible assets	(87)	(50)
Purchases of property, plant and equipment	(16,863)	(35,862)
NET CASH (USED IN) INVESTING ACTIVITIES	$(16,950)	$(35,892)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	254
Stock compensation plan withholdings for employee taxes	(269)	—
Payment of contingent acquisition liabilities	—	(4,793)
Lease payments	$(338)	$(6)
NET CASH (USED IN) FINANCING ACTIVITIES	$(607)	$(4,545)
Effect of exchange rate changes on cash and cash equivalents	141	(560)
(DECREASE) IN CASH AND CASH EQUIVALENTS	$(46,727)	$(72,270)
Cash and cash equivalents, and restricted cash at beginning of period	225,794	369,889
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$179,067	$297,619
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$34,179	$25,462
Amount (received) paid for income taxes, net	$(14,859)	$9,260
Additional capital expenditures included in accounts payable	$3,277	$12,010
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

During the three and six month periods ended June 30, 2019 and 2018, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Part I, Item 1, Note 10 - “Segment Information.”

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX. Our principal corporate office is located at 1925 West Field Court Suite 300, Lake Forest, Illinois 60045, with telephone number (847) 279-6100.

Terminated Merger Agreement: On April 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fresenius Kabi AG, a German stock corporation (“Parent”), Quercus Acquisition, Inc., a Louisiana corporation and wholly-owned subsidiary of Parent (“Merger Sub”) and, solely for purposes of Article VIII thereof, Fresenius SE & Co. KGaA, a German partnership limited by shares, which Merger Agreement subsequently resulted in litigation following Parent’s purported termination of the Merger Agreement. For a more detailed description of the litigation, please see Part I, Item 1, Note 12 - “Commitments and Contingencies-Litigation Related to the Terminated Merger.”

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six month periods ended June 30, 2019, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019.

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

[10]

Significant estimates and assumptions for the Company relate to the allowances for chargebacks, rebates, product returns, coupons, promotions and doubtful accounts, as well as the reserve for slow-moving and obsolete inventories, the carrying value and lives of intangible assets, the useful lives of fixed assets, impairments of fixed assets, the carrying value of deferred income tax assets and liabilities, the assumptions underlying share-based compensation, accrued but unreported employee benefit costs and legal settlement accruals.

Going Concern: In connection with the preparation of the financial statements as of and for the six month period ended June 30, 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued.

As further described in Note 8 - "Financing Arrangements,” on May 6, 2019, the Company and certain Lenders entered into a Standstill Agreement and First Amendment (the “Standstill Agreement”) to its Term Loan Agreements. Pursuant to the terms of the Standstill Agreement, the Company must enter into a comprehensive amendment of the Term Loan Agreements (the “Comprehensive Amendment”) that is satisfactory in form and substance to the Lenders. If the Company does not enter into a Comprehensive Amendment by December 13, 2019 or refinance or otherwise address the outstanding Term Loans, an event of default will occur under the Term Loan Agreements which, if not waived, could materially affect the Company’s business, financial position and results of operations. If an event of default occurs and the Lenders accelerate the obligations under the Term Loan Agreements, the Company may not be able to repay the obligations that become immediately due and it could have a material negative impact on the Company’s liquidity and business.

The Company evaluated the impact of entering into the Standstill Agreement on its ability to continue as a going concern. As the Company’s ability to enter into a Comprehensive Amendment with the Lenders is not within its control, and failure to do so would result in an event of default under the Term Loan Agreements, these conditions in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements are filed. The Company will actively seek to refinance or otherwise address the Term Loans or enter into a Comprehensive Amendment to the Term Loan Agreements by December 13, 2019. Based on discussions with the Company’s financial advisor, the Company believes that it will be able to refinance or otherwise address the Term Loans within this timeframe. In the event that the Company is unable to refinance or otherwise address the Term Loans, the Company would seek to enter into a Comprehensive Amendment to the Term Loan Agreements. The Standstill Agreement requires the Company and Lenders to negotiate in good faith to enter into such a Comprehensive Amendment.
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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents. At June 30, 2019 and December 31, 2018, approximately $0.8 million and $0.9 million, respectively, of cash held by AIPL was restricted, and was reported within prepaid expenses and other current assets.

The following table sets forth the components of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows for the six month periods ended June 30, 2019 and 2018 (in thousands):

[11]

Cash, Cash Equivalents, and Restricted Cash	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$178,264	$296,782
Restricted cash	803	837
Total cash, cash equivalents, and restricted cash	$179,067	$297,619

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

Management obtains product inventory reports from certain wholesalers to aid in analyzing the reasonableness of the chargeback allowance and to monitor whether wholesaler inventory levels do not significantly exceed customer demand. The Company assesses the reasonableness of its chargeback allowance by applying a product chargeback percentage that is based on a combination of historical activity and future price and mix expectations to the quantities of inventory on hand at the wholesalers according to wholesaler inventory reports. In addition, the Company estimates the percent of gross sales generated through direct and indirect sales channels and the percent of contract versus non-contract revenue in the period, as these each affect the estimated reserve calculation. In accordance with its accounting policy, the Company also estimates the percent of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience and new trends are factored into its estimates each quarter as market conditions change.

For the three month period ended June 30, 2019, the Company incurred a chargeback provision of $192.7 million, or 41.4% of gross sales of $466.0 million, compared to $222.5 million, or 43.8% of gross sales of $507.8 million in the prior year period. The dollar decrease and percent decrease from the comparative period was primarily the result of decreases in the wholesale acquisition cost of certain products. The Company ensures that the chargeback rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing or contract pricing structures as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

[12]

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 202 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.3 million or decrease the chargeback reserve by $0.8 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended June 30, 2019, the Company incurred rebates, administrative fees and others of $78.0 million, or 16.7% of gross sales of $466.0 million, compared to $75.1 million, or 14.8% of gross sales of $507.8 million in the prior year period. The dollar and percent increases from the comparative period were the result of shelf stock adjustments related to decreases in the wholesale acquisition cost of certain products, partially offset by gross sales decreases and product mix shifts to products with lower rebates, administrative fees and other expense percentages. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing or contract pricing structures as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 202 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by less than $0.1 million or decrease the same reserve by $0.1 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the

[13]

average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

Sales Returns:  Certain of the Company’s products are sold with the customer having the right to return the product within specified periods. Provisions are made at the time of sale based upon historical experience. Historical factors such as recall events as well as pending new developments like comparable product approvals or significant pricing movement that may impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the reserve required, the Company considers actual returns to date that are in process, wholesaler inventory levels, and the expected impact of any product recalls to assess the magnitude of unconsumed product that may result in sales returns to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the pull through for sales of the Company’s products and ultimately impact the level of sales returns.

For the three month period ended June 30, 2019, the Company incurred a return provision of $5.5 million, or 1.2% of gross sales of $466.0 million, compared to $6.1 million, or 1.2% of gross sales of $507.8 million in the prior year period. The dollar decrease from the comparative period was primarily due to lower gross sales. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 0.3 months change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $0.4 million or decrease of $0.1 million in return reserve expense if the lag increases or decreases, respectively. The average 0.3 months change in the lag from the time of sale to the time the product return is processed was determined based on the difference between the high and low lag time for the past twelve month historical activities. This sensitivity analysis is a change from the three month period ended June 30, 2018, which was determined based on the average variances for the last six months of returns activity. The prior method did not give a measurable variance to calculate a sensitivity. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

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

[14]

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

Leases: The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and month-to-month agreements. Our leases have initial lease terms of one to ten years, some of which include options to extend and/or terminate the lease. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. Certain leases have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less ("Short-term leases") are not recorded on the Condensed Consolidated Balance Sheet. We recognize rent expense on a straight-line basis over the lease term. Right-of-use ("ROU") assets, net represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The operating lease ROU assets also include any lease prepayments and is reduced by any lease incentives. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When the lease agreement does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. See Note 17 — Leasing Arrangements for more information.

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

[15]

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	June 30, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$178,264	$178,264	$—	$—
Nicox stock with lockup provisions	15	—	—	15
Total assets	$178,279	$178,264	$—	$15

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$224,868	$224,868	$—	$—
Nicox stock with lockup provisions	18	—	—	18
Total assets	$224,886	$224,868	$—	$18

In accordance with ASC 820 - Fair Value Measurement, the Company records unrealized holding gains and losses on available-for-sale securities in the “Accumulated other comprehensive (loss)” caption in the Condensed Consolidated Balance Sheet. As of June 30, 2019, the Company maintained rights to receive a small number of shares of Nicox stock held in an expense escrow. The unrealized holding loss on these shares was a negligible dollar amount as of June 30, 2019. The escrow shares are not expected to be released within one year, and accordingly, the original cost basis of less than $0.1 million on these shares is included within other non-current assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019. The fair value of the investment is estimated using observable and unobservable inputs to discount for lack of marketability.

Stock-Based Compensation: Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for

[16]

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

The stock-based compensation expense related to performance share units (“PSUs”) is estimated at grant date based on the fair value of the award. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. For PSUs granted with vesting subject to performance conditions, the fair value of the award is based on the market price of the underlying shares on grant date. Expense from such awards is recognized ratably over the vesting period, but is based upon an ongoing evaluation of the number of shares expected to vest and will be adjusted to reflect those awards that do ultimately vest.

The stock-based compensation expense related to restricted stock unit awards (“RSUs”) is based on the fair value of the underlying shares on date of grant. Expense is recognized ratably over the vesting period, reduced by an estimate of future forfeitures.

[17]

Note 3 — Equity Compensation Plans

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants.  On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), setting aside 8.0 million shares of the Company’s common stock for issuance pursuant to equity awards. Subsequently, at the 2019 Annual Meeting of Shareholders on May 1, 2019, the Company’s shareholders approved a 4.4 million increase to the shares available for awards granted under the Omnibus Plan, raising the overall total to 12.4 million shares. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan (the "2014 Plan"), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016. The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), performance share unit awards ("PSUs") or various other instruments to directors, employees and consultants.  Following shareholder approval of the Omnibus Plan, no new awards could be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms.

As of June 30, 2019, there were approximately 2.6 million stock options and 0.1 million RSU shares outstanding under the 2014 Plan.

Under the Omnibus Plan, there were approximately 4.5 million RSU shares, 1.0 million PSU shares and 2.5 million stock option award shares outstanding as of June 30, 2019. As of June 30, 2019, approximately 3.6 million shares remained available for future award grants under the Omnibus Plan.

Also granted in, and outstanding as of the six month period ended June 30, 2019, were inducement awards consisting of 0.5 million RSU shares, 0.2 million PSU shares and 0.4 million stock option award shares.

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

The Company uses the single-award method for allocating compensation cost related to stock options to each period. The following table sets forth the components of the Company’s share-based compensation expense for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$1,440	$2,477	$2,821	$5,636
Employee stock purchase plan	269	—	498	—
Restricted stock units and Performance share units	3,879	3,468	6,989	5,817
Total stock-based compensation expense	$5,588	$5,945	$10,308	$11,453

Stock Option awards

[18]

From time to time, the Company has granted stock option awards to certain employees, executives and directors. No stock options were granted in 2018. Set forth in the following table are the weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Company's equity compensation plans during the three and six month periods ended June 30, 2019, along with the weighted-average grant date fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	52%	—%	57%	—%
Expected life (in years)	6.2	—	6.2	0
Risk-free interest rate	2.31%	—%	2.37%	—%
Dividend yield	—	—	—	—
Fair value per stock option	$2.34	$—	$2.37	$—
Forfeiture rate	8%	—%	8%	—%

The table below sets forth a summary of stock option activity within the Company’s stock-based compensation plans for the six month period ended June 30, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2018	3,418	$28.55	3.69	$—
Granted	2,895	4.30
Exercised	—	—
Forfeited	(777)	26.03
Outstanding at June 30, 2019	5,536	$16.22	6.55	$2,474
Exercisable at June 30, 2019	2,087	$29.81	2.79	$—

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

Restricted Stock Unit awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. Historically, the majority of RSU grants to employees and executives have been pursuant to the Company's long-term incentive plans (the "LTIPs"), which allow for annual grants of RSUs to all eligible employees and executives. The RSU awards vest 25% per year on each of the first four anniversaries of the grant date. During the six month period ended June 30, 2019, the Company granted 4.2 million RSUs to certain employees, executives and directors. Of this total, 2.7 million RSUs were granted to certain employees as a retention incentive under the Omnibus Plan, and vest in full two years after grant date. Another 1.0 million RSUs were granted as LTIP awards under the Omnibus Plan, and the remaining 0.5 million RSUs were granted as an inducement award to the Company’s new President and Chief Executive Officer ("CEO").

Set forth below is a summary of unvested RSU activity during the six month period ended June 30, 2019:

[19]

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2018	1,643	$19.85
Granted	4,235	$4.12
Vested	(584)	$23.73
Forfeited	(209)	$17.19
Unvested at June 30, 2019	5,085	$7.49

During the three and six month periods ended June 30, 2019, approximately 0.3 million and 0.6 million RSU shares vested and were released, generating tax-deductible expenses totaling $0.9 million and $1.8 million respectively, while 0.2 million RSU shares vested during the three and six month periods ended June 30, 2018, generating tax-deductible expenses totaling $2.0 million.

Performance Share Unit awards

During the three and six month periods ended June 30, 2019, the Company granted 0.0 million and 1.2 million PSU award shares, respectively, to certain executives. Of this total, 1.0 million vest two years after grant with vesting level contingent upon meeting various performance conditions, while the remaining 0.2 million vest four years after grant with vesting level contingent on various market conditions. No PSU awards were granted by the Company prior to the quarter ended March 31, 2019.

Set forth below is a summary of unvested PSU activity during the six month period ended June 30, 2019:

	Total Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Performance Conditions	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Market Conditions	Weighted Average Grant Date Fair Value per Unit
Unvested at December 31, 2018	—	$—	—	$—	—	$—
Granted	1,239	3.99	985	4.06	254	3.73
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Unvested at June 30, 2019	1,239	$3.99	985	$4.06	254	$3.73

Set forth below is a summary of the valuation inputs for PSUs granted with vesting subject to market conditions during the six month period ended June 30, 2019:

Valuation Inputs for PSUs with Vesting Subject to Market Conditions:
PSUs Issued (units in thousands)	254
Risk Free Rate	2.58%
Volatility	55.10%
Dividend	—%
Valuation Per Share	$3.73
Total Fair Value (in thousands)	$947

Expected Term (years)	4

Forfeiture Rate Assumed	8.00%

LTIP Cash awards

In May 2019, the Company awarded $9.7 million in cash-based awards to certain non-executive employees in lieu of the customary RSUs as part of its 2019 LTIP grants. The cash awards are equivalent to the value of RSUs that would have been granted under the previous program design, and will vest over two years and be paid in two equal installments after each of the

[20]

first two anniversaries of the grant date. During the three month period ended June 30, 2019, the Company recorded $0.7 million expenses net of forfeitures.

Employee Stock Purchase Plan

The 2016 Akorn, Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions. The ESPP has been structured to qualify under Section 423 of the Internal Revenue Code (“IRC”). Employees who elect to participate in the ESPP may withhold from 1% to 15% of eligible wages toward the purchase of stock. Shares will be purchased at a 15% discount off the lesser of the market price at the beginning or the ending of the applicable offering period. The ESPP is designed with two offering periods each year, generally running from January 1st to December 31st and from July 1st to December 31st. In a given year, employees may enroll in only one offering period, not both. Per IRC rules, annual purchases per employee are limited to $25,000 worth of stock, valued as of the beginning of the offering period. Accordingly, with the 15% discount, employees may withhold no more than $21,250 per year toward the purchase of stock under the ESPP. Employees are further limited to purchasing no more than 15,000 shares of stock per year. The ESPP was approved by vote of the Company’s shareholders on December 16, 2016. A total of 2.0 million shares of the Company’s stock have been set aside for issuance under the ESPP, of which 146,247 shares have been issued to date.

During the six month period ended June 30, 2019, participants contributed approximately $1.2 million through payroll deductions toward the future purchase of shares under the ESPP.

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

Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Gross accounts receivable	$334,261	$308,305
Less reserves for:
Chargebacks (1)	(50,296)	(55,312)
Rebates (2)	(67,901)	(55,963)
Product returns	(33,541)	(35,146)
Discounts and allowances	(6,744)	(6,561)
Advertising and promotions	(2,643)	(1,574)
Doubtful accounts	(525)	(623)
Trade accounts receivable, net	$172,611	$153,126

(1) The decrease in the Chargebacks balance as of June 30, 2019, when compared to the December 31, 2018 balance, was primarily due to decreases in wholesale acquisition cost of certain products and changes to product and customer mix.

[21]

(2) The increase in the Rebates balances as of June 30, 2019, when compared to the December 31, 2018 balance, was primarily due to shelf stock adjustments related to decreases in the wholesale acquisition cost of certain products, payment timing and changes in product and customer mix.

For the three and six month periods ended June 30, 2019 and 2018, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross sales	$466,009	$507,819	$924,649	$1,028,352
Less adjustments for:
Chargebacks (1)	(192,717)	(222,482)	(398,111)	(446,445)
Rebates, administrative and other fees (2)	(77,969)	(75,094)	(142,233)	(167,374)
Product returns (3)	(5,471)	(6,133)	(17,373)	(13,254)
Discounts and allowances	(9,025)	(9,946)	(18,075)	(20,183)
Advertising, promotions and others	(2,769)	(3,220)	(4,929)	(6,089)
Revenues, net	$178,057	$190,944	$343,928	$375,007

(1) The decreases in chargebacks for the three and six month periods ended June 30, 2019, as compared to the same periods in 2018, were due to volume declines as well as decreases in wholesale acquisition cost of certain products.

(2) The increase in the rebates, administrative and other fees for the three month period ended June 30, 2019, compared to the same period in 2018, was mainly due to shelf stock adjustments related to decreases in wholesale acquisition costs of certain products. The decrease in the rebates, administrative and other fees for the six month period ended June 30, 2019, compared to the same period in 2018, was primarily due to volume declines, product and customer mix, partially offset by shelf stock adjustments.

(3) Product returns for the three month period ended June 30, 2019, compared to the three month period ended June 30, 2018, remained flat.  The increase in product returns for the six month period ended June 30, 2019, as compared to the same period in 2018, was primarily due to the timing of returns processing during the three month period ended March 31, 2019.
Note 5 — Inventories, Net

The components of inventories are as follows (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$67,783	$76,981
Work in process	18,762	13,870
Raw materials and supplies	76,048	82,794
Inventories, net	$162,593	$173,645

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory reserves were $45.8 million and $46.5 million, at June 30, 2019 and December 31, 2018, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

[22]

	June 30, 2019	December 31, 2018
Land and land improvements	$17,680	$17,608
Buildings and leasehold improvements	142,616	138,126
Furniture and equipment	255,032	240,080
Sub-total	415,328	395,814
Accumulated depreciation	(174,002)	(158,824)
Property, plant and equipment in service, net	$241,326	$236,990
Construction in progress	83,772	97,863
Property, plant and equipment, net	$325,098	$334,853

At June 30, 2019 and December 31, 2018, property, plant and equipment, net, with a net carrying value of $97.5 million and $91.9 million, respectively, was located outside the United States.

At June 30, 2019, the Company had $83.8 million of assets under construction which consisted primarily of manufacturing facility expansion and improvement projects. Depreciation will begin on these assets once they are placed into service. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. During the three and six month periods ended June 30, 2019, the Company recorded impairment losses of $0.1 million and $9.0 million, respectively, as a result of the Company announcing that it was exploring strategic alternatives to exit the India manufacturing facility. The remaining net book value of the India manufacturing facility is $56.8 million. No impairment losses were recorded during the three and six month periods ended June 30, 2018.

The Company recorded depreciation expense of $7.4 million and $7.0 million during the three month periods ended June 30, 2019 and 2018, respectively, and $15.1 million and $14.1 million during the six month periods ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019 and 2018, accumulated amortization of intangible assets was $233.8 million and $244.9 million, respectively. The Company recorded amortization expense of $10.0 million and $13.2 million during the three month periods ended June 30, 2019 and 2018, respectively and $21.0 million and $26.4 million during the six month periods ended June 30, 2019 and 2018, respectively. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.

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

During the three month period ended June 30, 2019, no IPR&D projects were impaired, while during the three month period ended June 30, 2018, seven IPR&D projects were impaired primarily due to the anticipated market conditions and competition upon launch, resulting in impairment expenses of $61.6 million. Additionally, during the three month period ended June 30, 2019, one product licensing right was impaired due to competition resulting in impairment expenses of $0.4 million compared to impairments of $2.9 million on three product licensing rights during the comparative prior year period.

[23]

During the six month period ended June 30, 2019, no IPR&D projects were impaired, while during the six month period ended June 30, 2018, ten IPR&D projects were impaired primarily due to anticipated market conditions and competition upon launch, resulting in impairment expenses of $79.5 million. Additionally, during the six month period ended June 30, 2019, two product licensing rights were impaired due to competition resulting in impairment expenses of $10.7 million; compared to impairments of $3.9 million expenses on five product licensing rights due to competition during the comparative prior year period.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. In its annual goodwill impairment analysis, the Company uses widely accepted valuation techniques to determine the fair value of its reporting units. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. The Company performed an annual impairment test on October 1, 2018 and determined that the fair value of its reporting units is in excess of its carrying value and no goodwill impairment charge was necessary. As a result of Akorn announcing that it was exploring strategic alternatives to exit the India manufacturing facility, the Company performed impairment testing and recorded goodwill impairment of $16.0 million during the three month period ended March 31, 2019. No additional goodwill impairment was recorded during the three month period ended June 30, 2019.

The following table provides a summary of the activity in goodwill by segment for the six month period ended June 30, 2019 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2018	$16,717	$267,162	$283,879
Currency translation adjustments	—	(1)	(1)
Acquisitions	—	—	—
Impairments	—	(15,955)	(15,955)
Dispositions	—	—	—
Balances at June 30, 2019	$16,717	$251,206	$267,923

The following table sets forth the major categories of the Company’s intangible assets as of June 30, 2019 and December 31, 2018, and the weighted average remaining amortization period as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Gross Amount (2)	Accumulated Amortization	Reclassifications	Impairment (1)	Net Balance	Wtd Avg Remaining Amortization Period (years)
June 30, 2019
Product licensing rights	$472,041	$(218,600)	$—	$(15,550)	$237,891	8.9
IPR&D	4,400	—	—	—	4,400	N/A - Indefinite lived
Trademarks	16,000	(6,767)	—	—	9,233	17.4
Customer relationships	4,225	(2,448)	—	—	1,777	7.1
Other intangibles	6,000	(6,000)	—	—	—	0.0
	502,666	$(233,815)	$—	$(15,550)	$253,301
December 31, 2018
Product licensing rights	$597,960	$(203,323)	$5,300	$(131,306)	$268,631	9.2
IPR&D	149,161	—	(5,300)	(139,461)	4,400	N/A - Indefinite lived
Trademarks	16,000	(6,304)	—	—	9,696	17.5
Customer relationships	4,225	(2,318)	—	—	1,907	7.3
Other intangibles	11,235	(5,658)	—	(5,235)	342	0.3
	$778,581	$(217,603)	$—	$(276,002)	$284,976

[24]

(1) Impairment of product licensing rights is stated at gross carrying cost of $15.6 million less accumulated amortization of $4.9 million as of the impairment date. Accordingly, the total net impairment expense was $10.7 million, for the six month period ended June 30, 2019.

(2) Differences in the Gross Amounts between periods are due to the write down of fully amortized assets and additions during the period.

Note 8 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., Akorn, Inc., together with certain of its subsidiaries (Akorn, Inc., together with such subsidiaries, the “Akorn Loan Parties”), entered into two term loan agreements (the “Term Loan Agreements” and the loans outstanding thereunder, the “Term Loans”) with certain lenders (the “Lenders”) and with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Term Loan Administrative Agent”). The aggregate principal amount of the Term Loans was $1,045.0 million. As of June 30, 2019, outstanding debt under the Term Loan Agreements was $843.7 million. The Company believes it was in compliance with all applicable covenants in the Term Loan Agreements, which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities, as of June 30, 2019. As of June 30, 2019, the Term Loans were scheduled to mature on April 16, 2021.

On May 6, 2019, the Akorn Loan Parties entered into a Standstill Agreement and First Amendment (the “Standstill Agreement”) with respect to the Term Loan Agreements with an ad hoc group of Lenders (the “Ad Hoc Group”), certain other Lenders (together with the Ad Hoc Group, the “Standstill Lenders”) and the Term Loan Administrative Agent (together with the Akorn Loan Parties and the Standstill Lenders, the “Standstill Parties”). Capitalized terms used but not defined herein have the meanings given to them in the Standstill Agreement or the Term Loan Agreements, as applicable.

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

[25]

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

•
on the Effective Date, the Company incurred a one-time fee payable in-kind in an amount equal to $10.9 million of the aggregate principal amount of the Term Loans of the Standstill Lenders outstanding on such date; and

•
the interest margins payable by the Company with respect to outstanding Term Loans (as described above) were increased on an ongoing basis by 1.50% (i.e., 150 basis points), with 0.75% (i.e., 75 basis points) of such increase payable in cash and 0.75% (i.e., 75 basis points) of such increase payable in kind.

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
Any Specified Litigation Payment made over the objection of the Ad Hoc Group would (i) entitle the Required Lenders to terminate the Standstill Period and (ii) constitute an Event of Default under the Term Loan Agreements if such payment has a Material Adverse Effect (as defined in the Term Loan Agreements). The failure of the Company to comply with the covenant in respect of the Specified Litigation Payment during the Standstill Period would result in an Event of Default under the Loan Agreement. The non-binding agreement in principle with respect to the Securities Class Action Litigation (as defined below in Note 12 - "Commitments and Contingencies") provides that the D&O Proceeds Payment (as defined below in Note 12 - "Commitments and Contingencies") will come from D&O insurance proceeds only; accordingly, the D&O Proceeds Payment, if made, would not constitute "Specified Litigation Payments" under the Standstill Agreement.

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
The Company will actively seek to refinance or otherwise address the Term Loans or enter into a Comprehensive Amendment to the Term Loan Agreements by December 13, 2019. Based on discussions with the Company’s financial advisors, the Company believes that it will be able to refinance or otherwise address the Term Loans within this timeframe. In the event that the Company is unable to refinance or otherwise address the Term Loans by such date, the Company would seek to enter into a Comprehensive Amendment to the Term Loan Agreements.
During the three and six month periods ended June 30, 2019, the Company amortized $5.6 million and $6.9 million, respectively of the deferred financing cost related to the Term Loans, resulting in $15.4 million remaining balance of deferred

[26]

financing costs at June 30, 2019. As a result of the obligation to enter into a Comprehensive Amendment by December 13, 2019, the Company will amortize this balance using the straight-line method through December 2019.

As of June 30, 2019, the Company's spread was based upon the Ratings Level as documented below. As of June 30, 2019, the Company was a Ratings Level III for the Term Loan Agreements and related Standstill Agreement.

Ratings Level	Index Ratings (Moody’s/S&P)	Adjusted LIBOR (Eurodollar) Spread	Adjusted Base Rate (ABR) Spread
Level I	B1/B+ or higher	5.75%	4.75%
Level II	B2/B	6.25%	5.25%
Level III	B3/B- or lower	7.00%	6.00%

For the three month periods ended June 30, 2019 and 2018, the Company recorded interest expense of $18.9 million and $13.6 million, respectively in relation to the Term Loans, while for the six month periods ended June 30, 2019 and 2018, the Company recorded interest expense of $35.6 million and $25.9 million, respectively in relation to the Term Loans. The increase in interest expense is related to higher interest rates during the three and six month periods ended June 30, 2019, compared to the same periods in 2018.

JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (at closing, JPMorgan, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).

On April 16, 2019, the Akorn Loan Parties, entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) governing the JPM Revolving Facility with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The A&R Credit Agreement provided for a revolving line of credit of up to $150.0 million on an uncommitted basis, and amended the JPM Credit Agreement in certain other respects, including, among other things:
•extended the maturity date by 90 days to July 16, 2019; and
•decreased the undrawn fee from 0.25% to 0.05%.

The JPM Revolving Facility, as amended by the A&R Credit Agreement, was fully uncommitted and discretionary with each lender under the A&R Credit Agreement permitted to make revolving loans or issue letters of credit in its sole discretion. The Company believes it was in compliance with all covenants applicable to the A&R Credit Agreement as of June 30, 2019. The A&R Credit Agreement expired on July 16, 2019, with no amounts outstanding as of such date.

Debt Maturities Schedule

Aggregate cumulative maturities of debt obligations as of June 30, 2019 are:

(In thousands)	2021
Maturities of debt (1)	$843,711

(1) Pursuant to the terms of the Standstill Agreement, the Company must enter into a Comprehensive Amendment to the Term Loan Agreements that is satisfactory in form and substance to the Lenders. If the Company does not enter into a Comprehensive Amendment by December 13, 2019 or refinance or otherwise address the outstanding Term Loans, an event of default will occur under the Term Loan Agreements.

Note 9 — (Loss) Earnings Per Share

Basic net (loss) income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, and (ii) unvested RSUs and PSUs.

[27]

A reconciliation of the (loss) per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss)	$(111,599)	$(87,984)	$(193,780)	$(116,731)
Net (loss) per share:
Basic	$(0.89)	$(0.70)	$(1.54)	$(0.93)
Diluted	$(0.89)	$(0.70)	$(1.54)	$(0.93)
Shares used in computing net (loss) per share:
Weighted average basic shares outstanding	126,043	125,332	125,806	125,286
Dilutive securities:
Stock option	—	—	—	—
Unvested RSUs and PSUs	—	—	—	—
Total dilutive securities	—	—	—	—
Weighted average diluted shares outstanding	126,043	125,332	125,806	125,286

Shares subject to stock options omitted from the calculation of (loss) per share as their effect would have been anti-dilutive	4,880	3,842	4,401	3,844
Shares subject to unvested RSUs and PSUs omitted from the calculation of (loss) per share as their effect would have been anti-dilutive	2,062	1,718	1,920	821

Note 10 — Segment Information

During the three and six month periods ended June 30, 2019 and 2018, the Company reported results for the following two reportable segments:

-    Prescription Pharmaceuticals
-    Consumer Health

The Company’s Prescription Pharmaceuticals segment principally consists of generic and branded prescription pharmaceuticals products which span a broad range of indications as well as a variety of dosage forms including: sterile ophthalmics, injectables and inhalants, and non-sterile oral liquids, topicals and nasal sprays. The Company’s Consumer Health segment principally consists of animal health and over-the-counter ("OTC") products, both branded and private label. OTC products include, but are not limited to, a suite of products for the treatment of dry eye sold under the TheraTears® brand name.

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

Selected financial information by reportable segment is presented below (in thousands):

[28]

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net:
Prescription Pharmaceuticals	$158,379	$172,163	$306,394	$336,464
Consumer Health	19,678	18,781	37,534	38,543
Total revenues, net	178,057	190,944	343,928	375,007

Gross Profit:
Prescription Pharmaceuticals	59,785	73,286	105,228	146,794
Consumer Health	8,199	7,993	16,269	16,713
Total gross profit	67,984	81,279	121,497	163,507

Operating expenses	155,350	172,445	274,346	280,088

Operating (loss)	(87,366)	(91,166)	(152,849)	(116,581)

Other expenses, net	(22,751)	(13,090)	(38,029)	(23,702)

(Loss) before income taxes	$(110,117)	$(104,256)	$(190,878)	$(140,283)

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

The following table sets forth the Company’s net revenues by geographic region for the three and six month periods ended June 30, 2019 and 2018. The Domestic region represents sales within the United States of America and its territories while the Foreign region represents sales within all other countries and territories (dollar amounts in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Region	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Domestic	$174,109	97.8%	$186,726	97.8%	$338,243	98.3%	$367,740	98.1%
Foreign	3,948	2.2%	4,218	2.2%	5,685	1.7%	7,267	1.9%
Total Revenues	$178,057	100.0%	$190,944	100.0%	$343,928	100.0%	$375,007	100.0%

[29]

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

The Company did not repurchase any shares during the six month period ended June 30, 2019. In aggregate, over the life of the Stock Repurchase Program, the Company repurchased 1.8 million shares at an average purchase price of $24.89. As of June 30, 2019, the Company had $155.0 million remaining under the repurchase authorization.

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

Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments. The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events. Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timeline, successful product testing and validation, successful clinical studies, various U.S. Food and Drug Administration ("FDA") and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments or minimum royalty payments is individually material to the Company.

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

The table below summarizes contingent, potential milestone payments that would become due to strategic partners in the years 2019 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2019	$471
2020	1,408
2021	2,150
2022	550
Total	$4,579

Legal Proceedings

Litigation Related to the Terminated Merger

Akorn, Inc. v. Fresenius Kabi AG
On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement. On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius

[30]

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
On March 15, 2019, the Fresenius parties served interrogatories in furtherance of their claim for damages purportedly resulting from breaches of contractual representations and warranties and covenants in the Merger Agreement. On April 15, 2019, Akorn served responses and objections to those interrogatories, and served its own interrogatories and requests for the production of documents in furtherance of their defense to the Fresenius parties’ remaining claim for damages. On April 29, 2019, the Fresenius parties served additional requests for the production of documents. On May 15, 2019, the Fresenius parties served responses and objections to both Akorn’s interrogatories and requests for the production of documents. On June 28, 2019, Akorn served amended responses and objections to the Fresenius parties’ interrogatories.

[31]

Other Matters
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
On May 31, 2018, the Court issued an order appointing Gabelli & Co. Investment Advisors, Inc. and Gabelli Funds, LLC as lead plaintiffs pursuant to the Private Securities Litigation Reform Act (“PSLRA”), approving their selection of lead counsel and liaison counsel and amending the case caption to In re Akorn, Inc. Data Integrity Securities Litigation (the “Securities Class Action Litigation”). On June 26, 2018, the Court denied a motion to lift the PSLRA stay, subject to entry of a preservation order.
On September 5, 2018, lead plaintiffs filed an amended complaint against the Company, Rajat Rai, Duane A. Portwood, Mark M. Silverberg, Alan Weinstein, Ronald M. Johnson, Brian Tambi, John Kapoor, Kenneth S. Abramowitz, Adrienne L. Graves, Steven J. Meyer and Terry A. Rappuhn. The amended complaint asserted (i) claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Fraud Claims”) against Defendants Akorn, Rai, Portwood, Silverberg, Weinstein, Johnson and Tambi; and (ii) claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Proxy Claims”) against defendants Akorn, Rai, Kapoor, Weinstein, Abramowitz, Graves, Johnson, Meyer, Rappuhn and Tambi. The amended complaint alleged that, during a class period from November 3, 2016, to April 20, 2018, defendants knew or recklessly disregarded widespread institutional data integrity problems at Akorn’s manufacturing and research and development facilities, while making or causing Akorn to make contrary misleading statements and omissions of material fact concerning the Company’s data integrity at its facilities. The amended complaint alleged that corrective information was provided to the market on two separate dates, causing non-insider shareholders to lose over $1.07 billion and $613 million in value respectively. The amended complaint sought an award of equitable relief and damages.
On October 29, 2018, the parties filed a stipulation and joint motion providing for the dismissal of certain claims and defendants. On October 30, 2018, the Court granted the parties’ joint motion, dismissing the Proxy Claims without prejudice; dismissing defendants Kapoor, Abramowitz, Graves, Meyer and Rappuhn without prejudice; and dismissing Defendant Silverberg with prejudice.
On February 21, 2019, Plaintiff Johnny Wickstrom, a purported shareholder of the Company, filed a putative class action complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Wickstrom Action”). The complaint named as defendants the Company, Rai and Portwood. The complaint alleged that defendants made materially false or misleading statements and/or material omissions concerning its compliance with U.S. Food and Drug Administration (“FDA”) regulations and that those misstatements were corrected when the Company disclosed its receipt from the FDA of a warning letter at the Company’s facility in Decatur, IL. The complaint sought, among other things, an award of damages, attorneys’ fees and expenses.
On March 8, 2019, the parties in the Securities Class Action Litigation filed a proposed stipulation which sought, among other things: (i) leave to file a second amended class action complaint, which would extend the end date of the alleged class period from November 3, 2016, through September 28, 2018; (ii) to consolidate the Wickstrom complaint into the Securities Class Action Litigation for all purposes; and (iii) to extend the existing discovery schedule in order to permit time to mediate lead plaintiffs’ claims and to conduct additional discovery related to the expanded class period.
During a March 27, 2019 conference, the Court found that the Wickstrom Action was related to the Securities Class Action Litigation and ordered oral argument for April 22, 2019, on lead plaintiffs’ requests to file a second amended complaint and to consolidate the Wickstrom complaint.
Following the March 27, 2019 hearing, the Court entered an order finding the Securities Class Action Litigation and Wickstrom Action to be related and requesting the reassignment of the Wickstrom Action. The Court also extended the discovery and pretrial deadlines
On April 22, 2019, Plaintiff Vicente Juan, a purported shareholder of the Company, filed a putative class action complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b) and 20(a) of the

[32]

Securities Exchange Act of 1934 (the “Juan Action”). The complaint named as defendants the Company, Rai and Portwood. The complaint alleged that defendants made or caused the Company to make materially false or misleading statements and/or material omissions concerning the Company’s compliance with FDA regulations and that those misstatements were corrected when the Company disclosed its receipt from the FDA of a warning letter at the Company’s facility in Decatur, IL. The complaint sought, among other things, an award of damages, attorneys’ fees and expenses.
Also on April 22, 2019, lead plaintiffs, by and through their attorneys, filed a second amended complaint against the Company, Rai, Portwood, Weinstein, Johnson and Tambi. The second amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The second amended complaint alleges that, during a class period from November 3, 2016, to January 8, 2019, defendants knew or recklessly disregarded widespread institutional data integrity problems at Akorn’s manufacturing and research and development facilities, while making or causing Akorn to make contrary misleading statements and/or omissions of material fact concerning the Company’s data integrity at its facilities. The second amended complaint alleges that corrective information was provided to the market on three separate dates. The second amended complaint seeks an award of equitable relief and damages. On April 23, 2019, the Court entered an order finding the Securities Class Action Litigation and Juan Action to be related and requesting reassignment of the Juan Action.
On May 3, 2019, the Company and lead plaintiffs commenced mediation. On May 9, 2019, the Court entered an order consolidating both the Wickstrom Action and the Juan Action with and into the Securities Class Action Litigation. The Court also extended the discovery and pretrial deadlines.
On May 31, 2019, Plaintiffs Twin Master Fund, Ltd., Twin Opportunities Fund, LP and Twin Securities, Inc., purported shareholders of the Company, filed a complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, and common law fraud (the “Twin Master Fund Action”). The complaint names as defendants the Company, Rai, Portwood, Weinstein, Johnson and Tambi. The complaint alleges that defendants made or caused Akorn to make materially false or misleading statements and/or material omissions concerning the Company’s compliance with FDA regulations, among other things. The complaint seeks, among other things, an award of damages, punitive damages and expenses. Following a June 5, 2019 conference, the Court extended the discovery and pretrial deadlines.
On June 11, 2019, the Court entered an order finding the Securities Class Action Litigation and Twin Master Fund Action to be related and requesting reassignment of the Twin Master Fund Action.
On July 5, 2019, lead plaintiffs filed a motion seeking certification of a proposed class of all persons or entities that purchased or otherwise acquired Akorn’s common stock between November 3, 2016 and January 8, 2019, inclusive, and were damaged thereby.
On July 10, 2019, Plaintiffs Manikay Master Fund, LP and Manikay Merger Fund, LP, purported shareholders of the Company, filed a complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, and common law fraud (the “Manikay Master Fund Action”). The complaint names as defendants the Company, Rai, Portwood, Weinstein, Johnson and Tambi. The complaint alleges that defendants made or caused Akorn to make materially false or misleading statements and/or material omissions concerning the Company’s compliance with FDA regulations, among other things. The complaint seeks, among other things, an award of damages, punitive damages and expenses.
On July 25, 2019, after extensive arm's-length negotiations, the parties in the Securities Class Action Litigation reached a non-binding agreement in principle, memorialized in a signed term sheet, with respect to the principal terms of a settlement that, if consummated, would provide for, among other things, the dismissal of that action and the release of all claims asserted by or on behalf of the putative class in that action.
Under the terms of the non-binding agreement in principle, the putative class would release its claims in exchange for a combination of (i) up to $30 million in insurance proceeds from the Company's D&O insurance policies (the "D&O Proceeds Payment"), (ii) the issuance by the Company of approximately 6.5 million shares of the Company's common stock and any additional shares of Company common stock that are released as a result of the expiration of out of the money options through December 31, 2024 and (iii) the issuance by the Company of contingent value rights ("CVR") with a five year term, subject to an extension of up to two years under certain circumstances. Under the terms of the non-binding agreement in principle, holders of the CVR would be entitled to receive an annual cash payment from the Company of 33.3% of "Excess EBITDA" (i.e., earnings before interest, taxes, depreciation and amortization (EBITDA) above the amount of EBITDA required to meet a 3.0x net leverage ratio, assuming a $100.0 million minimum cash cushion, before any such CVR payment is triggered). To the extent any such annual payments are triggered under the CVR, they are capped at an aggregate of $12.0 million per year and $60.0 million in the aggregate during the term of the CVR.

[33]

Upon certain change of control transactions during the term of the CVR, if the Company's first lien term loan lenders and holders of the Company's other debt are repaid in full, the CVR would entitle the holders thereof to a cash payment in the aggregate amount of $30.0 million (the "Change of Control Payment"). If the Company is the subject of a voluntary or involuntary bankruptcy filing during the term of the CVR, the CVR agreement would provide that holders of the CVR would receive in the aggregate a $30.0 million unsecured claim (which unsecured claim will be subordinated to any deficiency claim of the Company's first lien term loan lenders and holders of the Company's other secured debt in any such bankruptcy case) (the "Bankruptcy Claim"). The $60.0 million cap on annual payments would not apply to the Change of Control Payment or the Bankruptcy Claim, if any. No further amounts would be payable under the CVR following such a change of control transaction or bankruptcy event.
The non-binding agreement in principle is subject to numerous terms and conditions including, among other things, (i) the negotiation and execution of a definitive settlement agreement among the parties, (ii) the unilateral right of the Company and the other defendants in the action to terminate the definitive settlement agreement if persons who purchased a number of shares exceeding a to be agreed threshold opt out of and elect not to participate in or be bound by the proposed settlement and (iii) final approval of the definitive settlement agreement by the Court. There can be no guarantee that the parties will enter into a definitive settlement agreement (or the final terms thereof), that the Company and the other defendants will not exercise their termination right or that the definitive settlement agreement will receive Court approval.
The Company and the other defendants in the Securities Class Action Litigation have denied and continue to deny each and all of the claims alleged in the action, and the entry into the non-binding agreement in principle is not an admission of wrongdoing or acceptance of fault by the Company or any of the other defendants.
At a July 30, 2019 conference, the parties to the Securities Class Action Litigation disclosed to the Court that they had reached a non-binding agreement in principle to settle the action. At the July 30, 2019 conference, the Court ordered that the parties file a motion for preliminary approval no later than August 9, 2019, and set a hearing on the motion for August 26, 2019. Any objections to the motion for preliminary approval will be due no later than August 19, 2019. The Court further entered a finding of relatedness with respect to the Manikay Master Fund Action, and requested reassignment of that action.
Kogut v. Akorn, Inc. et. al.
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
On February 4, 2019, the court held a hearing, at which it instructed the parties to confer concerning the possible retention of a special master to resolve the pending motions to dismiss and to oversee any proceedings thereafter. After conferring, the parties jointly proposed a candidate for special master. On March 6, 2019, the Court entered an order appointing the parties’ proposed candidate as special master. The order directed the special master to provide the Court with a written report and recommendation on the pending motion to dismiss within 60 days of his appointment or 30 days of any oral argument.
On May 13, 2019, the special master issued a report and recommendation on defendants’ motion to dismiss. The report and recommendation recommends dismissing from the case the Company and all named defendants other than Mark Silverberg.
On July 11, 2019, the plaintiff filed a third amended complaint naming as defendants former Akorn officers Rajat Rai, Bruce Kutinsky, Steven Lichter and Mark Silverberg, as well as nominal defendant Akorn. The third amended complaint purports to allege derivatively on behalf of the Company that Akorn's former officers: (i) breached their fiduciary duties to the Company by intentionally causing Akorn to not comply with FDA regulations; and (ii) were unjustly enriched thereby. The third amended complaint seeks an award of damages and injunctive relief.
In re Akorn, Inc. Shareholder Derivative Litigation
On October 15, 2018, Dale Trsar, a purported shareholder of the Company, filed a putative derivative suit captioned Trsar v. Kapoor, et al., in the Circuit Court of Cook County, IL. The suit alleged breaches by certain present and former officers and

[34]

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
On March 29, 2019, defendants filed a motion to amend their motion to dismiss to reflect the appointment of a special master by the court in Kogut v. Akorn, Inc., et al.
On April 1, 2019, the Court entered an order granting defendants’ motion to amend their motion to dismiss.
On May 24, 2019, defendants filed a motion to defer the Court’s ruling on defendants’ motion to dismiss in light of the special master’s recommendation and report in Kogut v. Akorn, Inc., et al.
On June 10, 2019, the Court entered an order denying defendants’ motion to defer the Court’s ruling on defendants’ motion to dismiss.
The legal matters discussed above and others could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial. We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. Other than amounts previously disclosed that have been recorded for intermediate court decisions and damages claims, the Company has determined that contingent liabilities associated with the legal matters disclosed above (other than the Securities Class Action Litigation, described further below) are reasonably possible but they cannot be reasonably estimated.

The Company recorded a $74.0 million charge and corresponding liability as of June 30, 2019 associated with the non-binding agreement in principle with respect to the settlement of the Securities Class Action Litigation. As described further above under “In re Akorn, Inc. Data Integrity Securities Litigation”, the charge and corresponding liability is expected to be settled through issuances of Company common stock and the CVR. Accordingly, Long-term portion of accrued legal fees and contingencies includes a $30.0 million liability with respect to an estimate of the contingent cash payments under the CVR and an $8.5 million liability with respect to the Company common stock that would be issued to the plaintiffs in the future in connection with the proposed settlement. The remaining $35.5 million of the liability recorded also relates to the issuance of Company common stock to the plaintiffs under the proposed settlement, but is considered short term and included in Current portion of accrued legal fees and contingencies because it is expected to be issued within the next year. The settlement contemplated by the non-binding agreement in principle could result in a loss of up to approximately $30.0 million in excess of

[35]

the charge and corresponding liability the Company has recorded as a result of the $60.0 million aggregate payment cap under the terms of the CVR.

In addition to the Company common stock and the CVR, up to $30.0 million in insurance proceeds from the Company’s D&O insurance policies would be remitted by the Company’s D&O insurers to the plaintiffs in the Securities Class Action Litigation in connection with the settlement contemplated by the non-binding agreement in principle. Such settlement would only require the Company to use its best efforts to cause the D&O insurers to make such payments, and would not impose any obligation upon the Company to make any such payment out of its own funds. Accordingly, this amount from insurance is not included within the $74.0 million charge and corresponding liability.

The equity component of the settlement estimate is sensitive to changes in the Company’s common stock price. Holding all other assumptions constant, a 10% change in the Company’s common stock price would have approximately a $4.5 million effect on the reserve estimate. As the settlement is non-binding and subject to change, the recorded estimate and range is also subject to change.
Given the nature of the other litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or investigation. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

Note 13 — Customer, Supplier and Product Concentration

Customer Concentration

In the three and six month periods ended June 30, 2019 and 2018, a significant portion of the Company’s gross and net revenues reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of June 30, 2019 and December 31, 2018 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) collectively referred to herein as the “Big 3 Wholesalers”, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Aside from these three wholesale drug distributors, no other individual customer accounted for 10% or more of gross sales, net revenue or gross trade receivables for the indicated dates and periods.

If sales to the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. Further, the Company is subject to credit risk from its accounts receivable, more heavily weighted to the Big 3 Wholesalers, but as of and for the three and six month periods ended June 30, 2019 and December 31, 2018, the Company has not experienced significant losses with respect to its collection of these gross accounts receivable balances.

The following table sets forth the percentage of the Company's gross accounts receivable attributable to the Big 3 Wholesalers as of June 30, 2019 and December 31, 2018:

Big 3 Wholesalers combined:	June 30, 2019	December 31, 2018
Percentage of gross trade accounts receivable	84%	86%

The following table sets forth the percentage of the Company’s gross sales attributable to the Big 3 Wholesalers for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Big 3 Wholesalers combined:	2019	2018	2019	2018
Percentage of gross sales	84%	83%	84%	83%

[36]

The following table sets forth the Company’s net revenues disaggregated by major customers for the three and six month periods ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Disaggregation of net revenues by major customers	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %	Amount	% of Total Revenues	Amount	% of Total Revenues
Amerisource	$40,275	22.6%	$39,256	20.6%	$70,371	20.5%	$77,211	20.6%
Cardinal	28,337	15.9%	29,861	15.6%	58,098	16.9%	57,051	15.2%
McKesson	40,743	22.9%	43,128	22.6%	78,495	22.8%	96,349	25.7%
Big 3 Wholesalers combined	109,355	61.4%	112,245	58.8%	206,964	60.2%	230,611	61.5%
All Others	68,702	38.6%	78,699	41.2%	136,964	39.8%	144,396	38.5%
Total Revenues	178,057	100.0%	190,944	100.0%	343,928	100.0%	375,007	100.0%

Sales to the Big 3 Wholesalers primarily represent purchases of products in the Prescription Pharmaceuticals segment and generate the majority of the Prescription Pharmaceuticals segment revenue. The Prescription Pharmaceuticals segment revenue represented 88.9% and 90.2% of the consolidated net revenue for three month periods ended June 30, 2019 and 2018, respectively, while during the six month periods ended June 30, 2019 and 2018 the Prescription Pharmaceuticals segment revenue represented 89.1% and 89.7% of the consolidated net revenue, respectively. Chain pharmacies are the major customers in the Consumer Health segment. For more information, see Note 10 — Segment Information.

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

No individual supplier represented 10% or more of the Company’s purchases in the three and six month periods ended June 30, 2019 or 2018.

Product Concentration

In the three and six month periods ended June 30, 2019 and 2018, none of the Company's products represented 10% or more of its total net revenue. The Company attempts to minimize the risk associated with product concentration by continuing to acquire and develop new products to add to its existing product portfolio.

Note 14 — Income Taxes

[37]

The following table sets forth information about the Company’s income tax provision (benefit) for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Loss) before income taxes	$(110,117)	$(104,256)	$(190,878)	$(140,283)
Income tax provision (benefit)	1,482	(16,272)	2,902	(23,552)
Net (loss)	$(111,599)	$(87,984)	$(193,780)	$(116,731)

Income tax provision (benefit) as a percentage of (loss) before income taxes	(1.3)%	15.6%	(1.5)%	16.8%

During the three month periods ended June 30, 2019 and 2018, the Company recorded an income tax provision of $1.5 million and an income tax benefit of $16.3 million, or (1.3)% and 15.6%, of (loss) before income tax in the applicable periods, respectively while during the six month periods ended June 30, 2019 and 2018, the Company recorded an income tax provision of $2.9 million and an income tax benefit of $23.6 million, or (1.5)% and 16.8% of loss before income tax in the applicable periods, respectively. The Company did not use the discrete method to calculate the quarterly provision due to the company’s overall valuation allowance position. The reason for the overall tax provision rate of (1.3)% and (1.5)% respectively during the three and six month periods ended June 30, 2019, is the full valuation allowance recorded against our deferred tax assets.

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and believes that it is not more likely than not that the deferred tax assets in the U.S., India, and Switzerland will be realized. Accordingly, the Company has recorded a full valuation allowance against U.S., India, and Switzerland deferred tax assets. The determination of this valuation allowance did not take into account our deferred tax liability for IPR&D and tax-deductible goodwill related to its subsidiary, Advanced Vision Research, Inc., both assigned an indefinite life for book purposes, also known as a “naked credit” in the amount of $0.3 million at June 30, 2019. The Company has a valuation allowance of $107.0 million against its deferred tax assets as of June 30, 2019.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $29.2 million related to uncertain tax positions as of June 30, 2019.  If recognized, $2.1 million of the above positions would impact the Company’s effective rate, while the remaining $27.1 million would result in adjustments to the Company’s deferred taxes. On December 31, 2018, the Company filed a non-automatic accounting method change related to the chargebacks and rebates reserves that accounts for $27.1 million of the unrecognized tax benefits. It is pending approval from the Internal Revenue Service as of June 30, 2019, and as such the Company reasonably expects this balance to reverse during 2019. The Company accounts for interest and penalties as income tax expense. During the six month period ended June 30, 2019, the Company recorded no penalties and $2.8 million interest related to unrecognized tax benefits. As of June 30, 2019, the Company had accrued a total of $8.6 million and $14.8 million of penalties and interest, respectively.

Note 15 – Related Party Transactions

In 2019 and 2018, the Company obtained legal services from Polsinelli PC, a firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder. During the three month periods ended June 30, 2019 and 2018, the Company obtained legal services totaling $1.8 million and $1.1 million, respectively. During the six month periods ended June 30, 2019 and 2018, the Company obtained legal services totaling $3.3 million and $1.7 million, respectively, of which $1.2 million and $1.1 million was payable as of June 30, 2019 and 2018, respectively.

During the three month periods ended June 30, 2019 and 2018, the Company also obtained and paid legal services totaling $0.0 million and $0.2 million, respectively, to Segal McCambridge Singer & Mahoney, a firm for which the brother-in-law of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder. During the six month periods ended June 30, 2019 and 2018, the Company also obtained and paid legal services totaling $0.1 million and $0.4 million to the same firm.

[38]

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

[39]

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

Note 17 — Leasing Arrangements

[40]

The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and immaterial month-to-month agreements. We recognize rent expense on a straight-line basis over the lease term. During the three and six month periods ended June 30, 2019, total lease cost was $2.1 million and $3.3 million, respectively. During the three and six month period ended June 30, 2018, total lease cost under ASC 840 was $2.5 million and $3.2 million, respectively.

The following table sets forth the Company’s lease cost components (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,261	$2,413
Amortization of finance lease assets	3	49
Interest on finance lease liabilities	1	8
Short-term lease cost	16	27
Variable lease cost	793	793
Sublease income	(6)	(6)
Total lease cost (1)	$2,068	$3,284

(1) Of the three and six month periods ended June 30, 2019, lease cost amount, $1.1 million and $1.7 million is being reported in selling, general and administrative, $0.4 million and $0.8 million in cost of sales and $0.5 million and $0.8 million in research and development expenses within the Condensed Consolidated Statement of Comprehensive (Loss), respectively.

The following table sets forth the Company’s Supplemental cash flow information related to leases (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,363
Operating cash flows from finance leases	8
Financing cash flows from finance leases	338

As of June 30, 2019
Right-of-use assets, net obtained in exchange for new lease obligations:
Operating leases	23,695
Finance leases	$71

[41]

The following table sets forth the Company’s Supplemental balance sheet information related to leases (in thousands):

June 30, 2019
Right-of-use assets, net:
Operating leases, gross	$23,695
Accumulated amortization	1,153
Operating leases, net	$22,542
Finance leases (included in "Other non-current assets"), gross	71
Accumulated depreciation	11
Finance leases (included in "Other non-current assets"), net	$60
Total Right-of-use assets, net	$22,602

Lease liabilities:
Current portion of Operating lease liability	$2,472
Long-term Operating lease liability	21,877
Total Operating lease liability	$24,349
Current portion of Finance lease (included in "Accrued expenses and other liabilities") liability	$20
Long-term Finance lease (included in "Pension obligations and other liabilities") liability	44
Total Finance lease liability	$64
Total Lease liabilities	$24,413

The following table sets forth the Company’s Weighted-average lease terms and discount rates (lease term in years):

June 30, 2019
Weighted-average remaining lease terms:
Operating leases	8.67
Finance leases	3.09

Weighted-average discount rates:
Operating leases	10.00%
Finance leases	5.50%

The following table sets forth the Company’s scheduled maturities of lease liabilities as of June 30, 2019 (in thousands):

Year ending December 31,	Operating leases	Finance leases
2019 (last six months of 2019)	$2,340	$11
2020	4,594	23
2021	4,476	22
2022	4,214	13
2023	3,548	—
2024 and thereafter	17,913	—
Total lease payments (1)	$37,085	$69
Less: Imputed interest	$12,736	$5
Total lease liabilities	$24,349	$64

(1) Under ASC 842, the Company is required to take into consideration contractual lease renewal options that are reasonably assured to be exercised when determining the lease liability at transition.  As of June 30, 2019, the Company has approximately $11 million of reasonably assured renewal option payments included in the total lease payments.

[42]

The following table sets forth the Company’s scheduled of future minimum rental payments for operating leases under ASC 840 as of December 31, 2018 (in thousands):

Year ending December 31,	Operating leases
2019	$4,564
2020	4,647
2021	4,283
2022	3,724
2023	2,673
2024 and thereafter	6,976
Total lease payments	$26,867

Note 18 — Pension plan and 401(k) Program

Akorn AG Pension Plan
The Company maintains a pension plan for its employees in Switzerland as required by local law. The pension plan is funded by contributions by both employees and employers, with the sum of the contributions made by the employer required to be at least equal to the sum of the contributions made by employees. The Company contributes the necessary amounts required by local laws and regulations. Plan assets for the pension plan are held in a retirement trust fund with investments primarily in publicly traded securities and assets.

The purpose of this pension plan is to provide pension benefits. Some of the pension funds also provide benefits in case of disability and to the next of kin in case of premature death. Additionally, the pension funds can be used before retirement to buy a principal residence, to start an independent activity, or when leaving Switzerland permanently. If a participant leaves the company, accumulated pension funds are transferred either into a savings account or into the pension fund of a new employer.
The following table sets forth the components of net periodic cost for our pension plan:

Components of net periodic benefit cost	($ in thousands)		($ in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$629	$352	$1,261	$909
Interest cost	61	32	122	83
Expected return on plan assets	(174)	(120)	(349)	(309)
Amortization of:
Prior service (benefit)	(5)	(3)	$(10)	(8)
Net actuarial loss	48	—	$97	—
Participant contributions	(193)	(106)	$(387)	(274)
Net periodic benefit cost	$366	$155	$734	$401

The Company contributed approximately $0.8 million for the six month period ended June 30, 2019, and expects to contribute a total of approximately $1.6 million to the pension plan in 2019.
Smart Choice! Akorn's 401(k) Program
All U.S. full-time Akorn employees are eligible to participate in the Company’s 401(k) Plan. The Company matches the employee contribution to 50% of the first 6% of an employee's eligible compensation.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service. During the three month periods ended June 30, 2019 and 2018, plan-related expenses totaled approximately $0.7 million and $0.8 million, respectively. During the

[43]

six month periods ended June 30, 2019 and 2018, plan-related expenses totaled approximately $1.5 million and $1.5 million, respectively. The Company's matching contribution is funded on a current basis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 1, 2019.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to:  (i) the risk that the parties will not enter into a definitive settlement agreement in connection with the Securities Class Action Litigation, (ii) the risk that the holders of a significant number of shares may opt out of and elect not to participate in or be bound by the proposed Securities Class Action Litigation settlement, (iii) the risk that a definitive settlement agreement in the Securities Class Action Litigation may not obtain the necessary approval by the court or may be terminated in accordance with its terms, (iv) the risk that insurance proceeds, common shares or other consideration contemplated to be exchanged pursuant to the proposed Securities Class Action Litigation settlement is not available at the appropriate time and (v) the other risks and uncertainties outlined in the risk factors detailed in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 1, 2019, our Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2019 and in part II Item 1A herein.

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

[44]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive (Loss) and our segment reporting information for the three and six month periods ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$158,379	88.9%	$172,163	90.2%	$306,394	89.1%	$336,464	89.7%
Consumer Health	19,678	11.1%	18,781	9.8%	37,534	10.9%	38,543	10.3%
Total revenues, net	178,057	100.0%	190,944	100.0%	343,928	100.0%	375,007	100.0%
Gross profit:
Prescription Pharmaceuticals	59,785	37.7%	73,286	42.6%	105,228	34.3%	146,794	43.6%
Consumer Health	8,199	41.7%	7,993	42.6%	16,269	43.3%	16,713	43.4%
Total gross profit	67,984	38.2%	81,279	42.6%	121,497	35.3%	163,507	43.6%
Operating expenses:
Selling, general and administrative expenses	61,042	34.3%	83,758	43.9%	133,540	38.8%	146,752	39.1%
Research and development expenses	9,495	5.3%	11,371	6.0%	18,209	5.3%	24,015	6.4%
Amortization of intangibles	9,950	5.6%	13,182	6.9%	21,015	6.1%	26,372	7.0%
Impairment of intangible assets	394	0.2%	64,534	33.8%	10,748	3.1%	83,349	22.2%
Impairment of goodwill	—	—%	—	—%	15,955	4.6%	—	—%
Litigation rulings, settlements and contingencies	74,469	41.8%	(400)	(0.2)%	74,879	21.8%	(400)	(0.1)%
Operating (loss)	$(87,366)	(49.1)%	$(91,166)	(47.7)%	$(152,849)	(44.4)%	$(116,581)	(31.1)%
Other expense, net	(22,751)	(12.8)%	(13,090)	(6.9)%	(38,029)	(11.1)%	(23,702)	(6.3)%
(Loss) before income taxes	(110,117)	(61.8)%	(104,256)	(54.6)%	(190,878)	(55.5)%	(140,283)	(37.4)%
Income tax provision (benefit)	1,482	0.8%	(16,272)	(8.5)%	2,902	0.8%	(23,552)	(6.3)%
Net (loss)	$(111,599)	(62.7)%	$(87,984)	(46.1)%	$(193,780)	(56.3)%	$(116,731)	(31.1)%

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Net revenue was $178.1 million for the three month period ended June 30, 2019, representing a decrease of $12.8 million, or 6.7%, as compared to net revenue of $190.9 million for the three month period ended June 30, 2018. The decrease in net revenue in the period was primarily due to $15.0 million decline in organic revenue that was partially offset by $2.6 million net revenue increase in new products and product relaunches. The $15.0 million decline in organic revenue was due to

[45]

approximately $29.2 million, or 15.3% in volume declines partially offset by $14.2 million, or 7.5% of favorable price variance. The volume decline was principally due to the effect of competition on a number of products, including Fluticasone Rx, Methylene Blue and Clobetasol Cream, as well as supply shortfalls from the continued production ramp-up at our Somerset manufacturing facility.

The Prescription Pharmaceuticals segment revenue of $158.4 million for the three month period ended June 30, 2019, represented a decrease of $13.8 million, or 8.0%, as compared to revenue of $172.2 million for the three month period ended June 30, 2018.

The Consumer Health segment revenue of $19.7 million for the three month period ended June 30, 2019, represented an increase of $0.9 million, or 4.8%, as compared to revenue of $18.8 million for three month period ended June 30, 2018.

The net revenue for the three month period ended June 30, 2019, of $178.1 million was net of adjustments totaling $288.0 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended June 30, 2019, were $192.7 million, or 41.4% of gross sales, compared to $222.5 million, or 43.8% of gross sales for the three month period ended June 30, 2018.  The $29.8 million decrease in chargeback expense was due to volume declines as well as decreases in wholesale acquisition cost of certain products in the current period as compared to prior year. Rebates, administrative fees and other expenses for the three month period ended June 30, 2019, were $78.0 million, or 16.7% of gross sales, compared to $75.1 million, or 14.8% of gross sales for three month period ended June 30, 2018. The $2.9 million increase in rebates, administrative fees and other expenses was primarily due to product mix, customer mix and charges for shelf stock adjustments related to decreases in wholesale acquisition cost of certain products.  Our product returns provision for the three month period ended June 30, 2019, was $5.5 million, or 1.2% of gross sales, compared to $6.1 million, or 1.2% of gross sales for the three month period ended June 30, 2018. Discounts and allowances were $9.0 million, or 1.9% of gross sales for the three month period ended June 30, 2019, compared to $9.9 million, or 2.0% of gross sales for the three month period ended June 30, 2018. Advertisement and promotion expenses were $2.8 million, or 0.6% of gross sales for the three month period ended June 30, 2019, compared to $3.2 million, or 0.6% of gross sales for the three month period ended June 30, 2018.

Consolidated gross profit for the quarter ended June 30, 2019, was $68.0 million, or 38.2% of net revenue, compared to $81.3 million, or 42.6% of net revenue, in the corresponding prior year quarter. The decline in the gross profit percentage was principally due to increased operating costs associated with FDA compliance related improvement activities as well as increased inventory loss that was partially offset by favorable price and product mix.

Total operating expenses were $155.4 million in the three month period ended June 30, 2019, a decrease of $17.0 million, or 9.9%, from the prior year quarter amount of $172.4 million. The $17.0 million decrease was primarily driven by decreases of $64.1 million and $22.8 million in impairment of intangibles and selling, general and administrative (“SG&A”), respectively, offset by an increase of $74.9 million in litigation rulings, settlements and contingencies. The following is a discussion of the main drivers of the decrease:

Litigation rulings, settlements and contingencies were $74.5 million in the three month period ended June 30, 2019, an increase of $74.9 million, from the comparative prior year period amount of ($0.4) million. The primary driver of the $74.9 million increase was the charge and corresponding liability of $74.0 million taken in connection with the non-binding agreement in principle to settle the Securities Class Action Litigation. Refer to Part I - Item 1, Note 12 - "Commitments and Contingencies" for further information regarding such non-binding agreement in principle and the associated charge taken. The equity component of the settlement estimate is strongly correlated to the Company’s stock price and may fluctuate until the related common shares are issued.

Impairments of intangible assets were $0.4 million in the three month period ended June 30, 2019, a decrease of $64.1 million, or 99.4% over the prior year amount of $64.5 million, which was primarily driven by IPR&D impairment expense of $61.6 million during the three months ended June 30, 2018.

SG&A expenses were $61.0 million in the three month period ended June 30, 2019, a decrease of $22.8 million, or 27.2%, from the prior year quarter amount of $83.8 million. The primary drivers of the $22.8 million decrease were $30.7 million in legal expenses related to the Delaware Action, which were partially offset by an increase of $4.3 million in refinancing advisory fees.

Non-operating expenses were $22.8 million in the three month period ended June 30, 2019, an increase of $9.7 million, or 73.8%, from the comparative prior year period amount of $13.1 million. The $9.7 million increase was primarily driven by $6.3 million increase in interest expense, of which $5.3 million related to higher interest rates associated with the effects of the

[46]

Standstill Agreement and other increases in the interest rates, and $4.4 million increase in amortization of deferred financing cost related to the amortization of the Standstill Agreement fees and the remaining unamortized Term Loan fees during the three month period ended June 30, 2019, compared to the same period in 2018.

For the three month period ended June 30, 2019, an income tax provision of approximately $1.5 million was recorded on our net loss before income taxes of $110.1 million, which represented an effective tax rate of 1.3%. In the prior year quarter ended June 30, 2018, our income tax benefit was $16.3 million based on an effective tax benefit rate of 15.6%. The reason for the overall tax provision rate of 1.3% during the three month period ended June 30, 2019 is due to the full valuation allowance recorded against our deferred tax assets.

The Company reported a net loss of $111.6 million for the three month period ended June 30, 2019, or 62.7% of net revenue, compared to net loss of $88.0 million for the three month period ended June 30, 2018, or 46.1% of net revenue.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Net revenue was $343.9 million for the six month period ended June 30, 2019, representing a decrease of $31.1 million, or 8.3%, as compared to net revenue of $375.0 million for the six month period ended June 30, 2018. The decrease in net revenue in the period was primarily due to $33.1 million decline in organic revenue that was partially offset by $3.3 million net revenue increase in new products and product relaunches. The $33.1 million decline in organic revenue was due to approximately $56.8 million, or 15.2% in volume declines partially offset by $23.7 million, or 6.3% of favorable price variance. The volume decline was principally due to the effect of competition on a number of products, including Nembutal, Fluticasone Rx and Clobetasol Cream and supply shortfalls from the continued production ramp-up at our Somerset manufacturing facility.

The Prescription Pharmaceuticals segment revenue of $306.4 million for the six month period ended June 30, 2019, represented a decrease of $30.1 million, or 8.9%, as compared to revenue of $336.5 million for the six month period ended June 30, 2018.

The Consumer Health segment revenue of $37.5 million for the six month period ended June 30, 2019 represented a decrease of $1.0 million, or 2.6%, as compared to revenue of $38.5 million for the six month period ended June 30, 2018.

The net revenue for the six month period ended June 30, 2019, of $343.9 million was net of adjustments totaling $580.7 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the six month period ended June 30, 2019, were $398.1 million, or 43.1% of gross sales, compared to $446.4 million, or 43.4% of gross sales for the six month period ended June 30, 2018.  The $48.3 million decrease in chargeback expense was primarily due to volume declines as well as decreases in wholesale acquisition cost of certain products compared to prior year. Rebates, administrative fees and other expenses for the six month period ended June 30, 2019, were $142.2 million, or 15.4% of gross sales, compared to $167.4 million, or 16.3% of gross sales for the six month period ended June 30, 2018. The $25.2 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines, product and customer mix, partially offset by shelf stock adjustments.  Our product returns provision for the six month period ended June 30, 2019, was $17.4 million, or 1.9% of gross sales, compared to $13.3 million, or 1.3% of gross sales for the six month period ended June 30, 2018. The increase in product returns for the six month period ended June 30, 2019, as compared to the same period in 2018, was primarily due to the timing of returns processing. Discounts and allowances were $18.1 million, or 2.0% of gross sales for the six month period ended June 30, 2019, compared to $20.2 million, or 2.0% of gross sales for the six month period ended June 30, 2018. Advertisement and promotion expenses were $4.9 million, or 0.5% of gross sales for the six month period ended June 30, 2019, compared to $6.1 million, or 0.6% of gross sales for the six month period ended June 30, 2018.

Consolidated gross profit for the six month period ended June 30, 2019, was $121.5 million, or 35.3% of net revenue, compared to $163.5 million, or 43.6% of net revenue, in the corresponding prior year period. The decline in the gross profit percentage was principally due to increased operating costs associated with FDA compliance related improvement activities and increased inventory loss.

Total operating expenses were $274.3 million in the six month period ended June 30, 2019, a decrease of $5.8 million, or 2.1%, from the comparative prior year period amount of $280.1 million. The $5.8 million decrease was primarily driven by the following offsetting items: increases of $75.3 million and $16.0 million in Litigation rulings, settlements and contingencies and goodwill impairments, and decreases of $72.6 million, $13.3 million and $5.8 million in impairment of intangibles, selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses, respectively. The following is a discussion of the main drivers of the decrease:

[47]

Litigation rulings, settlements and contingencies were $74.9 million in the six month period ended June 30, 2019, an increase of $75.3 million, from the comparative prior year period amount of ($0.4) million. The primary driver of the $75.3 million increase was the charge and corresponding liability of $74.0 million taken in connection with the non-binding agreement in principle to settle the Securities Class Action Litigation. Refer to Part I - Item 1, Note 12 - "Commitments and Contingencies" for further information regarding such non-binding agreement in principle and the associated charge taken. The equity component of the settlement estimate is strongly correlated to the Company’s stock price and may fluctuate until the related common shares are issued.

Goodwill Impairments were $16.0 million in the six month period ended June 30, 2019, as a result of the Company announcing that it was exploring strategic alternatives to exit the India manufacturing facility.

Impairments of intangible assets were $10.7 million in the six month period ended June 30, 2019, a decrease of $72.6 million, or 87.1% over the prior year amount of $83.3 million. During the six month period ended June 30, 2019, the Company recorded Intangible assets impairment expense of $10.7 million on two product licensing rights and no IPR&D projects were impaired, compared to $3.9 million on five product licensing rights and $79.5 million on ten IPR&D projects during the comparative prior year period.

SG&A expenses were $133.5 million in the six month period ended June 30, 2019, a decrease of $13.3 million, or 9.0%, from the comparative prior year amount of $146.8 million. The primary drivers of the $13.3 million decrease were $21.6 million in legal expenses related to the Delaware Action and $8.8 million of expenses related to the data integrity assessment projects, which were partially offset by increases of $10.0 million and $8.8 million in refinancing advisory fees and India plant assets impairments, respectively.

R&D expenses were $18.2 million in the six month period ended June 30, 2019, a decrease of $5.8 million, or 24.2%, from the comparative prior year amount of $24.0 million due to timing of project related expenses and lower overall labor costs.

Non-operating expenses were $38.0 million in the six month period ended June 30, 2019, an increase of $14.3 million, or 60.4%, from the comparative prior year period amount of $23.7 million. The $14.3 million increase was primarily driven by $9.6 million increase in interest expense during the six month period ended June 30, 2019, compared to the same period in 2018, due to higher interest rates associated with the effects of the Standstill Agreement and other increases in the interest rates, and $4.4 million increase in amortization of deferred financing cost related to the amortization of the Standstill Agreement fees and the remaining unamortized Term Loan fees during the six month period ended June 30, 2019.

For the six month period ended June 30, 2019, we recorded an income tax provision of approximately $2.9 million on our net loss before income taxes of $190.9 million, which represented an effective tax provision rate of 1.5%.  In the prior year six month period ended June 30, 2018, our income tax benefit was $23.6 million based on an effective tax provision rate of 16.8%. The decrease in the income tax rate as a percentage of (loss) before income tax for the six month period ended June 30, 2019, as compared to the same period in 2018, was principally due to the full valuation allowance recorded against our deferred tax assets.

The Company reported a net loss of $193.8 million for the six month period ended June 30, 2019, or 56.3% of net revenue, compared to net loss of $116.7 million for the six month period ended June 30, 2018, or 31.1% of net revenue.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Our primary sources of liquidity have historically been cash generated from operations and borrowings under our Term Loans. Historically, our principal liquidity requirements have been to maintain and expand our business, pay principal and interest obligations on our Term Loans and other expenses, and for capital expenditures undertaken to upgrade, expand and improve our manufacturing facilities. More recently, our liquidity requirements also include expenses related to the Delaware Action, FDA compliance related enhancements, and the legal and financial advisory fees under the Standstill Agreement.

On July 16, 2019, the A&R Credit Agreement governing our asset-based revolving credit facility expired pursuant to its terms, and accordingly no longer provides a source of liquidity.

Our Term Loans are scheduled to mature on April 16, 2021. However, pursuant to the terms of the Standstill Agreement, we must refinance, enter into a Comprehensive Amendment, or otherwise address the outstanding Term Loans by December 13,

[48]

2019, or an event of default will occur under the Term Loan Agreements and we may be required to repay all outstanding amounts. Since our ability to enter into a Comprehensive Amendment with the Lenders is not fully within our control, and a failure to do so would result in an event of default under the Term Loan Agreements, these conditions in the aggregate raise substantial doubt about our ability to continue as a going concern.

We are actively working to refinance or otherwise address the Term Loans or enter into a Comprehensive Amendment to the Term Loan Agreements by December 13, 2019. Based on discussions with the Company’s financial advisors, we believe that we will be able to refinance or otherwise address the Term Loans. Therefore, we believe that our cash reserves and operating cash flows will be sufficient to meet our cash needs for the next twelve months. However, we cannot provide any assurance we will be able enter into a Comprehensive Amendment or otherwise address the Term Loans by December 13, 2019. A failure to do so could materially and adversely affect our business, financial condition and results of operations.

Cash and Cash Flows

As of June 30, 2019, we had cash and cash equivalents of $178.3 million, which was $46.6 million less than our cash and cash equivalents balance of $224.9 million as of December 31, 2018. This decrease in cash and cash equivalents was driven by net operating cash outflows of $29.3 million, net investing cash outflows of $17.0 million, and net financing cash outflows of $0.6 million. Our net working capital was $(493.9) million at June 30, 2019, compared to $413.0 million at December 31, 2018, a decrease of $906.9 million primarily as a result of the reclassification of $828.3 million of debt from long term to current as a result of the obligation to enter into a Comprehensive Amendment by December 13, 2019 as a result of the Standstill Agreement.

Operating Cash Flows

During the six month period ended June 30, 2019, net cash used in operating activities was $29.3 million.  This use of cash was primarily driven by approximately $41 million of costs related to FDA compliance-related activities, data integrity assessments, and refinancing advisory services.

During the six month period ended June 30, 2018, net cash used in operating activities was $31.3 million.  This use of cash was driven by an increase of approximately $46 million in trade accounts receivable and approximately $17 million of costs related to data integrity assessments.

Investing Cash Flows

We used approximately $17.0 million in investing activities during the six month period ended June 30, 2019 to acquire property, plant and equipment.

We used approximately $35.9 million in investing activities during the six month period ended June 30, 2018 to acquire property, plant and equipment.

Financing Cash Flows

Financing activities used $0.6 million in the six month period ended June 30, 2019, consisting of $0.3 million for lease payments and $0.3 million for stock compensation withholdings for employee taxes related to vested RSUs.

Financing activities used $4.5 million in the six month period ended June 30, 2018, consisting of $4.8 million used for consideration payable payments, partially offset by $0.3 million of proceeds from employee stock option exercises.

Liquidity Considerations

On May 6, 2019, the Company and certain Lenders entered into the Standstill Agreement. Pursuant to the terms of the Standstill Agreement, the Company must enter into a Comprehensive Amendment to the Term Loan Agreements that is satisfactory in form and substance to the Lenders. If the Company does not enter into a Comprehensive Amendment by December 13, 2019 or refinance or otherwise address the outstanding Term Loans, an event of default will occur under the Term Loan Agreements which, if not waived, could materially affect the Company’s business, financial position and results of operations. If an event of default occurs and the Lenders accelerate the obligations under the Term Loan Agreements, the Company may not be able to repay the obligations that become immediately due and it could have a material negative impact on the Company’s liquidity and business. The Standstill Agreement also requires us to pay certain fees and expenses and provides for an increased interest rate. Refer to Item 1, Note 8 - "Financing Arrangements" for further detail of debt

[49]

obligations as of and for the quarter ended June 30, 2019, and for a description of the terms of the Standstill Agreement. In addition, refer to Item 1, Note 2 - “Summary of Significant Accounting Policies,” for management’s going concern assessment and Part II, Item 1A. “Risk Factors” for certain risks related to the Standstill Agreement.

CONTRACTUAL OBLIGATIONS

Except for changes to the Term Loans as a result of the Standstill Agreement as described in Part I, Item 1, Note 8 - “Financing Arrangements -Term Loans,” there have been no material changes in the information reported under Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Form 10-K for the fiscal year ended December 31, 2018.

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

[50]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except for the interest rate spreads as described in Part I, Item 1, Note 8 - “Financing Arrangements-Term Loans,” the expiration of the A&R Credit Agreement, and our cash and cash equivalent balances, there have been no material changes in the information reported under Part II, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the three month period ended June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.
In prior filings, we identified and reported a material weakness in our internal control over financial reporting related to our internal controls over the accounting for Stock Award Modifications, which are non-routine in nature. We have now executed our remediation plan and testing procedures.
We believe that we have designed and implemented the appropriate controls to fully remediate the material weakness. These controls include additional procedures related to the interpretation and calculation of stock award modifications with respect to accelerated vesting in conjunction with separation packages and other non-routine performance awards granted. We also believe the Company has now demonstrated the effectiveness of the new processes for a sufficient period of time to remediate the material weakness. Therefore, all remedial actions as described fully in our 2018 Form 10-K, as filed on March 1, 2019, including the efforts to test the necessary control activities we identified, are fully completed.
Changes in Internal Control Over Financial Reporting

As described above, we have designed and implemented additional controls in connection with our remediation plan. Other than these additional controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the three month period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

[51]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 - "Commitments and Contingencies" of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

Other than the risk factors described in our Form 10-Q filed on May 9, 2019, and set forth below, there have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2018:

Risks related to the Standstill Agreement

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

[52]

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

The Standstill Agreement also restricts the Company’s ability to make payments in excess of $20 million in respect of settlements or judgments of certain ongoing litigation matters of the Company (a “Specified Litigation Payment”) over the objection of the Ad Hoc Group. If any such payment is made over the objection of the Ad Hoc Group, the Required Lenders could (i) terminate the Standstill Period and assert any events of default under the Term Loan Agreements with respect to the Specified Matters that are otherwise precluded by the Standstill Agreement, and (ii) assert a separate event of default under the Term Loan Agreements if such payment has a material adverse effect on the Company. The failure of the Company to comply with the covenant in respect of the Specified Litigation Payment during the Standstill Period would result in an event of default under the Term Loan Agreements. Additionally, the failure by the Company to discharge an unstayed judgment in excess of $20 million for a period of thirty days would constitute a separate event of default under the Term Loan Agreements. If a judgment were to be rendered against the Company in excess of $20 million, an event of default could occur if the Company were to make such payment and an event of default could occur if the Company were to fail to make such payment which, in either case, if not waived, could materially affect the Company’s business, financial position and results of operations.

The non-binding agreement in principle with respect to the Securities Class Action Litigation provides that the D&O Proceeds Payment will come from D&O insurance proceeds only; accordingly, the D&O Proceeds Payment, if made, would not constitute "Specified Litigation Payments" under the Standstill Agreement.

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

[53]

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

Risks related to John N. Kapoor’s, Ph.D., ownership of Company stock

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

John N. Kapoor, Ph.D., is a principal shareholder of the Company. As of June 30, 2019, Dr. Kapoor beneficially owned approximately 23% of our common stock. On July 19, 2019, Dr. Kapoor filed an amendment to his Schedule 13D with the SEC indicating that he relinquished voting and investment power over 26,038,551 shares of common stock by resigning his position as trustee of various trusts and as officer and director of certain companies and by granting a proxy that is irrevocable for three years. If such proxy is ultimately revoked, Dr. Kapoor would regain certain of the voting or investment power that he indicated he had previously relinquished. On May 2, 2019, a federal jury found Dr. Kapoor guilty of racketeering conspiracy. Due to the jury verdict finding Dr. Kapoor guilty, OIG-HHS’s permissive exclusion rules could lead to the exclusion of the Company from participation in U.S. government healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

John N. Kapoor’s, Ph.D., involvement with the Company through his stock ownership and his right to nominate up to three directors could have an adverse effect on the price of our common stock and have substantial influence over our business strategies and policies.

John N. Kapoor, Ph.D., is a principal shareholder of the Company. As of June 30, 2019, Dr. Kapoor beneficially owned approximately 23% of our common stock. On July 19, 2019, Dr. Kapoor filed an amendment to his Schedule 13D with the SEC indicating that he relinquished voting and investment power over 26,038,551 shares of common stock by resigning his position as trustee of various trusts and as officer and director of certain companies and by granting a proxy that is irrevocable for three years. If such proxy is ultimately revoked, Dr. Kapoor would regain certain of the voting or investment power that he indicated he had previously relinquished. On May 2, 2019, a federal jury found Dr. Kapoor guilty of racketeering conspiracy. As a result of the verdict and the permissive exclusion rules of the OIG-HHS with respect to participation in U.S. government healthcare programs, it is possible Dr. Kapoor will divest all or a part of his ownership in the Company. Further, NASDAQ has the discretionary authority to deny continued listing to a company when an individual with a

[54]

history of regulatory misconduct is associated with a company. As a result of the jury verdict finding Dr. Kapoor guilty, it is possible Dr. Kapoor would be required to divest all or a part of his ownership in the Company in order for the Company to continue to be listed on NASDAQ.

Through the Kapoor Trust, Dr. Kapoor is entitled to nominate one person to serve on our Board. As President and sole director of EJ Financial Enterprises, Inc., which is the managing general partner of EJ Funds LP and holder of Dr. Kapoor’s proxy as a stockholder of this entity, Rao Akella is entitled to nominate up to two persons to serve on our Board. Dr. Kapoor’s proxy with respect to such shares in EJ Financial Enterprises, Inc., is revocable after three years. Mr. Brian Tambi was nominated for these purposes by EJ Funds LP. The other seats for nomination are vacant. Nomination of any directors to our Board or any trading of our common stock or divestments by Dr. Kapoor and his related parties or his proxies could have an adverse effect on the price of our common stock and an adverse effect on our business.

Risks related to the sale of our India manufacturing facility

We may not be able to recover all or any of the net asset value and may incur additional costs as we exit our India manufacturing facility.

Risks related to regulations

Our regulatory environment is changing and failure to meet the changes could result in penalties, reputational damage and negative impacts on our operations and financial results.

Our extensive regulatory environment is changing rapidly. Many state and local legislatures have passed, and are considering passing, legislation requiring drug companies to report more detailed business information regarding pricing changes and distribution patterns, and imposing new responsibilities such as for collection or disposal of unused drugs. Some regulatory and legislative activity targets manufacturers and distributors of opioids in particular. Privacy and data protection laws and regulations also continue to evolve, in both the United States and other jurisdictions where we operate. As a result, we and some of our distributors and customers face increased regulatory scrutiny and new obligations. Responding to the changes in our regulatory environment places a strain on our internal resources and impacts certain business relationships. If we fail to meet any of the changes, we could face penalties, reputational harm, additional obligations, negative impacts on our operations, and government enforcement actions.

Our inability to timely and adequately address FDA warning letters and OAI facility status may adversely affect our business.

During 2018, we had FDA inspections at our Decatur and Somerset facilities that resulted in OAI status for both facilities. We received a warning letter in January 2019 related to the 2018 Decatur, Illinois inspection, and we received a warning letter in June 2019 related to the 2018 Somerset, New Jersey inspection. If we are unable to adequately address the FDA’s concerns in a timely manner, the FDA may take further actions and our pipeline product approvals may be further delayed.

[55]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[56]

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

10.1
AMENDED AND RESTATED CREDIT AGREEMENT dated as of April 16, 2019 among AKORN, INC., with The Other Loan Parties, The Lenders Party, JPMORGAN CHASE BANK, N.A., as Administrative Agent, and BANK OF AMERICA, N.A., as Syndication Agent, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 17, 2019.

10.2
Standstill Agreement and First Amendment to Loan Agreement, dated as of May 6, 2019, by and among Akorn, Inc., certain of its subsidiaries, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc's report on Form 8-K filed on May 7, 2019.

10.3†
Akorn, Inc. 2017 Omnibus Incentive Compensation Plan, as amended, incorporated by reference to Appendix A of the Akorn, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 22, 2019.

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

[57]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: August 2, 2019

[58]