Form 10-Q
period 2019-09-30
AKORN INC
filed 2019-10-31
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At October 23, 2019, there were 126,145,832 shares of common stock, no par value, outstanding.

[2]

[3]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Certain prior-period amounts have been reclassified to conform to current-period presentation, including selling, general and administrative expenses, acquisition-related costs, research and development expenses and impairment of intangible assets, on the condensed consolidated statements of comprehensive income/(loss) and other non-current assets, prepaid expenses and other current assets, accrued legal fees and contingencies, uncertain tax liabilities and accrued expenses and other liabilities on the condensed consolidated statements of cash flows.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$205,542	$224,868
Trade accounts receivable, net	142,871	153,126
Inventories, net	167,701	173,645
Prepaid expenses and other current assets	17,842	32,180
TOTAL CURRENT ASSETS	533,956	583,819
PROPERTY, PLANT AND EQUIPMENT, NET	322,119	334,853
OTHER LONG-TERM ASSETS
Goodwill	267,923	283,879
Intangible assets, net	243,926	284,976
Right-of-use assets, net - Operating leases	23,016	—
Other non-current assets	7,424	7,730
TOTAL OTHER LONG-TERM ASSETS	542,289	576,585
TOTAL ASSETS	$1,398,364	$1,495,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$52,389	$39,570
Income taxes payable	165	—
Accrued royalties	7,285	6,786
Accrued compensation	29,695	19,745
Accrued administrative fees	32,400	36,767
Current portion of accrued legal fees and contingencies	40,891	52,413
Current portion of lease liability - Operating leases	2,334	—
Accrued expenses and other liabilities	12,235	15,542
Current portion of long-term debt (net of deferred financing costs)	838,517	—
TOTAL CURRENT LIABILITIES	1,015,911	170,823
LONG-TERM LIABILITIES
Long-term debt (net of non-current deferred financing costs)	—	820,411
Deferred tax liability	943	566
Uncertain tax liabilities	2,285	49,990
Long-term lease liability - Operating leases	22,562	—
Long-term portion of accrued legal fees and contingencies	37,000	—
Pension obligations and other liabilities	7,255	9,601
TOTAL LONG-TERM LIABILITIES	70,045	880,568
TOTAL LIABILITIES	1,085,956	1,051,391
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value - 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018.	—	—
Common stock, no par value – 150,000,000 shares authorized; 126,145,832 and 125,492,373 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	590,274	574,553
Accumulated deficit	(253,278)	(107,168)
Accumulated other comprehensive (loss)	(24,588)	(23,519)
TOTAL SHAREHOLDERS’ EQUITY	312,408	443,866
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,398,364	$1,495,257

[5]

 See notes to condensed consolidated financial statements.
AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net	$176,244	$165,625	$520,172	$540,632
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	104,842	108,363	327,273	319,863
GROSS PROFIT	71,402	57,262	192,899	220,769

Selling, general and administrative expenses	55,550	63,197	189,090	209,949
Research and development expenses	9,334	12,439	27,543	36,454
Amortization of intangibles	9,375	13,613	30,390	39,985
Impairment of goodwill	—	—	15,955	—
Impairment of intangible assets	—	29,649	10,748	112,998
Litigation rulings, settlements and contingencies	(11,625)	14,344	63,254	13,944
TOTAL OPERATING EXPENSES	62,634	133,242	336,980	413,330

OPERATING INCOME/(LOSS)	8,768	(75,980)	(144,081)	(192,561)
Amortization of deferred financing costs	(8,581)	(1,304)	(15,540)	(3,912)
Interest expense, net	(18,982)	(11,691)	(50,650)	(32,331)
Other non-operating income/(expense), net	208	436	806	(18)

(LOSS) BEFORE INCOME TAXES	(18,587)	(88,539)	(209,465)	(228,822)
Income tax (benefit)	(66,257)	(18,399)	(63,355)	(41,951)

NET INCOME/(LOSS)	$47,670	$(70,140)	$(146,110)	$(186,871)
NET INCOME/(LOSS) PER SHARE
NET INCOME/(LOSS) PER SHARE, BASIC	$0.38	$(0.56)	$(1.16)	$(1.49)

NET INCOME/(LOSS) PER SHARE, DILUTED	$0.38	$(0.56)	$(1.16)	$(1.49)

SHARES USED IN COMPUTING NET INCOME/(LOSS) PER SHARE
BASIC	126,144	125,462	125,920	125,346
DILUTED	126,826	125,462	125,920	125,346

COMPREHENSIVE INCOME/(LOSS)
Net income/(loss)	$47,670	$(70,140)	$(146,110)	$(186,871)
Unrealized holding (loss) on available-for-sale securities, net of tax of $0 and $2 for the three month periods ended September 30, 2019 and 2018, and $1 and $3 the nine month periods ended September 30, 2019 and 2018, respectively.	—	(4)	(3)	(9)
Foreign currency translation (loss)	(2,135)	(4,669)	(1,179)	(11,867)
Pension liability adjustment gain, net of tax of ($10) and ($1) for the three month periods ended September 30, 2019 and 2018, and ($29) and ($3) for the nine month periods ended September 30, 2019 and 2018, respectively.	39	4	113	12
COMPREHENSIVE INCOME/(LOSS)	$45,574	$(74,809)	$(147,179)	$(198,735)
See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018
(In Thousands)

	Shares	Common Stock	Accumulated Deficit	Other Comprehensive (Loss)	Total
BALANCES AT June 30, 2019 (unaudited)	126,108	$584,592	$(300,948)	$(22,492)	$261,152
Consolidated net income	—	—	47,670	—	47,670
Exercise of stock options	—	—	—	—	—
Compensation and share issuances related to stock awards	47	3,934	—	—	3,934
Stock-based compensation expense - stock options	—	1,453	—	—	1,453
Foreign currency translation (loss)	—	—	—	(2,135)	(2,135)
Stock compensation plan withholdings for employee taxes	(9)	(44)	—	—	(44)
Unrealized holding loss on available-for-sale securities	—	—	—	—	—
Akorn AG pension liability adjustment	—	—	—	39	39
Employee stock purchase plan expense	—	339	—	—	339
BALANCES AT September 30, 2019 (unaudited)	126,146	$590,274	$(253,278)	$(24,588)	$312,408

	Shares	Common Stock	Retained Earnings	Other Comprehensive (Loss)	Total
BALANCES AT June 30, 2018 (unaudited)	125,404	$564,988	$178,010	$(21,163)	$721,835
Consolidated net (loss)	—	—	(70,140)	—	(70,140)
Exercise of stock options	—	—	—	—	—
Compensation and share issuances related to stock awards	118	3,389	—	—	3,389
Stock-based compensation expense - stock options	—	2,357	—	—	2,357
Foreign currency translation (loss)	—	—	—	(4,669)	$(4,669)
Stock compensation plan withholdings for employee taxes	(30)	(484)	—	—	(484)
Unrealized holding loss on available-for-sale securities	—	—	—	(4)	(4)
Akorn AG pension liability adjustment	—	—	—	4	4
Employee stock purchase plan expense	—	—	—	—	—
BALANCES AT September 30, 2018 (unaudited)	125,492	$570,250	$107,870	$(25,832)	$652,288

[7]

	Shares	Common Stock	Accumulated Deficit	Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2018	125,492	$574,553	$(107,168)	$(23,519)	$443,866
Consolidated net (loss)	—	—	(146,110)	—	(146,110)
Exercise of stock options	—	—	—	—	—
Compensation and share issuances related to stock awards	751	10,923	—	—	10,923
Stock-based compensation expense - stock options	—	4,274	—	—	4,274
Foreign currency translation (loss)	—	—	—	(1,179)	(1,179)
Stock compensation plan withholdings for employee taxes	(97)	(313)	—	—	(313)
Unrealized holding loss on available-for-sale securities	—	—	—	(3)	(3)
Akorn AG pension liability adjustment	—	—	—	113	113
Employee stock purchase plan expense	—	837	—	—	837
BALANCES AT SEPTEMBER 30, 2019 (unaudited)	126,146	$590,274	$(253,278)	$(24,588)	$312,408

		Common Stock	Retained Earnings	Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2017	125,091	$550,472	$294,741	$(13,968)	$831,245
Consolidated net (loss)	—	—	(186,871)	—	(186,871)
Exercise of stock options	22	546	—	—	546
Compensation and share issuances related to restricted stock awards	288	9,206	—	—	9,206
Stock-based compensation expense - stock options	—	7,993	—	—	7,993
Foreign currency translation (loss)	—	—	—	(11,867)	(11,867)
Stock compensation plan withholdings for employee taxes	(55)	(776)	—	—	(776)
Unrealized holding loss on available-for-sale securities	—	—	—	(9)	(9)
Akorn AG pension liability adjustment	—	—	—	12	12
Employee stock purchase plan expense	146	2,809	—	—	2,809
BALANCES AT SEPTEMBER 30, 2018 (unaudited)	125,492	$570,250	$107,870	$(25,832)	$652,288

See notes to condensed consolidated financial statements.

[8]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net (loss)	$(146,110)	$(186,871)
Adjustments to reconcile consolidated net (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	53,237	61,101
Amortization of debt financing costs	15,540	3,912
Impairment of intangible assets	10,748	112,998
Goodwill impairment	15,955	—
Fixed asset impairment and other	10,385	—
Non-cash stock compensation expense	16,034	17,199
Non-cash interest expense	2,567	—
Deferred income taxes, net	381	(42,726)
Other	(29)	467
Changes in operating assets and liabilities:
Other non-current assets	455	(2,389)
Trade accounts receivable	10,148	(22,269)
Inventories, net	5,909	(11,422)
Prepaid expenses and other current assets	12,486	373
Trade accounts payable	15,868	10,752
Accrued legal fees and contingencies	25,478	20,922
Uncertain tax liabilities	(47,705)	646
Accrued expenses and other liabilities	3,447	567
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	$4,794	$(36,740)
INVESTING ACTIVITIES:
Proceeds from disposal of assets	—	28
Payments for intangible assets	(87)	(50)
Purchases of property, plant and equipment	(23,522)	(51,045)
NET CASH (USED IN) INVESTING ACTIVITIES	$(23,609)	$(51,067)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	546
Stock compensation plan withholdings for employee taxes	(313)	(776)
Payment of contingent acquisition liabilities	—	(4,793)
Lease payments	$(344)	$(10)
NET CASH (USED IN) FINANCING ACTIVITIES	$(657)	$(5,033)
Effect of exchange rate changes on cash and cash equivalents	19	(900)
(DECREASE) IN CASH AND CASH EQUIVALENTS	$(19,453)	$(93,740)
Cash, cash equivalents, and restricted cash at beginning of period	225,794	369,889
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$206,341	$276,149
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$52,973	$40,487
Amount (received) paid for income taxes, net	$(14,460)	$9,667
Additional capital expenditures included in accounts payable	$3,515	$10,504
See notes to condensed consolidated financial statements.

[9]

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Business and Basis of Presentation

Business: Akorn, Inc., together with its wholly-owned subsidiaries (collectively “Akorn,” the “Company,” “we,” “our” or “us”) is a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals, branded as well as private-label over-the-counter consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products in alternative dosage forms. We focus on difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays. In previous years, the Company completed numerous mergers, acquisitions and product acquisitions which resulted in significant growth.

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

During the three and nine month periods ended September 30, 2019 and 2018, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Part I, Item 1, Note 10 - “Segment Information.”

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

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine month periods ended September 30, 2019, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019.

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

[10]

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

Going Concern: In connection with the preparation of the financial statements as of and for the nine month period ended September 30, 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued.

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

The Company evaluated the impact of entering into the Standstill Agreement on its ability to continue as a going concern. As the Company’s ability to enter into a Comprehensive Amendment with the Lenders is not within its control, and failure to do so would result in an event of default under the Term Loan Agreements, these conditions in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements are filed. The Company is actively seeking to refinance or otherwise address the Term Loans or enter into a Comprehensive Amendment to the Term Loan Agreements by December 13, 2019. In the event that the Company is unable to refinance or otherwise address the Term Loans, the Company would seek to enter into a Comprehensive Amendment to the Term Loan Agreements. The Standstill Agreement requires the Company and Lenders to negotiate in good faith to enter into such a Comprehensive Amendment.
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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents. At September 30, 2019 and December 31, 2018, approximately $0.8 million and $0.9 million, respectively, of cash held by AIPL was restricted, and was reported within prepaid expenses and other current assets.

The following table sets forth the components of the Company’s cash, cash equivalents, and restricted cash as reported in the Condensed Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2019 and 2018 (in thousands):

[11]

Cash, Cash Equivalents, and Restricted Cash	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$205,542	$275,346
Restricted cash	799	803
Total cash, cash equivalents, and restricted cash	$206,341	$276,149

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

For the three month period ended September 30, 2019, the Company incurred a chargeback provision of $141.9 million, or 37.4% of gross sales of $379.0 million, compared to $188.9 million, or 43.3% of gross sales of $436.7 million in the prior year period. The dollar decrease and percent decrease from the comparative period were due to volume declines as well as decreases in wholesale acquisition cost of certain products in the current period as compared to prior year. The Company ensures that the chargeback rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter chargeback rates include: changes in product pricing or contract pricing structures as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the chargeback rate depending on the direction and velocity of the change(s).

[12]

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 249 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.4 million or decrease the chargeback reserve by $0.9 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended September 30, 2019, the Company incurred rebates, administrative fees and others of $46.2 million, or 12.2% of gross sales of $379.0 million, compared to $66.8 million, or 15.3% of gross sales of $436.7 million in the prior year period. The dollar and percent decreases from the comparative period was primarily due to volume declines, decreases in contract prices and product mix. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing or contract pricing structures as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 249 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by less than twenty-five thousand seven hundred dollars or decrease the same reserve by $0.1 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we

[13]

believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

Sales Returns:  Certain of the Company’s products are sold with the customer having the right to return the product within specified periods. Provisions are made at the time of sale based upon historical experience. Historical factors, such as recall events as well as pending new developments like comparable product approvals or significant pricing movement that may impact the expected level of returns, are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the reserve required, the Company considers actual returns to date that are in process, wholesaler inventory levels, and the expected impact of any product recalls to assess the magnitude of unconsumed product that may result in sales returns to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability of substitute products which can increase or decrease the pull-through of sales of the Company’s products and ultimately impact the level of sales returns.

For the three month period ended September 30, 2019, the Company incurred a return provision of $5.9 million, or 1.6% of gross sales of $379.0 million, compared to $4.8 million, or 1.1% of gross sales of $436.7 million in the prior year period. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 0.5 months change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $0.4 million or decrease of $0.5 million in return reserve expense if the lag increases or decreases, respectively. The average 0.5 months change in the lag from the time of sale to the time the product return is processed was determined based on the difference between the high and low lag time for the past six month historical activities. This sensitivity analysis is a change from the three month period ended September 30, 2018, which was determined based on the average variances for the last six months of returns activity. The prior method did not give a measurable variance to calculate a sensitivity. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

Allowance for Coupons, Advertising, Promotions and Co-Pay Discount Cards: The Company issues coupons from time to time that are redeemable against certain of our Consumer Health products. In addition to coupons, from time to time the Company authorizes various retailers to run in-store promotions and co-pay discounts for its products. At the point of sale, the Company records an estimate of the dollar value of coupons expected to be redeemed, the dollar amount owed back to the retailer and the co-pay discount as variable consideration since the Company intends to continue to issue coupons, advertising promotion and co-pay discount from time to time. The coupon estimate is based on historical experience and is adjusted as needed based on actual redemptions. Upon receiving confirmation that an advertising promotion was run, the Company adjusts the estimate of the dollar amount expected to be owed back to the retailer as needed. This estimate is then adjusted to actual upon receipt of an invoice from the retailer. Additionally, the Company provides consumer co-pay discount cards, administered through outside agents, to provide discounted products when redeemed. The Company records an estimate of the dollar value of co-pay discounts expected to be redeemed based on historical experience and adjusts as needed based on actual experience.

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

[14]

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

Intangible Assets: Intangible assets consist primarily of goodwill, which is carried at its initial value, subject to impairment testing, In-Process Research and Development ("IPR&D"), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, normally ranging from one year to thirty years. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows. If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. Impairments are recorded within the impairment of intangible assets line in the Condensed Consolidated Statements of Comprehensive Income/(Loss).

Leases: The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and month-to-month agreements. Our leases have initial lease terms of one to ten years, some of which include options to extend and/or terminate the lease. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. Certain leases have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less ("Short-term leases") are not recorded on the Condensed Consolidated Balance Sheet. We recognize rent expense on a straight-line basis over the lease term. Right-of-use ("ROU") assets, net represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The operating lease ROU assets also include any lease prepayments and are reduced by any lease incentives. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When the lease agreement does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. See Note 17 — Leasing Arrangements for more information.

Earnings Per Share: Basic net income/(loss) per share is based upon the weighted average common shares outstanding. Diluted net income/(loss) per share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and restricted stock using the treasury stock method. Anti-dilutive shares are excluded from the computation of diluted net income/(loss) per share.

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

[15]

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	September 30, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$205,542	$205,542	$—	$—
Nicox stock with lockup provisions	16	—	—	16
Total assets	$205,558	$205,542	$—	$16

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$224,868	$224,868	$—	$—
Nicox stock with lockup provisions	18	—	—	18
Total assets	$224,886	$224,868	$—	$18

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

[16]

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

As of September 30, 2019, there were approximately 2.1 million stock options and thirty-four thousand one hundred RSU shares outstanding under the 2014 Plan.

Under the Omnibus Plan, there were approximately 4.5 million RSU shares, 1.0 million PSU shares and 2.6 million stock option award shares outstanding as of September 30, 2019. As of September 30, 2019, approximately 3.5 million shares remained available for future award grants under the Omnibus Plan.

Also granted in, and outstanding as of the nine month period ended September 30, 2019, were inducement awards consisting of 0.5 million RSU shares, 0.3 million PSU shares and 0.4 million stock option award shares.

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

All RSUs are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grant. PSU awards granted with vesting subject to market conditions are valued at date of grant through a Monte Carlo simulation model. The calculated grant-date fair value is recognized ratably over the vesting period, subject to forfeiture estimates. PSU awards granted with vesting subject to, and determined based on achievement of, performance conditions are valued at date of grant based on the closing price of the Company’s stock and anticipated vesting level at grant date. The awards are re-evaluated quarterly to determine the vesting level that is more likely than not to be achieved, and cumulative expense is adjusted accordingly.

The Company uses the single-award method for allocating compensation cost related to stock options to each period. The following table sets forth the components of the Company’s share-based compensation expense for the three and nine month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$1,453	$2,357	$4,274	$7,993
Employee stock purchase plan	339	—	837	—
Restricted stock units and Performance share units	3,934	3,389	10,923	9,206
Total stock-based compensation expense	$5,726	$5,746	$16,034	$17,199

Stock Option awards

[18]

From time to time, the Company has granted stock option awards to certain employees, executives and directors. No stock options were granted in 2018. Set forth in the following table are the weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Company's equity compensation plans during the three and nine month periods ended September 30, 2019, along with the weighted-average grant date fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	55.86%	—%	56.45%	—%
Expected life (in years)	6.2	—	6.2	0
Risk-free interest rate	1.60%	—%	2.34%	—%
Dividend yield	—	—	—	—
Fair value per stock option	$1.73	$—	$2.35	$—
Forfeiture rate	8%	—%	8%	—%

The table below sets forth a summary of stock option activity within the Company’s stock-based compensation plans for the nine month period ended September 30, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2018	3,418	$28.55	3.69	$—
Granted	3,088	4.27
Exercised	—	—
Forfeited	(1,333)	26.22
Outstanding at September 30, 2019	5,173	$14.66	7.05	$120
Exercisable at September 30, 2019	1,713	$30.48	3.42	$—

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

Restricted Stock Unit awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. Historically, the majority of RSU grants to employees and executives have been pursuant to the Company's long-term incentive plans (the "LTIPs"), which allow for annual grants of RSUs to all eligible employees and executives. The RSU awards vest 25% per year on each of the first four anniversaries of the grant date. During the nine month period ended September 30, 2019, the Company granted 4.3 million RSUs to certain employees, executives and directors. Of this total, 2.7 million RSUs were granted to certain employees as a retention incentive under the Omnibus Plan, and vest in full two years after grant date. Another 1.1 million RSUs were granted as LTIP awards under the Omnibus Plan, and the remaining 0.5 million RSUs were granted as an inducement award to the Company’s new President and Chief Executive Officer ("CEO").

[19]

Set forth below is a summary of unvested RSU activity during the nine month period ended September 30, 2019:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2018	1,643	$19.85
Granted	4,296	$4.11
Vested	(631)	$24.10
Forfeited	(295)	$14.97
Unvested at September 30, 2019	5,013	$7.21

During the three and nine month periods ended September 30, 2019, forty-six thousand five hundred and approximately 0.6 million RSU shares vested and were released, generating tax-deductible expenses totaling $0.2 million and $2.1 million respectively. During the three and nine month periods ended September 30, 2018, approximately 0.1 million and 0.3 million RSU shares vested and were released, generating tax-deductible expenses totaling $1.9 million and $3.9 million, respectively.

Performance Share Unit awards

During the three month period ended September 30, 2019, no PSU award shares were granted by the Company, while 1.2 million PSU award shares were granted to certain executives during the nine month period ended September 30, 2019. Of this total, 1.0 million vest two years after grant with vesting level contingent upon meeting various performance conditions, while the remaining 0.2 million vest four years after grant with vesting level contingent on various market conditions. No PSU awards were granted by the Company prior to 2019.

Set forth below is a summary of unvested PSU activity during the nine month period ended September 30, 2019:

	Total Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Performance Conditions	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Market Conditions	Weighted Average Grant Date Fair Value per Unit
Unvested at December 31, 2018	—	$—	—	$—	—	$—
Granted	1,239	3.99	985	4.06	254	3.73
Vested	—	—	—	—	—	—
Forfeited	(21)	4.06	(21)	4.06	—	—
Unvested at September 30, 2019	1,218	$3.99	964	$4.06	254	$3.73

Set forth below is a summary of the valuation inputs for PSUs granted with vesting subject to market conditions during the nine month period ended September 30, 2019:

Valuation Inputs for PSUs with Vesting Subject to Market Conditions:
PSUs Issued (units in thousands)	254
Risk Free Rate	2.58%
Volatility	55.10%
Dividend	—%
Valuation Per Share	$3.73
Total Fair Value (in thousands)	$947

Expected Term (years)	4

Forfeiture Rate Assumed	8.00%

LTIP Cash awards

[20]

In May 2019, the Company awarded $9.7 million in cash-based awards to certain non-executive employees in lieu of the customary RSUs as part of its 2019 LTIP grants. The cash awards are equivalent to the value of RSUs that would have been granted under the previous program design, and will vest over two years and be paid in two equal installments after each of the first two anniversaries of the grant date. During the three month and nine month periods ended September 30, 2019, the Company recorded $1.1 million and $1.8 million in expenses, respectively, net of forfeitures.

Employee Stock Purchase Plan

The 2016 Akorn, Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions. The ESPP has been structured to qualify under Section 423 of the Internal Revenue Code (“IRC”). Employees who elect to participate in the ESPP may withhold from 1% to 15% of eligible wages toward the purchase of stock. Shares will be purchased at a 15% discount off the lesser of the market price at the beginning or the ending of the applicable offering period. The ESPP is designed with two offering periods each year, typically running from January 1st to December 31st and from July 1st to December 31st. In a given year, employees may enroll in only one offering period, not both. Per IRC rules, annual purchases per employee are limited to $25,000 worth of stock, valued as of the beginning of the offering period. Accordingly, with the 15% discount, employees may withhold no more than $21,250 per year toward the purchase of stock under the ESPP. Employees are further limited to purchasing no more than 15,000 shares of stock per year. The ESPP was approved by vote of the Company’s shareholders on December 16, 2016. A total of 2.0 million shares of the Company’s stock have been set aside for issuance under the ESPP, of which 146,247 shares have been issued to date.

During the three and nine month periods ended September 30, 2019, participants contributed approximately $0.6 million and $1.7 million, respectively, through payroll deductions toward the future purchase of shares under the ESPP.

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

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying Condensed Consolidated Statements of Comprehensive Income/(Loss). Additionally, with the exception of administrative fees and others, which is included as a current liability, the ending reserve balances are included in trade accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Gross accounts receivable	$272,036	$308,305
Less reserves for:
Chargebacks (1)	(41,092)	(55,312)
Rebates (2)	(47,478)	(55,963)
Product returns	(33,114)	(35,146)
Discounts and allowances	(5,348)	(6,561)
Advertising and promotions	(1,549)	(1,574)
Doubtful accounts	(584)	(623)
Trade accounts receivable, net	$142,871	$153,126

[21]

(1) The decrease in the Chargebacks balance as of September 30, 2019, when compared to the December 31, 2018 balance, was primarily due to decreases in wholesale acquisition cost of certain products and changes to product and customer mix.

(2) The decrease in the Rebates balance as of September 30, 2019, when compared to the December 31, 2018 balance, was primarily due to timing of payments and settlements, changes in product and customer mix, and lower failure to supply claims.

For the three and nine month periods ended September 30, 2019 and 2018, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross sales	$379,022	$436,700	$1,303,671	$1,465,052
Less adjustments for:
Chargebacks (1)	(141,943)	(188,884)	(540,055)	(635,329)
Rebates, administrative and other fees (2)	(46,212)	(66,843)	(188,445)	(234,217)
Product returns (3)	(5,900)	(4,805)	(23,273)	(18,059)
Discounts and allowances	(7,297)	(8,471)	(25,371)	(28,654)
Advertising, promotions and others	(1,426)	(2,072)	(6,355)	(8,161)
Revenues, net	$176,244	$165,625	$520,172	$540,632

(1) The decreases in chargebacks for the three and nine month periods ended September 30, 2019, as compared to the same periods in 2018, were due to volume declines as well as decreases in wholesale acquisition cost of certain products.

(2) The decrease in the rebates, administrative and other fees for the three month period ended September 30, 2019, compared to the same period in 2018, was mainly due to decreases in the rebate rate of certain products and lower failure to supply penalties. The decrease in the rebates, administrative and other fees for the nine month period ended September 30, 2019, compared to the same period in 2018, was primarily due to volume declines and decreases in the rebate rate of certain products.

(3) The increase in product returns for the three and nine month periods ended September 30, 2019, as compared to the same periods in 2018, were primarily due to the timing of returns processing.
Note 5 — Inventories, Net

The components of inventories are as follows (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$86,541	$76,981
Work in process	8,196	13,870
Raw materials and supplies	72,964	82,794
Inventories, net	$167,701	$173,645

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory reserves were $46.9 million and $46.5 million, at September 30, 2019 and December 31, 2018, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

[22]

	September 30, 2019	December 31, 2018
Land and land improvements	$17,492	$17,608
Buildings and leasehold improvements	143,097	138,126
Furniture and equipment	263,094	240,080
Sub-total	423,683	395,814
Accumulated depreciation	(179,562)	(158,824)
Property, plant and equipment in service, net	$244,121	$236,990
Construction in progress	77,998	97,863
Property, plant and equipment, net	$322,119	$334,853

At September 30, 2019 and December 31, 2018, property, plant and equipment, net of $97.8 million and $91.9 million, respectively, was located outside the United States.

At September 30, 2019, the Company had $78.0 million of assets under construction which consisted primarily of manufacturing facility expansion and improvement projects. Depreciation will begin on these assets once they are placed into service. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. During the three and nine month periods ended September 30, 2019, the Company recorded impairment losses of $0.2 million and $9.2 million, respectively, compared to $0.1 million for both the three and nine month periods ended September 30, 2018. Of the $9.2 million impairment, $8.9 million is a result of the Company's decision to explore strategic alternatives to exit the India manufacturing facility. The remaining net book value of the India manufacturing facility is $55.5 million, of which $51.1 million is related to Property, plant and equipment, net.

The Company recorded depreciation expense of $7.7 million and $7.0 million during the three month periods ended September 30, 2019 and 2018, respectively, and $22.8 million and $21.1 million during the nine month periods ended September 30, 2019 and 2018, respectively.

Note 7 — Goodwill and Other Intangible Assets, Net

Intangible assets consist primarily of Goodwill, which is carried at its initial value, subject to evaluation for impairment, In-Process Research and Development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing rights, trademarks and other such rights, which are capitalized and amortized on a straight-line basis over their useful lives, ranging from one to thirty years.

As of September 30, 2019 and 2018, accumulated amortization of intangible assets was $243.2 million and $257.2 million, respectively. The Company recorded amortization expense of $9.4 million and $13.6 million during the three month periods ended September 30, 2019 and 2018, respectively and $30.4 million and $40.0 million during the nine month periods ended September 30, 2019 and 2018, respectively. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.

IPR&D intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenue, cost of sales, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. If applicable, upon abandonment of the IPR&D product, the assets are fully impaired.

During the three month period ended September 30, 2019, no IPR&D projects were impaired, while during the three month period ended September 30, 2018, eight IPR&D projects were impaired primarily due to the anticipated market conditions and competition upon launch, resulting in impairment expenses of $20.6 million. Additionally, during the three

[23]

month period ended September 30, 2019, no product licensing right was impaired, compared to impairments of $9.0 million related to six product licensing rights during the comparative prior year period.

During the nine month period ended September 30, 2019, no IPR&D projects were impaired, while during the nine month period ended September 30, 2018, sixteen IPR&D projects were impaired primarily due to anticipated market conditions upon launch, resulting in impairment expenses of $100.1 million. Additionally, during the nine month period ended September 30, 2019, two product licensing rights were impaired due to competition resulting in impairment expenses of $10.7 million, compared to impairments of $12.9 million expenses related to ten product licensing rights due to competition during the comparative prior year period.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. In its annual goodwill impairment analysis, the Company uses widely accepted valuation techniques to determine the fair value of its reporting units. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. As a result of the Company's decision to explore strategic alternatives to exit the India manufacturing facility, the Company performed impairment testing and recorded goodwill impairment of $16.0 million during the three month period ended March 31, 2019.

The following table provides a summary of the activity in goodwill by segment for the nine month period ended September 30, 2019 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2018	$16,717	$267,162	$283,879
Currency translation adjustments	—	(1)	(1)
Acquisitions	—	—	—
Impairments	—	(15,955)	(15,955)
Dispositions	—	—	—
Balances at September 30, 2019	$16,717	$251,206	$267,923

The following table sets forth the major categories of the Company’s intangible assets as of September 30, 2019 and December 31, 2018, and the weighted average remaining amortization period as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Gross Amount (2)	Accumulated Amortization	Reclassifications	Impairment (1)	Net Balance	Wtd Avg Remaining Amortization Period (years)
September 30, 2019
Product licensing rights	$472,041	$(227,678)	$—	$(15,550)	$228,813	8.6
IPR&D	4,400	—	—	—	4,400	N/A - Indefinite lived
Trademarks	16,000	(6,999)	—	—	9,001	17.2
Customer relationships	4,225	(2,513)	—	—	1,712	6.6
Other intangibles	6,000	(6,000)	—	—	—	0.0
	502,666	$(243,190)	$—	$(15,550)	$243,926
December 31, 2018
Product licensing rights	$597,960	$(203,323)	$5,300	$(131,306)	$268,631	9.2
IPR&D	149,161	—	(5,300)	(139,461)	4,400	N/A - Indefinite lived
Trademarks	16,000	(6,304)	—	—	9,696	17.5
Customer relationships	4,225	(2,318)	—	—	1,907	7.3
Other intangibles	11,235	(5,658)	—	(5,235)	342	0.3
	$778,581	$(217,603)	$—	$(276,002)	$284,976

[24]

(1) Impairment of product licensing rights is stated at gross carrying cost of $15.6 million less accumulated amortization of $4.9 million as of the impairment date. Accordingly, the total net impairment expense was $10.7 million, for the nine month period ended September 30, 2019.

(2) Differences in the Gross Amounts between periods are due to the write down of fully amortized assets and additions during the period.

Note 8 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., Akorn, Inc., together with certain of its subsidiaries (Akorn, Inc., together with such subsidiaries, the “Akorn Loan Parties”), entered into two term loan agreements (the “Term Loan Agreements” and the loans outstanding thereunder, the “Term Loans”) with certain lenders (the “Lenders”) and with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Term Loan Administrative Agent”). The aggregate principal amount of the Term Loans was $1,045.0 million. As of September 30, 2019, outstanding debt under the Term Loan Agreements was $845.4 million. The Company believes it was in compliance with all applicable covenants in the Term Loan Agreements, which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities, as of September 30, 2019. As of September 30, 2019, the Term Loans were scheduled to mature on April 16, 2021.

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

•
As of September 30, 2019, the $845.4 million outstanding principal amount of the Term Loans includes aggregate paid-in-kind fee and non-cash interest of $10.9 million and $2.6 million, respectively that are related to the Standstill Agreement.

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
Any Specified Litigation Payment made over the objection of the Ad Hoc Group would (i) entitle the Required Lenders to terminate the Standstill Period and (ii) constitute an Event of Default under the Term Loan Agreements if such payment has a Material Adverse Effect (as defined in the Term Loan Agreements). The failure of the Company to comply with the covenant in respect of the Specified Litigation Payment during the Standstill Period would result in an Event of Default under the Loan Agreement. The settlement agreement with respect to the Securities Class Action Litigation (as defined below in Note 12 - "Commitments and Contingencies") provides that the D&O Proceeds Payment (as defined below in Note 12 - "Commitments and Contingencies") will come from D&O insurance proceeds only; accordingly, the D&O Proceeds Payment, if made, would not constitute "Specified Litigation Payments" under the Standstill Agreement.

The failure to enter into a Comprehensive Amendment on or prior to November 15, 2019, would result in payment by the Company of a one-time in-kind fee in an amount equal to 0.625% of the Term Loans outstanding on such date and require the Akorn Loan Parties to pledge for the benefit of the Lenders all unpledged equity interests in foreign subsidiaries. The failure to enter into a Comprehensive Amendment or otherwise address the term loans on or prior to December 13, 2019, constitutes an immediate Event of Default under the Term Loan Agreements.
The Company is actively seeking to refinance or otherwise address the Term Loans or enter into a Comprehensive Amendment to the Term Loan Agreements by December 13, 2019. In the event that the Company is unable to refinance or otherwise address the Term Loans, the Company would seek to enter into a Comprehensive Amendment to the Term Loan Agreements. The Standstill Agreement requires the Company and Lenders to negotiate in good faith to enter into such a Comprehensive Amendment.
During the three and nine month periods ended September 30, 2019, the Company amortized $8.6 million and $15.5 million, respectively of the deferred financing cost related to the Term Loans, resulting in $6.9 million remaining balance of

[26]

deferred financing costs at September 30, 2019. As a result of the obligation to enter into a Comprehensive Amendment by December 13, 2019, the Company will amortize this balance using the straight-line method through December 2019.

As of September 30, 2019, the Company's spread was based upon the Ratings Level as documented below. As of September 30, 2019, the Company was a Ratings Level III for the Term Loan Agreements and related Standstill Agreement.

Ratings Level	Index Ratings (Moody’s/S&P)	Adjusted LIBOR (Eurodollar) Spread	Adjusted Base Rate (ABR) Spread
Level I	B1/B+ or higher	5.75%	4.75%
Level II	B2/B	6.25%	5.25%
Level III	B3/B- or lower	7.00%	6.00%

For the three month periods ended September 30, 2019 and 2018, the Company recorded interest expense of $20.0 million and $14.6 million, respectively in relation to the Term Loans, while for the nine month periods ended September 30, 2019 and 2018, the Company recorded interest expense of $55.6 million and $40.6 million, respectively in relation to the Term Loans. The increase in interest expense is related to higher interest rates, in part due to the Standstill Agreement, during the three and nine month periods ended September 30, 2019, compared to the same periods in 2018.

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

Debt Maturities Schedule

Aggregate cumulative maturities of debt obligations as of September 30, 2019 are:

(In thousands)	2021
Maturities of debt (1)	$845,436

(1) Pursuant to the terms of the Standstill Agreement, the Company must enter into a Comprehensive Amendment to the Term Loan Agreements that is satisfactory in form and substance to the Lenders by December 13, 2019. If the Company does not enter into a Comprehensive Amendment, refinance or otherwise address the outstanding Term Loans by December 13, 2019, an event of default will occur under the Term Loan Agreements.

Note 9 — Earnings Per Share

Basic net income/(loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, and (ii) unvested RSUs and PSUs.

[27]

A reconciliation of the income/(loss) per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME/(LOSS)	$47,670	$(70,140)	$(146,110)	$(186,871)
NET INCOME/(LOSS) PER SHARE:
Basic	$0.38	$(0.56)	$(1.16)	$(1.49)
Diluted	$0.38	$(0.56)	$(1.16)	$(1.49)
SHARES USED IN COMPUTING NET INCOME/(LOSS) PER SHARE:
Weighted average basic shares outstanding	126,144	125,462	125,920	125,346
Dilutive securities:
Stock option	—	—	—	—
Unvested RSUs and PSUs	682	—	—	—
Total dilutive securities	682	—	—	—
Weighted average diluted shares outstanding	126,826	125,462	125,920	125,346

Shares subject to stock options omitted from the calculation of income/(loss) per share as their effect would have been anti-dilutive	5,201	3,603	4,690	3,823
Shares subject to unvested RSUs and PSUs omitted from the calculation of income/(loss) per share as their effect would have been anti-dilutive	1,901	1,831	2,090	761

Note 10 — Segment Information

During the three and nine month periods ended September 30, 2019 and 2018, the Company reported results for the following two reportable segments:

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

[28]

Selected financial information by reportable segment is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net:
Prescription Pharmaceuticals	$155,568	$148,469	$461,962	$484,933
Consumer Health	20,676	17,156	58,210	55,699
Total revenues, net	176,244	165,625	520,172	540,632

Gross Profit:
Prescription Pharmaceuticals	62,133	50,231	167,361	197,025
Consumer Health	9,269	7,031	25,538	23,744
Total gross profit	71,402	57,262	192,899	220,769

Operating expenses	62,634	133,242	336,980	413,330

OPERATING INCOME/(LOSS)	8,768	(75,980)	(144,081)	(192,561)

Other expenses, net	(27,355)	(12,559)	(65,384)	(36,261)

(Loss) before income taxes	$(18,587)	$(88,539)	$(209,465)	$(228,822)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment. Financial information including revenues and gross profit by product or product line is not provided as to do so would be impracticable.

The following table sets forth the Company’s net revenues by geographic region for the three and nine month periods ended September 30, 2019 and 2018. The Domestic region represents sales within the United States of America and its territories while the Foreign region represents sales within all other countries and territories (dollar amounts in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Region	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Domestic	$171,986	97.6%	$161,858	97.7%	$510,228	98.1%	$529,598	98.0%
Foreign	4,258	2.4%	3,767	2.3%	9,944	1.9%	11,034	2.0%
Total Revenues	$176,244	100.0%	$165,625	100.0%	$520,172	100.0%	$540,632	100.0%

[29]

Note 11 – Share Repurchases

In July 2016, the Company announced that the Board of Directors authorized a stock repurchase program (the "Stock Repurchase Program") pursuant to which the Company may repurchase up to $200.0 million of the Company’s common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or others, including accelerated stock repurchase arrangements, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time without notice and at the Company's discretion, and at this time no estimate to the effect on the results of the Company due to the Stock Repurchase Program can be made. In addition, the terms of the Standstill Agreement prohibits repurchasing the Company's common stock without the Standstill Lenders' consent.

The Company did not repurchase any shares during the nine month period ended September 30, 2019. In aggregate, over the life of the Stock Repurchase Program, the Company repurchased 1.8 million shares at an average purchase price of $24.89. As of September 30, 2019, the Company had $155.0 million remaining under the repurchase authorization.

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

Note 12 — Commitments and Contingencies

The Company has entered into strategic business agreements for the development and marketing of pharmaceutical products with various companies.

Each strategic business agreement generally includes a future payment schedule for contingent milestone payments and in certain agreements, minimum royalty payments. The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events. Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timeline, successful product testing and validation, successful clinical studies, U.S. Food and Drug Administration ("FDA") or other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments or minimum royalty payments is individually material to the Company.

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

The table below summarizes contingent, potential milestone payments that would become due to strategic partners in the years 2019 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2019	$121
2020	2,099
2021	2,150
2022	550
Total	$4,920

Legal Proceedings

Akorn, Inc. v. Fresenius Kabi AG
On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement. On April 23, 2018, Akorn filed a verified complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment. The complaint alleged, among other things, that (i) the defendants anticipatorily breached their obligations under the Merger

[30]

Agreement by repudiating their obligation to close the Merger, (ii) the defendants knowingly and intentionally breached their obligations under the Merger Agreement by working to slow the antitrust approval process and by engaging in a series of actions designed to hamper and ultimately block the Merger and (iii) Akorn had performed its obligations under the Merger Agreement, and was ready, willing and able to close the Merger. The complaint sought, among other things, a declaration that Fresenius Kabi AG’s termination was invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to specifically perform their obligations under the Merger Agreement to use reasonable best efforts to consummate and make effective the Merger. On April 30, 2018, the defendants filed a verified counterclaim alleging that, due primarily to purported data integrity deficiencies, the Company had breached representations, warranties and covenants in the Merger Agreement, and that it had experienced a material adverse effect. The verified counterclaim sought, among other things, a declaration that defendants’ purported termination of the Merger Agreement was valid and that defendants were not obligated to consummate the transaction, and damages.
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
On October 18, 2018, Akorn filed a notice of appeal from the Opinion and the partial final judgment, as well as a motion seeking expedited treatment of its appeal. On October 23, 2018, the Delaware Supreme Court granted Akorn’s motion for expedited treatment and set a hearing on Akorn’s appeal for December 5, 2018. On December 7, 2018, the Delaware Supreme Court affirmed the Court of Chancery’s opinion denying Akorn’s claims for declaratory and injunctive relief and granting Defendants’ counterclaim for a declaration that the termination was valid. On December 27, 2018, the Delaware Supreme Court issued a mandate returning the case to the Court of Chancery for consideration of all remaining issues, including the Fresenius parties’ damages claims.
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
On August 16, 2019, the Fresenius parties filed a motion for summary judgment seeking damages of approximately $123 million. On September 30, 2019, Akorn filed a combined cross-motion for summary judgment and opposition to the Fresenius parties’ motion. The Court of Chancery has approved a briefing schedule whereby (i) the Fresenius parties file a combined opposition to Akorn’s cross-motion and a reply in further support of the Fresenius parties’ motion by November 14, 2019; and (ii) Akorn files a reply in further support of its cross-motion for summary judgment by December 9, 2019.
In re Akorn, Inc. Data Integrity Securities Litigation
On March 8, 2018, a purported shareholder of the Company filed a putative class action complaint entitled Joshi Living Trust v. Akorn, Inc. et al., in the United States District Court for the Northern District of Illinois alleging violations of Sections

[31]

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
On April 22, 2019, Plaintiff Vicente Juan, a purported shareholder of the Company, filed a putative class action complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Juan Action”). The complaint named as defendants the Company, Rai and Portwood. The complaint alleged that defendants made or caused the Company to make materially false or misleading statements and/or material omissions concerning the Company’s compliance with FDA regulations and that those misstatements were corrected when the Company disclosed its receipt from the FDA of a warning letter at the Company’s facility in Decatur, IL. The complaint sought, among other things, an award of damages, attorneys’ fees and expenses.

[32]

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
On July 25, 2019, after extensive arm’s-length negotiations, the parties in the Securities Class Action Litigation reached a non-binding agreement in principle, memorialized in a signed term sheet, with respect to the principal terms of a settlement that, if consummated, would provide for, among other things, the dismissal of that action and the release of all claims asserted by or on behalf of the putative class in that action.
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
Upon certain change of control transactions during the term of the CVR, if the Company’s first lien term loan lenders and holders of the Company’s other debt are repaid in full, the CVR would entitle the holders thereof to a cash payment in the aggregate amount of $30.0 million (the "Change of Control Payment"). If the Company is the subject of a voluntary or involuntary bankruptcy filing during the term of the CVR, the CVR agreement would provide that holders of the CVR would receive in the aggregate a $30.0 million unsecured claim (which unsecured claim will be subordinated to any deficiency claim

[33]

of the Company's first lien term loan lenders and holders of the Company's other secured debt in any such bankruptcy case) (the "Bankruptcy Claim"). The $60.0 million cap on annual payments would not apply to the Change of Control Payment or the Bankruptcy Claim, if any. No further amounts would be payable under the CVR following such a change of control transaction or bankruptcy event.
The Company and the other defendants in the Securities Class Action Litigation have denied and continue to deny each and all of the claims alleged in the action, and the entry into the non-binding agreement in principle is not an admission of wrongdoing or acceptance of fault by the Company or any of the other defendants.
At a July 30, 2019 conference, the parties to the Securities Class Action Litigation disclosed to the Court that they had reached a non-binding agreement in principle to settle the action. At the July 30, 2019 conference, the Court entered a finding of relatedness with respect to the Manikay Master Fund Action, and requested reassignment of that action.
On August 9, 2019, the lead plaintiffs filed a motion for preliminary approval of the proposed settlement, approval of the form of class notice and a hearing date for final settlement approval (the “Final Approval Hearing”), with supporting papers. On August 26, 2019, the Court formally entered an order (the “Preliminary Approval Order”) preliminarily approving the proposed settlement, approving the form of class notice, and setting a hearing on final approval of the settlement for December 3, 2019. Pursuant to the Preliminary Approval Order: lead plaintiffs shall file a motion for final approval of the proposed settlement, the proposed plan of allocation and lead counsel’s motion for attorneys’ fees and litigation expenses no later than thirty-five (35) calendar days prior to the Final Approval Hearing, or October 29, 2019; any potential class members seeking to exclude themselves from or object to the proposed settlement shall file requests for exclusion or objections no later than twenty-one (21) calendar days prior to the Final Approval Hearing, or November 12, 2019; and lead plaintiffs shall file reply papers, if any, in further support of lead plaintiffs’ motion for final approval of the proposed settlement, the proposed plan of allocation and lead counsel’s motion for attorneys’ fees and litigation expenses no later than seven (7) calendar days prior to the Final Approval Hearing, or November 26, 2019.
The definitive settlement agreement is subject to numerous terms and conditions including, among other things, (i) the unilateral right of the Company and the other defendants in the action to terminate the definitive settlement agreement if persons who purchased a number of shares exceeding a to be agreed threshold opt out of and elect not to participate in or be bound by the proposed settlement and (ii) final approval by the Court. There can be no guarantee that the Company and the other defendants will not exercise their termination right or that the definitive settlement agreement will receive Court approval.
By orders dated September 11, 2019, in light of the definitive settlement agreement, the Court disassociated the Twin Master Fund Action and the Manikay Master Fund Action from the Securities Class Action Litigation. On September 13, 2019, defendants in the Twin Master Fund Action and Manikay Master Fund Action moved to dismiss both complaints.
On September 16, 2019, the Securities Class Action Litigation was reassigned to the Honorable Steven Seeger. During a status conference on October 29, 2019, the court reaffirmed the December 3, 2019 date for the Final Approval Hearing.
On October 15, 2019, plaintiffs in the Twin Master Fund Action and Manikay Master Fund Action filed oppositions to defendants’ motions to dismiss both complaints.
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

[34]

On May 13, 2019, the special master issued a report and recommendation on defendants’ motion to dismiss. The report and recommendation recommends dismissing from the case the Company and all named defendants other than Mark Silverberg.
On July 11, 2019, the plaintiff filed a third amended complaint naming as defendants former Akorn officers Rajat Rai, Bruce Kutinsky, Steven Lichter and Mark Silverberg, as well as nominal defendant Akorn. The third amended complaint purports to allege derivatively on behalf of the Company that Akorn’s former officers: (i) breached their fiduciary duties to the Company by intentionally causing Akorn to not comply with FDA regulations; and (ii) were unjustly enriched thereby. The third amended complaint seeks an award of damages and injunctive relief.
On October 7, 2019, the Court entered an order adopting the findings of the special master, dismissing without prejudice all named individual defendants other than Mark Silverberg, granting plaintiffs leave to file their third amended complaint and granting defendants 30 days to move to dismiss the third amended complaint.
The defendants have denied and continue to deny each and all of the claims alleged in the action.
Pulchinski v. Abramowitz et al.
On September 26, 2019, Dennis Pulchinski, a purported shareholder of the Company, filed a putative derivative suit captioned Pulchinski v. Abramowitz et al., in the Circuit Court of Cook County, IL. The suit alleges breaches by certain present and former officers and directors of Akorn of fiduciary duties related to, among other matters, Akorn’s compliance with FDA regulations and requirements regarding data integrity.
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

[35]

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
Pope v. Akorn Sales Inc. and Akorn, Inc.
On April 7, 2017, a jury in the State Court of Houston County in the State of Georgia reached a verdict of $20.5 million in damages against Akorn, Inc. in a product liability case, Ann Pope and Anthony Pope v. Horatio V. Cabasares, M.D., Horatio V. Cabasares, M.D., P.C. Houston Healthcare Systems, Inc., Akorn Sales, Inc., and Akorn, Inc., in which plaintiffs claimed the Company provided inadequate labeling on its product methylene blue. While an intermediate appellate decision affirmed the verdict on November 2, 2018, the Company filed a petition for certiorari with the Georgia Supreme Court on November 29, 2018, challenging liability as well as the compensatory and punitive damage awards. On August 5, 2019, the Georgia Supreme Court denied the petition for certiorari. On September 13, 2019, Akorn paid the judgment amount to the plaintiffs.
==========================================================================================
The legal matters discussed above and others could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial. We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. Regarding the aforementioned labeling verdict and intermediate appellate decision related to Methylene Blue Injection, the Company had recorded a $20.5 million liability as of December 31, 2018 for which a corresponding insurance receivable of $8.8 million was also recorded. As of September 30, 2019 the Company’s primary insurance carrier reimbursed Akorn the $8.8 million, the remaining limits available on that policy, which partially offset the approximately $24 million, inclusive of interest, Akorn paid to plaintiffs. The Company maintains product liability insurance coverage in excess of the amount of the verdict, and is currently involved in litigation with its excess insurer to recover the remainder of the judgment amount. Regarding the other matters disclosed above, the Company has determined that contingent liabilities associated with the legal matters (other than the Securities Class Action Litigation, described further below) are reasonably possible but they cannot be reasonably estimated.

The Company recorded a $74.0 million charge and corresponding liability as of June 30, 2019 associated with the settlement agreement related to the Securities Class Action Litigation. As described further above under “In re Akorn, Inc. Data Integrity Securities Litigation”, the charge and corresponding liability is expected to be settled through issuances of Company common stock and the CVR. Accordingly, Long-term portion of accrued legal fees and contingencies includes a $30.0 million liability with respect to an estimate of the contingent cash payments under the CVR and an $8.5 million liability with respect to the Company common stock that would be issued to the plaintiffs in the future in connection with the settlement. The remaining $35.5 million of the liability recorded also relates to the issuance of Company common stock to the plaintiffs under the settlement, but is considered short term and included in Current portion of accrued legal fees and contingencies because it is expected to be issued within the next year. The settlement could result in a loss of up to approximately $30.0 million in excess of the charge and corresponding liability the Company has recorded as a result of the $60.0 million aggregate payment cap under the terms of the CVR.

In addition to the Company common stock and the CVR, up to $30.0 million in insurance proceeds from the Company’s D&O insurance policies would be remitted by the Company’s D&O insurers to the plaintiffs in the Securities Class Action Litigation in connection with the settlement. Such settlement would only require the Company to use its best efforts to cause the D&O insurers to make such payments, and would not impose any obligation upon the Company to make any such payment out of its own funds. Accordingly, this amount from insurance is not included within the $74.0 million charge and corresponding liability.

The equity component of the settlement estimate is sensitive to changes in the Company’s common stock price. Holding all other assumptions constant, a 10% change in the Company’s common stock price would have approximately a $3.1 million effect on the reserve estimate. As the settlement is not final and subject to the final approval by the court, the recorded estimate and range is subject to change. On September 30, 2019, the Company recorded a $12.0 million benefit, representing a reduction to accrued legal fees and contingencies in order to adjust for the impact of the decrease in the Company's stock price since June 30, 2019.

[36]

Given the nature of the other litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or investigation. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued or our cash flows in the period in which the amounts are paid.

Note 13 — Customer, Supplier and Product Concentration

Customer Concentration

In the three and nine month periods ended September 30, 2019 and 2018, a significant portion of the Company’s gross and net revenues reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of September 30, 2019 and December 31, 2018 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) collectively referred to herein as the “Big 3 Wholesalers”, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Aside from these three wholesale drug distributors, no other individual customer accounted for 10% or more of gross sales, net revenue or gross trade receivables for the indicated dates and periods.

If sales to the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. The Company is subject to credit risk from its accounts receivable, heavily weighted to the Big 3 Wholesalers, but as of and for the three and nine month periods ended September 30, 2019 and December 31, 2018, the Company has not experienced significant losses with respect to collection of these gross accounts receivable balances.

The following table sets forth the percentage of the Company's gross accounts receivable attributable to the Big 3 Wholesalers as of September 30, 2019 and December 31, 2018:

Big 3 Wholesalers combined:	September 30, 2019	December 31, 2018
Percentage of gross trade accounts receivable	83%	86%

The following table sets forth the percentage of the Company’s gross sales attributable to the Big 3 Wholesalers for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Big 3 Wholesalers combined:	2019	2018	2019	2018
Percentage of gross sales	81%	83%	83%	83%

[37]

The following table sets forth the Company’s net revenues disaggregated by major customers for the three and nine month periods ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Disaggregation of net revenues by major customers	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %
Amerisource	$36,831	20.9%	$36,613	22.1%	$107,203	20.6%	$113,824	21.1%
Cardinal	31,156	17.7%	26,835	16.2%	89,255	17.2%	83,886	15.5%
McKesson	38,525	21.9%	40,274	24.3%	117,020	22.5%	136,623	25.3%
Big 3 Wholesalers combined	106,512	60.4%	103,722	62.6%	313,478	60.3%	334,333	61.8%
All Others	69,732	39.6%	61,903	37.4%	206,694	39.7%	206,299	38.2%
Total Revenues	$176,244	100.0%	$165,625	100.0%	$520,172	100.0%	$540,632	100.0%

Sales to the Big 3 Wholesalers primarily represent purchases of products in the Prescription Pharmaceuticals segment and generate the majority of the Prescription Pharmaceuticals segment revenue. The Prescription Pharmaceuticals segment revenue represented 88.3% and 89.6% of the consolidated net revenue for three month periods ended September 30, 2019 and 2018, respectively, while during the nine month periods ended September 30, 2019 and 2018 the Prescription Pharmaceuticals segment revenue represented 88.8% and 89.7% of the consolidated net revenue, respectively. Chain pharmacies are the major customers in the Consumer Health segment. For more information, see Note 10 — Segment Information.

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

No individual supplier represented 10% or more of the Company’s purchases in the three and nine month periods ended September 30, 2019 or 2018.

Product Concentration

In the three and nine month periods ended September 30, 2019 and 2018, none of the Company's products represented 10% or more of its total net revenue. The Company attempts to minimize the risk associated with product concentration by continuing to acquire and develop new products to add to its existing product portfolio.

Note 14 — Income Taxes

[38]

The following table sets forth information about the Company’s income tax (benefit) provision for the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) before income taxes	$(18,587)	$(88,539)	$(209,465)	$(228,822)
Income tax (benefit)	(66,257)	(18,399)	(63,355)	(41,951)
Net income/(loss)	$47,670	$(70,140)	$(146,110)	$(186,871)

Income tax (benefit) as a percentage of (loss) before income taxes	NM - Not Meaningful	20.8%	30.2%	18.3%

During the three month periods ended September 30, 2019 and 2018, the Company recorded income tax benefit of $66.3 million and $18.4 million, respectively, on (loss) before income taxes. The reason for the overall tax benefit during the three month period ended September 30, 2019, was due to the release of a reserve for an uncertain tax position as a result of the IRS acceptance of a method change and a release of tax liability due to expiring federal and state statutes of limitation. During the nine month period ended September 30, 2019, the Company recorded an income tax benefit of $63.4 million on (loss) before income taxes of $209.5 million, which principally relates to the release of a reserve for an uncertain tax position as a result of the IRS acceptance of a method change, including related penalties and interest and a release of tax liability due to expiring federal and state statutes of limitation. During the nine month period ended September 30, 2018, the Company recorded an income tax benefit of $42.0 million on (loss) before income taxes of $228.8 million. The Company did not use the discrete method to calculate the quarterly provision due to the company’s overall valuation allowance position.

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and believes that it is not more likely than not that the deferred tax assets in the U.S., India, and Switzerland will be realized. Accordingly, the Company has recorded a full valuation allowance against U.S., India, and Switzerland deferred tax assets. The Company has a valuation allowance of $93.6 million against its deferred tax assets as of September 30, 2019.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $2.1 million related to uncertain tax positions as of September 30, 2019.  If recognized, $2.1 million of the above positions would impact the Company’s effective rate. The Company accounts for interest and penalties related to uncertain tax positions as income tax expense. During the nine month period ended September 30, 2019, the Company recorded no penalties and $0.1 million of interest related to unrecognized tax liabilities. As of September 30, 2019, the Company had accrued no penalties and a total of $0.2 million of interest.

Note 15 – Related Party Transactions

In 2019 and 2018, the Company obtained legal services from Polsinelli PC, a firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder. During the three month periods ended September 30, 2019 and 2018, the Company obtained legal services totaling $1.9 million and $1.2 million, respectively. During the nine month periods ended September 30, 2019 and 2018, the Company obtained legal services totaling $5.1 million and $2.9 million, respectively, of which $1.9 million and $0.9 million was payable as of September 30, 2019 and 2018, respectively.

During the three month periods ended September 30, 2019 and 2018, the Company also obtained and paid legal services totaling six thousand two hundred and $0.2 million, respectively, to Segal McCambridge Singer & Mahoney, a firm for which the brother-in-law of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder. During the nine month periods ended September 30, 2019 and 2018, the Company also obtained and paid legal services totaling $0.1 million and $0.5 million to the same firm.

Note 16 – Recently Issued and Adopted Accounting Pronouncements

[39]

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

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for financial assets held at amortized cost. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. This ASU is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance of this ASU is effective. Based upon the level and makeup of our financial asset portfolio, the Company does not expect that the adoption of this ASU will have a material impact on its financial position, results of operations or cash flows.

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

[40]

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

[41]

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

Note 17 — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and immaterial month-to-month agreements. We recognize rent expense on a straight-line basis over the lease term. During the three and nine month periods ended September 30, 2019, total lease cost was $1.6 million and $4.9 million, respectively. During the three and nine month period ended September 30, 2018, total lease cost under ASC 840 was $1.6 million and $4.9 million, respectively.

The following table sets forth the Company’s lease cost components (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,200	$3,613
Amortization of finance lease assets	5	54
Interest on finance lease liabilities	1	9
Short-term lease cost	1	28
Variable lease cost	445	1,238
Sublease income	(18)	(24)
Total lease cost (1)	$1,634	$4,918

(1) Of the total lease cost of $1.6 million during the three months ended September 30, 2019, $0.8 million was included within selling, general and administrative expenses, $0.4 million was including within cost of sales, and $0.4 million was included in research and development expenses in the Condensed Consolidated Statement of Comprehensive Income/(Loss). Of the total lease cost of $4.9 million during the nine months ended September 30, 2019, $2.6 million is being reported in selling, general and administrative expenses, $1.2 million was included within cost of sales and $1.1 million was included in research and development expenses within the Condensed Consolidated Statement of Comprehensive Income/(Loss).

The following table sets forth the Company’s Supplemental cash flow information related to leases (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,491
Operating cash flows from finance leases	9
Financing cash flows from finance leases	344

Nine Months Ended September 30, 2019
Right-of-use assets, net obtained in exchange for new lease obligations:
Operating leases	24,764
Finance leases	$71

[42]

The following table sets forth the Company’s Supplemental balance sheet information related to leases (in thousands):

September 30, 2019
Right-of-use assets, net:
Operating leases, gross	$24,711
Accumulated amortization	1,695
Operating leases, net	$23,016
Finance leases (included in "Other non-current assets"), gross	70
Accumulated depreciation	15
Finance leases (included in "Other non-current assets"), net	$55
Total Right-of-use assets, net	$23,071

Lease liabilities:
Current portion of Operating lease liability	$2,334
Long-term Operating lease liability	22,562
Total Operating lease liability	$24,896
Current portion of Finance lease (included in "Accrued expenses and other liabilities") liability	$19
Long-term Finance lease (included in "Pension obligations and other liabilities") liability	38
Total Finance lease liability	$57
Total Lease liabilities	$24,953

The following table sets forth the Company’s Weighted-average lease terms and discount rates (lease term in years):

September 30, 2019
Weighted-average remaining lease terms:
Operating leases	8.48
Finance leases	2.83

Weighted-average discount rates:
Operating leases	9.95%
Finance leases	5.50%

The following table sets forth the Company’s scheduled maturities of lease liabilities as of September 30, 2019 (in thousands):

Year ending December 31,	Operating leases	Finance leases
2019 (last three months of 2019)	$1,210	$6
2020	4,592	22
2021	4,771	22
2022	4,517	13
2023	3,860	—
2024 and thereafter	18,901	—
Total lease payments (1)	$37,851	$63
Less: Imputed interest	$12,955	$6
Total lease liabilities	$24,896	$57

(1) Under ASC 842, the Company is required to take into consideration contractual lease renewal options that are reasonably assured to be exercised when determining the lease liability.  As of September 30, 2019, the Company has approximately $11.4 million of reasonably assured renewal option payments included in the total lease payments.

[43]

The following table sets forth the Company’s schedule of future minimum rental payments for operating leases under ASC 840 as of December 31, 2018 (in thousands):

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
The following table sets forth the components of net periodic cost for our pension plan:

Components of net periodic benefit cost	($ in thousands)		($ in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$638	$718	$1,900	$1,624
Interest cost	62	66	183	149
Expected return on plan assets	(177)	(244)	(526)	(552)
Amortization of:
Prior service (benefit)	(5)	(6)	$(14)	(14)
Net actuarial loss	49	—	$146	—
Participant contributions	(196)	(217)	$(584)	(491)
Net periodic benefit cost	$371	$317	$1,105	$716

The Company contributed approximately $1.2 million for the nine month period ended September 30, 2019, and expects to contribute a total of approximately $1.7 million to the pension plan in 2019.
Akorn's 401(k) Program
All U.S. full-time Akorn employees are eligible to participate in the Company’s 401(k) plan, the Smart Choice! Akorn Inc. 401(k) Retirement Plan. The Company matches employee contributions to 50% of the first 6% of an employee's eligible compensation.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service. During the three month periods ended September 30, 2019 and 2018, plan-related expenses totaled approximately $0.6 million and $0.6 million, respectively. During the nine month periods ended September 30, 2019 and 2018,

[44]

plan-related expenses totaled approximately $2.1 million and $2.0 million, respectively. The Company's matching contribution is funded on a current basis.

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

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” "will," “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to:  (i) the risk that the Term Loans are not refinanced or otherwise addressed and a Comprehensive Amendment is not entered into pursuant to the terms of the Standstill Agreement, (ii) the risk that the holders of a significant number of shares may opt out of and elect not to participate in or be bound by the proposed Securities Class Action Litigation settlement, (iii) the risk that a definitive settlement agreement in the Securities Class Action Litigation may not obtain the necessary approval by the court or may be terminated in accordance with its terms, (iv) the risk that insurance proceeds, common shares or other consideration contemplated to be exchanged pursuant to the proposed Securities Class Action Litigation settlement is not available at the appropriate time and (v) the other risks and uncertainties outlined in the risk factors detailed in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 1, 2019, our Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2019, our Quarterly Report on Form 10-Q as filed with the SEC on August 1, 2019 and in part II Item 1A herein.

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

[45]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income/(Loss) and our segment reporting information for the three and nine month periods ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$155,568	88.3%	$148,469	89.6%	$461,962	88.8%	$484,933	89.7%
Consumer Health	20,676	11.7%	17,156	10.4%	58,210	11.2%	55,699	10.3%
Total revenues, net	176,244	100.0%	165,625	100.0%	520,172	100.0%	540,632	100.0%
Gross profit:
Prescription Pharmaceuticals	62,133	39.9%	50,231	33.8%	167,361	36.2%	197,025	40.6%
Consumer Health	9,269	44.8%	7,031	41.0%	25,538	43.9%	23,744	42.6%
Total gross profit	71,402	40.5%	57,262	34.6%	192,899	37.1%	220,769	40.8%
Operating expenses:
Selling, general and administrative expenses	55,550	31.5%	63,197	38.2%	189,090	36.4%	209,949	38.8%
Research and development expenses	9,334	5.3%	12,439	7.5%	27,543	5.3%	36,454	6.7%
Amortization of intangibles	9,375	5.3%	13,613	8.2%	30,390	5.8%	39,985	7.4%
Impairment of intangible assets	—	—%	29,649	17.9%	10,748	2.1%	112,998	20.9%
Impairment of goodwill	—	—%	—	—%	15,955	3.1%	—	—%
Litigation rulings, settlements and contingencies	(11,625)	(6.6)%	14,344	8.7%	63,254	12.2%	13,944	2.6%
Operating income/(loss)	$8,768	5.0%	$(75,980)	(45.9)%	$(144,081)	(27.7)%	$(192,561)	(35.6)%
Non-operating expenses:
Amortization of deferred financing costs	(8,581)	(4.9)%	(1,304)	(0.8)%	(15,540)	(3.0)%	(3,912)	(0.7)%
Interest expense, net	(18,982)	(10.8)%	(11,691)	(7.1)%	(50,650)	(9.7)%	(32,331)	(6.0)%
Other non-operating income/(expense), net	208	0.1%	436	0.3%	806	0.2%	(18)	—%
Total non-operating expenses	(27,355)	(15.5)%	(12,559)	(7.6)%	(65,384)	(12.6)%	(36,261)	(6.7)%
(Loss) before income taxes	(18,587)	(10.5)%	(88,539)	(53.5)%	(209,465)	(40.3)%	(228,822)	(42.3)%
Income tax (benefit)	(66,257)	(37.6)%	(18,399)	(11.1)%	(63,355)	(12.2)%	(41,951)	(7.8)%
Net income/(loss)	$47,670	27.0%	$(70,140)	(42.3)%	$(146,110)	(28.1)%	$(186,871)	(34.6)%

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Net revenue was $176.2 million for the three month period ended September 30, 2019, representing an increase of $10.6 million, or 6.4%, as compared to net revenue of $165.6 million for the three month period ended September 30, 2018. The increase in net revenue in the period was primarily due to increases of $11.0 million and $4.6 million in organic revenue and new products, respectively, partially offset by a decline in discontinued products revenue of $5.0 million. The $11.0 million

[46]

increase in organic revenue was due to approximately $37.0 million, or 23.4% of favorable price variance primarily due to price increases on certain exclusive products partially offset by $25.9 million, or 16.4% in volume decline. The volume decline was principally due to the effect of competition on a number of products, including Myorisan® and Fluticasone Rx as well as supply shortfalls from the continued production ramp-up at our Somerset manufacturing facility.

The Prescription Pharmaceuticals segment revenue of $155.6 million for the three month period ended September 30, 2019, represented an increase of $7.1 million, or 4.8%, compared to revenue of $148.5 million for the three month period ended September 30, 2018.

The Consumer Health segment revenue of $20.7 million for the three month period ended September 30, 2019, represented an increase of $3.5 million, or 20.5%, compared to revenue of $17.2 million for three month period ended September 30, 2018. The $3.5 million increase was driven mainly by increased revenue from TheraTears® for the two periods compared.

The net revenue for the three month period ended September 30, 2019, of $176.2 million was net of adjustments totaling $202.7 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended September 30, 2019, were $141.9 million, or 37.4% of gross sales, compared to $188.9 million, or 43.3% of gross sales for the three month period ended September 30, 2018.  The $47.0 million decrease in chargeback expense was due to volume declines as well as decreases in wholesale acquisition cost of certain products in the current period as compared to prior year. Rebates, administrative fees and other expenses for the three month period ended September 30, 2019, were $46.2 million, or 12.2% of gross sales, compared to $66.8 million, or 15.3% of gross sales for three month period ended September 30, 2018. The $20.6 million decrease in rebates, administrative fees and other expenses was primarily due to decreases in the rebate rate of certain products and lower failure to supply penalties.  Our product returns provision for the three month period ended September 30, 2019, was $5.9 million, or 1.6% of gross sales, compared to $4.8 million, or 1.1% of gross sales for the three month period ended September 30, 2018. Discounts and allowances were $7.3 million, or 1.9% of gross sales for the three month period ended September 30, 2019, compared to $8.5 million, or 1.9% of gross sales for the three month period ended September 30, 2018. Advertisement and promotion expenses were $1.4 million, or 0.4% of gross sales for the three month period ended September 30, 2019, compared to $2.1 million, or 0.5% of gross sales for the three month period ended September 30, 2018.

Consolidated gross profit for the quarter ended September 30, 2019, was $71.4 million, or 40.5% of net revenue, compared to $57.3 million, or 34.6% of net revenue, in the corresponding prior year quarter. The increase in the gross profit percentage was principally due to favorable price and product mix and timing of costs associated with FDA compliance related improvement activities.

Total operating expenses were $62.6 million in the three month period ended September 30, 2019, a decrease of $70.6 million, or 53.0%, from the prior year quarter amount of $133.2 million. The $70.6 million decrease was primarily driven by decreases of $29.6 million, $26.0 million and $7.6 million in impairment of intangibles, litigation rulings, settlements and contingencies and selling, general and administrative (“SG&A”), respectively. The following is a discussion of the main drivers of the decrease:

There were no impairments of intangible assets during the three month period ended September 30, 2019. Impairments of intangible assets were $29.6 million in the corresponding prior year quarter, and were primarily driven by IPR&D impairment expense of $20.6 million.

Litigation rulings, settlements and contingencies were a benefit of $11.6 million in the three month period ended September 30, 2019, a decrease of $26.0 million, from the comparative prior year period amount of $14.3 million. The primary drivers of the $26.0 million decrease were $12.0 million reduction to accrued legal fees and contingencies associated with the mark-to-market of the stock issuance portion of the settlement agreement with respect to the Securities Class Action Litigation recorded during the three month period ended September 30, 2019 and charges of $14.3 million related other legal matters in 2018 that did not repeat in the current period.

SG&A expenses were $55.6 million in the three month period ended September 30, 2019, a decrease of $7.6 million, or 12.1%, from the prior year quarter amount of $63.2 million. The primary driver of the $7.6 million decrease was reduced legal expenses related to the Delaware Action.

Non-operating expenses were $27.4 million in the three month period ended September 30, 2019, an increase of $14.8 million, or 117.8%, from the comparative prior year period amount of $12.6 million. The $14.8 million increase was primarily driven by $7.3 million increase in amortization of deferred financing cost related to the amortization of the Standstill Agreement fees and the remaining unamortized Term Loan fees and $7.3 million increase in interest expense related to higher

[47]

interest rates associated with the effects of the Standstill Agreement and other increases in the interest rates during the three month period ended September 30, 2019, compared to the same period in 2018.

For the three month period ended September 30, 2019, an income tax benefit of approximately $66.3 million was recorded on our net loss before income taxes of $18.6 million. In the prior year quarter ended September 30, 2018, our income tax benefit was $18.4 million. The reason for the overall tax benefit during the three month period ended September 30, 2019 was due to the release of a reserve for an uncertain tax position as a result of the IRS acceptance of a method change and a release of tax liability due to expiring federal and state statutes of limitation.

The Company reported a net income of $47.7 million for the three month period ended September 30, 2019, or 27.0% of net revenue, compared to net loss of $70.1 million for the three month period ended September 30, 2018, or 42.3% of net revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Net revenue was $520.2 million for the nine month period ended September 30, 2019, representing a decrease of $20.5 million, or 3.8%, as compared to net revenue of $540.6 million for the nine month period ended September 30, 2018. The decrease in net revenue in the period was primarily due to $16.4 million and $12.1 million decline in organic revenue and discontinued products, respectively, that were partially offset by $8.0 million increase in net revenue from new products. The $16.4 million decline in organic revenue was due to approximately $77.7 million, or 15.0% in volume declines partially offset by $61.3 million, or 11.8% of favorable price variance primarily due to price increases on certain exclusive products. The volume decline was principally due to the effect of competition on a number of products including Fluticasone Rx, Aminocaproic Tablets, Nembutal and Ephedrine as well as supply shortfalls from the continued production ramp-up at our Somerset manufacturing facility.

The Prescription Pharmaceuticals segment revenue of $462.0 million for the nine month period ended September 30, 2019, represented a decrease of $22.9 million, or 4.7%, compared to revenue of $484.9 million for the nine month period ended September 30, 2018.

The Consumer Health segment revenue of $58.2 million for the nine month period ended September 30, 2019 represented an increase of $2.5 million, or 4.5%, compared to revenue of $55.7 million for the nine month period ended September 30, 2018.

The net revenue for the nine month period ended September 30, 2019, of $520.2 million was net of adjustments totaling $783.6 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the nine month period ended September 30, 2019, were $540.1 million, or 41.4% of gross sales, compared to $635.3 million, or 43.4% of gross sales for the nine month period ended September 30, 2018.  The $95.2 million decrease in chargeback expense was primarily due to volume declines as well as decreases in wholesale acquisition cost of certain products compared to prior year. Rebates, administrative fees and other expenses for the nine month period ended September 30, 2019, were $188.4 million, or 14.5% of gross sales, compared to $234.2 million, or 16.0% of gross sales for the nine month period ended September 30, 2018. The $45.8 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines and decreases in the rebate rate of certain products. Our product returns provision for the nine month period ended September 30, 2019, was $23.3 million, or 1.8% of gross sales, compared to $18.1 million, or 1.2% of gross sales for the nine month period ended September 30, 2018. The increase in product returns for the nine month period ended September 30, 2019, as compared to the same period in 2018, was primarily due to the timing of returns processing. Discounts and allowances were $25.4 million, or 1.9% of gross sales for the nine month period ended September 30, 2019, compared to $28.7 million, or 2.0% of gross sales for the nine month period ended September 30, 2018. Advertisement and promotion expenses were $6.4 million, or 0.5% of gross sales for the nine month period ended September 30, 2019, compared to $8.2 million, or 0.6% of gross sales for the nine month period ended September 30, 2018.

Consolidated gross profit for the nine month period ended September 30, 2019, was $192.9 million, or 37.1% of net revenue, compared to $220.8 million, or 40.8% of net revenue, in the corresponding prior year period. The decline in the gross profit percentage was principally due to increased costs associated with FDA compliance related improvement activities and increased inventory loss that was partially offset by favorable price and product mix.

Total operating expenses were $337.0 million in the nine month period ended September 30, 2019, a decrease of $76.3 million, or 18.5%, from the comparative prior year period amount of $413.3 million. The $76.3 million decrease was primarily driven by the following offsetting items: decreases of $102.3 million, $20.8 million and $9.6 million in impairment of

[48]

intangibles, selling, general and administrative (“SG&A”) and amortization of intangibles, respectively and increases of $49.4 million and $16.0 million in Litigation rulings, settlements and contingencies and goodwill impairments. The following is a discussion of the main drivers of the decrease:

Impairments of intangible assets were $10.7 million in the nine month period ended September 30, 2019, a decrease of $102.3 million, or 90.5% over the prior year amount of $113.0 million. During the nine month period ended September 30, 2019, the Company recorded Intangible assets impairment expense of $10.7 million on two product licensing rights, compared to $12.9 million on ten product licensing rights and $100.1 million on sixteen IPR&D projects during the comparative prior year period.

SG&A expenses were $189.1 million in the nine month period ended September 30, 2019, a decrease of $20.8 million, or 9.9%, from the comparative prior year amount of $209.9 million. The primary drivers of the $20.8 million decrease were $28.9 million reduction in legal expenses related to the Delaware Action and Securities Class Action Litigation and $11.7 million reduction in expenses related to the data integrity assessment projects, which were partially offset by increases of $11.5 million and $10.1 million in refinancing advisory fees and India plant assets impairments, respectively.

Amortization of intangible assets were $30.4 million in the nine month period ended September 30, 2019, a decrease of $9.6 million, or 24.0% over the prior year amount of $40.0 million. The primary drivers of the $9.6 million decrease were mainly due to the impact of significant impairments in 2018.

Litigation rulings, settlements and contingencies were $63.3 million in the nine month period ended September 30, 2019, an increase of $49.4 million, from the comparative prior year period amount of $13.9 million. The primary driver of the $49.4 million increase was $62.0 million in shareholder litigation reserve during 2019 partially offset by charges of $14.3 million related other legal matters in 2018 that did not repeat in the current period.

Goodwill Impairments were $16.0 million in the nine month period ended September 30, 2019, as a result of the Company's decision to explore strategic alternatives to exit the India manufacturing facility.

Non-operating expenses were $65.4 million in the nine month period ended September 30, 2019, an increase of $29.1 million, or 80.3%, from the comparative prior year period amount of $36.3 million. The $29.1 million increase was primarily driven by $18.3 million increase in interest expense during the nine month period ended September 30, 2019, compared to the same period in 2018, due to higher interest rates associated with the Standstill Agreement and other increases in the interest rates, and $11.6 million increase in amortization of deferred financing cost related to the amortization of the Standstill Agreement fees and the remaining unamortized Term Loan fees during the nine month period ended September 30, 2019.

During the nine month period ended September 30, 2019, the Company recorded an income tax benefit of $63.4 million on (loss) before income taxes of $209.5 million, which principally relates to the release of a reserve for an uncertain tax position as a result of the IRS acceptance of a method change, including related penalties and interest and a release of tax liability due to expiring federal and state statutes of limitation. During the nine month period ended September 30, 2018, the Company recorded income tax benefit of $42.0 million on (loss) before income taxes of $228.8 million.

The Company reported a net loss of $146.1 million for the nine month period ended September 30, 2019, or 28.1% of net revenue, compared to net loss of $186.9 million for the nine month period ended September 30, 2018, or 34.6% of net revenue.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Our primary sources of liquidity have historically been cash generated from operations and borrowings under our Term Loans. Historically, our principal liquidity requirements have been to maintain and expand our business, pay principal and interest obligations on our Term Loans and other expenses, and for capital expenditures to upgrade, expand and improve our manufacturing facilities. More recently, our liquidity requirements also include expenses related to the Delaware Action, FDA compliance related enhancements, and the legal and financial advisory fees under the Standstill Agreement.

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

[49]

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

Cash and Cash Flows

As of September 30, 2019, we had cash and cash equivalents of $205.5 million, which was $19.4 million less than our cash and cash equivalents balance of $224.9 million as of December 31, 2018. This decrease in cash and cash equivalents was driven by net investing cash outflows of $23.6 million, and net financing cash outflows of $0.7 million partially offset by net operating cash inflows of $4.8 million. Our net working capital was $(482.0) million at September 30, 2019, compared to $413.0 million at December 31, 2018, a decrease of $895.0 million primarily as a result of the reclassification of $838.5 million of debt from long term to current as a result of the Standstill Agreement.

Operating Cash Flows

During the nine month period ended September 30, 2019, net cash provided by operating activities was $4.8 million.  This was primarily driven by improved net working capital excluding the non-cash effect of the reclassification of the term loans from long term to current liabilities.

During the nine month period ended September 30, 2018, net cash used in operating activities was $36.7 million.  This use of cash was driven by a significant increase in trade accounts receivable, costs related to the Delaware action and data integrity investigations & assessment.

Investing Cash Flows

We used approximately $23.6 million in investing activities during the nine month period ended September 30, 2019 to acquire property, plant and equipment.

We used approximately $51.1 million in investing activities during the nine month period ended September 30, 2018 to acquire property, plant and equipment.

Financing Cash Flows

Financing activities used $0.7 million in the nine month period ended September 30, 2019, consisting of $0.3 million for lease payments and $0.3 million for stock compensation withholdings for employee taxes related to vested RSUs.

Financing activities used $5.0 million in the nine month period ended September 30, 2018, consisting of $4.8 million used for consideration payable payments.

Liquidity Considerations

On May 6, 2019, the Company and certain Lenders entered into the Standstill Agreement. Pursuant to the terms of the Standstill Agreement, the Company must enter into a Comprehensive Amendment to the Term Loan Agreements that is satisfactory in form and substance to the Lenders. If the Company does not enter into a Comprehensive Amendment by December 13, 2019 or refinance or otherwise address the outstanding Term Loans, an event of default will occur under the Term Loan Agreements which, if not waived, could materially affect the Company’s business, financial position and results of operations. If an event of default occurs and the Lenders accelerate the obligations under the Term Loan Agreements, the Company may not be able to repay the obligations that become immediately due and it could have a material negative impact on the Company’s liquidity and business. The Standstill Agreement also requires us to pay certain fees and expenses and provides for an increased interest rate. Refer to Item 1, Note 8 - "Financing Arrangements" for further detail of debt obligations as of and for the quarter ended September 30, 2019, and for a description of the terms of the Standstill Agreement.

[50]

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

[51]

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the three month period ended September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2019, that the Company’s disclosure controls and procedures were effective at a reasonable assurance level for the purpose of ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In prior filings, we identified and reported a material weakness in the Company’s internal control over financial reporting related to our internal controls over the accounting for Stock Award Modifications, which are non-routine in nature. As we reported in our 2019 Form 10-Q as filed on August 2, 2019, we have completed our remediation plan and testing procedures, and we have also designed and implemented the appropriate controls to fully remediate the material weakness. Therefore, all remedial actions as described fully in our 2018 Form 10-K, as filed on March 1, 2019, including the efforts to test the necessary control activities we identified, are fully completed.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the three month period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

[52]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Part I - Item 1, Note 12 - "Commitments and Contingencies" of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

Other than the risk factors described in our Form 10-Q as filed with the SEC on May 9, 2019, our Form 10-Q as filed with the SEC on August 2, 2019 and set forth below, there have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2018:

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

[53]

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

The settlement agreement with respect to the Securities Class Action Litigation provides that the D&O Proceeds Payment will come from D&O insurance proceeds only; accordingly, the D&O Proceeds Payment, if made, would not constitute "Specified Litigation Payments" under the Standstill Agreement.

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

[54]

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

John N. Kapoor, Ph.D., is a principal shareholder of the Company. As of September 30, 2019, Dr. Kapoor beneficially owned approximately 23% of our common stock. On July 19, 2019, Dr. Kapoor filed an amendment to his Schedule 13D with the SEC indicating that he relinquished voting and investment power over 26,038,551 shares of common stock by resigning his position as trustee of various trusts and as officer and director of certain companies and by granting a proxy that is irrevocable for three years. If such proxy is ultimately revoked, Dr. Kapoor would regain certain of the voting or investment power that he indicated he had previously relinquished. On May 2, 2019, a federal jury found Dr. Kapoor guilty of racketeering conspiracy. Due to the jury verdict finding Dr. Kapoor guilty, OIG-HHS’s permissive exclusion rules could lead to the exclusion of the Company from participation in U.S. government healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

John N. Kapoor’s, Ph.D., involvement with the Company through his stock ownership and his right to nominate up to three directors could have an adverse effect on the price of our common stock and have substantial influence over our business strategies and policies.

John N. Kapoor, Ph.D., is a principal shareholder of the Company. As of September 30, 2019, Dr. Kapoor beneficially owned approximately 23% of our common stock. On July 19, 2019, Dr. Kapoor filed an amendment to his Schedule 13D with the SEC indicating that he relinquished voting and investment power over 26,038,551 shares of common stock by resigning his position as trustee of various trusts and as officer and director of certain companies and by granting a proxy that is irrevocable for three years. If such proxy is ultimately revoked, Dr. Kapoor would regain certain of the voting or investment power that he indicated he had previously relinquished. On May 2, 2019, a federal jury found Dr. Kapoor guilty of racketeering conspiracy. As a result of the verdict and the permissive exclusion rules of the OIG-HHS with respect to participation in U.S. government healthcare programs, it is possible Dr. Kapoor will divest all or a part of his ownership in the

[55]

Company. Further, NASDAQ has the discretionary authority to deny continued listing to a company when an individual with a history of regulatory misconduct is associated with a company. As a result of the jury verdict finding Dr. Kapoor guilty, it is possible Dr. Kapoor would be required to divest all or a part of his ownership in the Company in order for the Company to continue to be listed on NASDAQ.

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

[56]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[57]

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

3.2	By-Laws of Akorn, Inc., as amended on April 24, 2017, incorporated by reference to Exhibit 3.1 to Akorn’s report on Form 10-Q filed by Akorn, Inc. on May 4, 2017.

3.3	Form T-3, Application for Qualification of Indenture Under the Trust Indenture Act of 1939, filed by Akorn on August 26, 2019.

10.1
Stipulation and Agreement of Settlement, dated as of August 9, 2019, in regards to the class action litigation captioned In re Akorn, Inc. Data Integrity Securities Litigation, filed as Exhibit 10.1 to the current report on Form 8-K, filed by the Company on August 12, 2019.

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

[58]

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: October 31, 2019

[59]