Form 10-K
period 2019-12-31
AKORN INC
filed 2020-02-26
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the fiscal year ended	December 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-32360
AKORN, INC.
(Exact name of registrant as specified in its charter)

Louisiana	72-0717400
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1925 W. Field Court, Suite 300, Lake Forest, Illinois 60045
(Address of principal executive offices and zip code)
(847) 279-6100
Registrant’s telephone number, including area code
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company			☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2019, was approximately $497.2 million based on the closing market price of $5.15 reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of February 18, 2020 was 126,246,012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our 2020 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “would,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms or other comparable terminology.  Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance.

These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements and may differ materially from those in the forward-looking statements as a result of various factors, including:

•	our ability to continue as a going concern;

•
our substantial level of indebtedness and related debt service obligations and restrictions, including those imposed by covenants in the Second Amendment to Standstill Agreement and Third Amendment to Credit Agreement (the “Second Amended Standstill Agreement”) to that certain Loan Agreement, dated as of April 17, 2014, among us and certain of our subsidiaries, the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent;

•	our ability to execute upon the sale process contemplated by the Second Amended Standstill Agreement;

•
volatility and recent declines in the price of our common stock, including the potential impact of any delisting of our stock from the NASDAQ Global Select Market if the price of our common stock continues to decline;

•
legal proceedings and governmental investigations, any of which may result in substantial losses, government enforcement actions, damage to our business and reputation and place a strain on our internal resources;

•	our ability to timely and efficiently develop, launch and market our products;

•	our reliance on third parties, including suppliers, manufacturers and wholesalers;

•	our ability to attract and retain key personnel;

•	significant disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on our business;

•	ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration and the results thereof;

•	increased competition;

•	our failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions; and

•	our ability to protect our patents and proprietary rights and to defend against claims of third parties that we infringe their proprietary rights.

For more detailed information on the risks and uncertainties associated with our business activities, see Item 1A. - “Risk Factors”. You should not place undue reliance on any forward-looking statements. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business

Akorn, Inc., together with its wholly-owned subsidiaries (“Akorn,” the “Company,” “we,” “our” or “us”) is a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals, branded as well as private-label over-the-counter (“OTC”) consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products in alternative dosage forms. We focus on difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

Akorn, Inc. is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We have pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois and Cranbury, New Jersey. We maintain other corporate offices in Ann Arbor, Michigan and New Delhi, India.

During the years ended December 31, 2019, 2018 and 2017, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Note 12 - “Segment Information”.

Recent Developments

On May 6, 2019, the Company and an ad hoc group of Lenders (the “Ad Hoc Group”) and certain other Lenders (together with the Ad Hoc Group, the “Standstill Lenders”) entered into the Original Standstill Agreement to the Company’s Term Loan Agreement, among the Company and certain of its subsidiaries (collectively, the “Loan Parties”), the Lenders and the Administrative Agent. Pursuant to the terms of the Original Standstill Agreement, the Company was required to enter into a Comprehensive Amendment. If the Company did not enter into the Comprehensive Amendment by December 13, 2019 or refinance or otherwise address the outstanding loans, an event of default would occur under the Term Loan Agreement. On December 15, 2019, the Loan Parties entered into a First Amendment to Standstill Agreement and Second Amendment to Credit Agreement with certain Standstill Lenders, pursuant to which the maximum duration of the “Standstill Period” was extended from December 13, 2019 to February 7, 2020.

On February 12, 2020, the Loan Parties entered into the Comprehensive Amendment in the form of the Second Amended Standstill Agreement with certain Standstill Lenders. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of (i) a default under the loan agreement, or (ii) a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement. Among other things, the Second Amended Standstill Agreement also (i) provides that, during the extended Standstill Period, neither the Administrative Agent nor the Lenders may exercise their default-related rights and remedies with respect to specified events of default under the Term Loan Agreement, and (ii) provides that we will market and conduct a sale process for substantially all of the Company’s assets in accordance with certain milestones (the “Sale Process”). The Sale Process may be consummated out-of-court to the extent permitted by the Lenders or on an in-court basis, potentially through the filing of Chapter 11 cases under the U.S. Bankruptcy Code.

See Note 21 - “Subsequent Events”, Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” - “There is no assurance that we will be able to comply with the covenants in the Second Amended Standstill Agreement and Term Loan Agreement or successfully execute the Sale Process contemplated thereby, creating substantial doubt about our ability to continue as a going concern. ” and - “Our limited liquidity could materially and adversely affect our business operations.” for more information on the Second Amended Standstill Agreement, the Sale Process, and the risks related thereto. Refer to Note 2 - “Summary of Significant Accounting Policies” for further discussion of the Company’s ability to continue as a going concern and Note 7 - “Financing Arrangements” for further detail of our debt obligations as of and for the year ended December 31, 2019.

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX. Our principal corporate office is located at 1925 West Field Court Suite 300, Lake Forest, Illinois 60045, and our telephone number is (847) 279-6100.

Our Strategy

Our strategy is focused on the development and marketing of specialized generic and branded pharmaceuticals, OTC drug products and animal health products. We endeavor to maximize shareholder value by quickly adapting to market conditions, patient demands and customer needs.

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

Additionally, where possible we have historically sought to grow our business through strategic mergers, acquisitions, business development and licensing activities that provide the ability to move into new product areas or to expand our reach in existing product areas. In previous years, the Company completed numerous mergers, acquisitions and product acquisitions that resulted in significant growth.

Our Competitive Strengths

In order to successfully execute our strategy, we must continue to capitalize on our core strengths:

Research and development expertise in alternative dosage forms.  Our R&D efforts are primarily focused on the development of generic products that are in dosage forms other than oral solid dose. We consider dosage forms outside of oral solid dose to be “alternative dosage forms”. These products typically have fewer competitors in mature markets, are more difficult to develop and manufacture and can carry higher profitability over time than oral solid dose products.  The alternative dosage form products that we focus on are primarily those that we can manufacture, namely: ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

Alternative dosage form manufacturing expertise. Our manufacturing network specializes in alternative dosage form products. Four of our five manufacturing facilities are U.S. Food and Drug Administration (“FDA”) approved, including:

•Decatur, Illinois facility, which specializes in sterile products, primarily injectables;
•Somerset, New Jersey facility, which specializes primarily in sterile ophthalmic products;

•	Amityville, New York facility, which specializes in topical creams, gels and ointments, oral liquids, otic liquids, nasal sprays, sterile ophthalmic products and unit dose oral liquid products; and
•Hettlingen, Switzerland facility, which specializes primarily in sterile ophthalmic products.

Our Paonta Sahib, Himachal Pradesh, India manufacturing facility is not FDA approved. The Paonta Sahib facility is a sterile injectable facility with separate areas dedicated to general injectable products, carbapenem injectable products, cephalosporin injectable products and hormonal injectable products. The Company continues to explore strategic alternatives for exiting our Paonta Sahib, Himachal Pradesh, India manufacturing facility.

Established portfolio of generic, branded, OTC and animal health products.  We market a diverse portfolio of generic prescription pharmaceutical products, branded prescription pharmaceutical products, OTC brands, various private-label OTC pharmaceutical products and a number of prescription animal health products. For our human prescription products, our diverse portfolio of alternative dosage form products allows us to provide a single source of these products for our customers. Our OTC and animal health portfolios are largely complementary to our human prescription products, allowing us to leverage our manufacturing and marketing expertise.

 Targeted sales and marketing infrastructure.  We maintain a targeted sales and marketing infrastructure to promote our branded, generic, OTC and animal health products, primarily in the United States. We leverage our sales and marketing infrastructure to not only promote our branded portfolio, but also to sell our multisource generic products directly into physician offices, hospital systems and group purchasing organizations.

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

OTC products.  Our Akorn Consumer Health division (“ACH”) markets a portfolio of OTC brands and various formulations of private-label OTC pharmaceutical products. Our flagship OTC brand is TheraTears® Therapy for Your Eyes®, which is a family of therapeutic eye care products including dry eye therapy lubricating eye drops, antimicrobial eyelid cleanser and eye nutrition supplements. We also market several specialty OTC products including, Zostrix®, MagOx®, Maginex®, Multi-betic® and Diabetic Tussin®.

Specialized Animal Health Products.  We market a portfolio of branded and generic, companion animal prescription pharmaceutical products under the Akorn Animal Health label. Our major animal health products include Anased® and VetaKet®, veterinary sedatives; Tolazine® and Yobine®, sedative reversing agents; and Butorphic®, a pain reliever.

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

In addition to our internal development work, we strategically partner with drug development and contract manufacturing companies (“CMOs”) throughout the world for the development of drug products that we believe will complement our existing product offerings, but for which we may lack the expertise to develop, or the capability, capacity or cost-efficiencies to manufacture.  We may owe payments to these partners from time to time based on their achievement of certain milestones, such as filing and launch of the subject development product.  Our development partners may receive milestone payments or royalties from the sales of the product.

R&D costs are expensed as incurred. Such costs amounted to $37.5 million, $47.3 million and $45.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. This includes internal and external R&D expenses and milestone fees paid to our strategic partners.

During the year ended December 31, 2019, we submitted one new Abbreviated New Drug Application (“ANDA”) filing to the FDA. During the year ended December 31, 2018, we submitted two ANDA filings, and during the year ended December 31, 2017, we submitted five ANDA filings to the FDA.

Akorn and its partners received five ANDA product approvals from the FDA in the year ended December 31, 2019; eight ANDA approvals during the year ended December 31, 2018 and twenty-six ANDA approvals and one New Drug Application (“NDA”) approval during the year ended December 31, 2017.

As of December 31, 2019, we had 34 ANDA filings under FDA review. We plan to continue to regularly submit additional filings based on perceived market opportunities, as well as review existing filings for commercial viability.

See “Government Regulation” and Item 1A. - “Risk Factors” — “Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products.”

Strategic Mergers and Acquisitions

We have historically sought to expand, and we may seek to expand in the future, through the acquisition of products and companies in areas that we believe offer attractive opportunities for growth. Below is a summary of recent merger and acquisition activity. See Item 1A. - “Risk Factors” for a description of risks that accompany our business and acquisitions.

Terminated Merger Agreement. On April 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fresenius Kabi AG, a German stock corporation (“Parent”), Quercus Acquisition, Inc., a Louisiana corporation and wholly-owned subsidiary of Parent (“Merger Sub”) and, solely for purposes of Article VIII thereof, Fresenius SE & Co. KGaA, a German partnership limited by shares, which Merger Agreement subsequently resulted in litigation and ultimate termination. For a more detailed description of the litigation, please see Note 19 - “Legal Proceedings.”

Akorn AG (formerly Excelvision AG).  To expand our ophthalmic manufacturing capacity and capabilities, our Luxembourg subsidiary, Akorn International S.à r.l., closed a share purchase agreement on January 2, 2015, with Fareva SA to acquire all of the issued and outstanding shares of capital stock of Excelvision AG, a Swiss company (“Excelvision AG”). Excelvision AG was a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products. On April 1, 2016, the name of Excelvision AG was changed to Akorn AG.

VersaPharm. On August 12, 2014, we completed the acquisition of VPI Holdings Corp. (“VPI”), the parent company of VersaPharm Incorporated, a Georgia corporation (“VersaPharm”) (the “VersaPharm Acquisition”). VersaPharm was a developer and marketer of multisource prescription pharmaceuticals. VersaPharm’s product portfolio, pipeline and development capabilities were complementary to the Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) acquisition, described below, through which we acquired manufacturing capabilities needed for several of VersaPharm’s marketed and pipeline products.

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

Business Development and Licensing

Supplemental to our strategic mergers and acquisitions strategy, we have also sought to enhance our generic and branded product lines through the acquisition or licensing of on-market or in-development products that expand or complement our current branded and generic product portfolio. Below is a summary of product acquisition and licensing transactions that we made from 2013 to 2019.

Lloyd Products Acquisition.  To expand our animal health product portfolio, our wholly-owned subsidiary Akorn Animal Health, Inc. entered into a definitive product acquisition agreement on October 2, 2014, with Lloyd, Inc. to acquire certain rights and inventory related to a portfolio of animal health injectable products used in pain management and anesthesia.

Xopenex Product Acquisition.  To expand our prescription product portfolio of respiratory products, we entered into a definitive product acquisition agreement with Sunovion Pharmaceuticals Inc., on October 1, 2014, to acquire certain rights and inventory related to Xopenex® Inhalation Solution (levalbuterol hydrochloride).

Zioptan® Product Acquisition.  To expand our branded ophthalmology portfolio, we acquired the rights to the U.S. NDA for Zioptan®, a prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, Sharp and Dohme Corp. (“Merck”) on April 1, 2014.

Betimol Product Acquisition.  To expand our branded ophthalmology portfolio, we acquired the rights to the U.S. NDA for Betimol®, a prescription ophthalmic eye drop indicated for the reduction of eye pressure in glaucoma patients, from Santen Pharmaceutical Co., Ltd., (“Santen”) on January 2, 2014.

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

•	Cosopt® PF — a preservative free version of Cosopt®, supplied in sterile, single-use containers.

This acquisition expanded our line of prescription ophthalmic products to include additional branded products. The acquisition included our acquisition of a Merck subsidiary corporation, Inspire Pharmaceuticals, Inc. (“Inspire”), which was and continues to be the holder of the product rights to AzaSite®.

Our Segments

The Company has identified two reportable segments. These segments are the Prescription Pharmaceuticals Segment and the Consumer Health Segment.

Prescription Pharmaceuticals Segment.  Our Prescription Pharmaceuticals segment primarily consists of generic and branded prescription pharmaceuticals in a variety of dosage forms, including sterile ophthalmics, injectables and inhalants and non-sterile oral liquids, topicals, nasal sprays and otics. We also market a number of pain management drugs, including drugs subject to the Controlled Substances Act. The segment represented 88.5% of our net revenue in 2019. See Note 12 - “Segment Information” for further detail on the Prescription Pharmaceuticals segment.

While the majority of sales within the Prescription Pharmaceuticals segment are derived from generic products, Akorn markets a line of branded ophthalmic and respiratory products including brands such as Akten®, a topical ocular anesthetic gel, AzaSite®, an antibiotic used to treat bacterial conjunctivitis, Cosopt®, Cosopt® PF, Betimol® and Zioptan®, which are used in the treatment of glaucoma, and Xopenex® Inhalation Solution, used in the treatment or prevention of bronchospasm.

Consumer Health Segment.  Our Consumer Health segment primarily consists of branded and private-label OTC products and animal health products dispensed by veterinary professionals. Our branded and private-label OTC products are primarily focused on ophthalmics including a leading dry eye treatment TheraTears® Therapy for Your Eyes®. We also market other OTC consumer health products including Mag-Ox®, a magnesium supplement, and the Diabetic Tussin® line of cough and cold products.  Our animal health portfolio is focused on products complementary to our human health prescription portfolio, leveraging our R&D and manufacturing capabilities for alternative dosage form products. Major products within our animal health portfolio include Anased® and VetaKet® veterinary sedatives; Tolazine® and Yobine®, sedative reversing agents; and Butorphic®, a pain reliever. See Note 12 - “Segment Information” for further detail on the Consumer Health segment.

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

•
Dehydrated Alcohol Injection. We began marketing Dehydrated Alcohol Injection, USP in 1997. Our Dehydrated Alcohol Injection is not an FDA approved product and in early 2020, we ceased distribution of this unapproved product.

•
Ephedrine Sulfate Injection. We originally began marketing Ephedrine Sulfate Injection, USP, 50 mg/mL in 1 mL single-dose ampules in 1997 as an unapproved product. In March 2017, we received FDA approval of our NDA for Ephedrine Sulfate Injection.

•	Lidocaine Hydrochloride Jelly, USP 2%. Lidocaine HCI 2% Jelly is a sterile, aqueous product that contains a local anesthetic agent and is administered topically.

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

•
Zioptan®. We acquired the rights to the U.S. NDA for Zioptan® (tafluprost ophthalmic solution) 0.0015%, a preservative-free prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, in April 2014.

Several of the products discussed above have generic equivalent competitors. In the year ended December 31, 2019, the Company estimates that none of its products represented 10% or more of total net revenue.

Sales and Marketing

We rely on our sales and marketing teams to help us maintain and, where possible, increase market share for our products.  Our sales organization is structured as follows:

(1)	field sales teams focused on branded ophthalmology products;

(2)	field sales teams focused on institutional markets;

(3)	inside sales team focused on customers in smaller markets; and

(4)	national accounts sales team focused on wholesalers, distributors, retail pharmacy chain and group purchasing organizations (“GPOs”).

Our field sales representatives promote ophthalmic products directly to glaucoma specialists, retinal surgeons and ophthalmologists, and other pharmaceutical products directly to hospitals in order to support contract compliance and pull-through against existing contracts. Our inside sales team augments our outside sales teams to sell products in markets where field sales would not be cost effective. Our national accounts sales team seeks to establish and maintain contracts with wholesalers, distributors, retail pharmacy chains and GPOs. As of the year ended December 31, 2019, we utilized a sales force of 70 field and inside sales representatives to promote our product portfolio. To support our sales efforts, we also have a customer service team and a marketing department focused on promoting and raising awareness about our product offerings.

Competition

Prescription Pharmaceuticals.  The sourcing, marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. We compete principally on the quality of our products and services, reliability of our supply, breadth of our portfolio, depth of our customer relationships and price. Many of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See Item 1A. - “Risk Factors” - “Sales of our products may be adversely affected by further increases in competition” for more information.

Generic Pharmaceuticals.  Companies that compete with our generic pharmaceuticals portfolio include Teva Pharmaceutical Industries Ltd. (“Teva”), Apotex Inc., Fresenius Kabi AG, Hikma Pharmaceuticals plc, Novartis International AG (through their Sandoz subsidiary), Alcon Inc., Perrigo Company plc, Pfizer Inc., Mylan N.V., Amneal Pharmaceuticals, Inc., Taro Pharmaceutical Industries Ltd. and Bausch Health Companies Inc., among others.

Branded Pharmaceuticals.  Companies that compete with our branded pharmaceuticals portfolio include Allergan plc, Alcon Inc., Pfizer Inc. and Bausch Health Companies Inc., among others. Additionally, potential generic entrants with equivalent products referencing our branded products present an additional competitive threat.

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

Seasonality

The majority of our products do not experience significant seasonality.  We do market certain prescription pharmaceutical and consumer health products for the treatment of allergies which typically generate consumer demand in the warmer months as well as cough and cold products which typically generate higher consumer demand in the colder months, but we do not believe these products materially impact our overall sales trends. Additionally, we market antidote products through our Prescription Pharmaceuticals segment, the sales of which are largely timed to the expiration of existing stock held by our customers.

Major Customers

For the years ended December 31, 2019, 2018 and 2017, a high percentage of our sales were to the three large wholesale drug distributors noted below.  These three wholesale drug distributors account for a significant portion of our gross sales, net revenue and accounts receivable in both of our segments. The three large wholesale drug distributors are:

•	AmerisourceBergen Corporation (“Amerisource”);

•	Cardinal Health, Inc. (“Cardinal”); and

•	McKesson Corporation (“McKesson”).

On a combined basis, these three wholesale drug distributors accounted for approximately 82.6% of our total gross sales and 60.3% of our net revenue in the year ended December 31, 2019, and 83.4% of our gross accounts receivable as of December 31, 2019. The difference between gross sales and net revenue is that gross sales is calculated before allowances for chargebacks, rebates, administrative fees and others, promotions and product returns (See Note 2 - “Summary of Significant Accounting Policies” for more information).

The table below presents the percentages of our total gross sales, net revenue and gross trade accounts receivable attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2019, 2018 and 2017, respectively:

	2019			2018			2017
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	20.8%	20.3%	22.0%	20.5%	20.9%	17.9%	23.6%	19.1%	26.3%
Cardinal	21.2%	16.9%	15.6%	20.7%	15.8%	19.3%	17.5%	17.9%	21.1%
McKesson	40.6%	23.1%	45.8%	41.8%	25.0%	48.3%	39.1%	26.5%	38.6%
Combined Total	82.6%	60.3%	83.4%	83.0%	61.7%	85.5%	80.2%	63.5%	86.0%
Other	17.4%	39.7%	16.6%	17.0%	38.3%	14.5%	19.8%	36.5%	14.0%
Combined Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

We consider our business relationships with Amerisource, Cardinal and McKesson to be in good standing and we currently have fee for services contracts with each of them; however, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A. - “Risk Factors” — “We depend on a small number of wholesalers to distribute our products, the loss of any of which could have a material adverse effect on our business” for more information.

Backorders

As of December 31, 2019, we had approximately $4.4 million of products on backorder as compared to approximately $28.2 million of backorders as of December 31, 2018 and $12.2 million as of December 31, 2017.

Foreign Sales

During the years ended December 31, 2019, 2018 and 2017, approximately $13.2 million, or 1.9% of net revenue, $16.4 million, or 2.4% of net revenue, and $25.5 million or 3.0% of net revenue, respectively, was related to sales to customers in foreign countries.

Our business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. We do not regard these risks as a deterrent to conducting our operations abroad or further expansion abroad; however, we closely review our methods of operations and seek to adopt strategies responsive to changing economic and political conditions.

Suppliers

We require raw materials and components to manufacture and package pharmaceutical products. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these materials are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in product applications, FDA approval of any new supplier would be required if such materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned. In addition, certain of the pharmaceutical products that we market are manufactured by third parties that serve as our only supplier of those products.  Any delays or failure of a contract manufacturing partner to supply finished goods timely or in adequate volume could impede our marketing of those products.

No supplier represented 10% or more of our purchases in the years ended December 31, 2019, 2018 or 2017.  See Item 1A. - “Risk Factors” - “Many of the raw materials and components used in our products come from a single source, the loss of any of which could have a material adverse effect on our business” and “A significant portion of our revenues are generated through the sale of products manufactured by third parties, the loss or failure of any of which may have a material adverse effect on our business, financial position and results of operations” for more information.

Manufacturing

We operate manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York and Hettlingen Switzerland. In addition, we own a manufacturing facility in Paonta Sahib, Himachal Pradesh, India that is not currently manufacturing any products for sale. See Item 2 - “Properties”, for more information. Through these manufacturing facilities we manufacture a diverse assortment of sterile and non-sterile pharmaceutical products including oral liquids, otics, nasal sprays, liquid injectables, lyophilized injectables, topical gels, creams and ointments; and ophthalmic solutions, suspensions and ointments for both of our reportable segments. By location, these include:

•	Somerset, New Jersey — sterile ophthalmic solutions and ointments and sterile topical gels;

•	Decatur, Illinois — sterile liquid and lyophilized injectables and sterile ophthalmic solutions;

•	Amityville, New York — sterile ophthalmic solutions and suspensions, otic solutions, and non-sterile nasal sprays, topical ointments and creams, oral liquids, and liquid unit dose cups;

•	Hettlingen, Switzerland — sterile ophthalmic solutions, suspensions, gels and ointments; and

•
Paonta Sahib, Himachal Pradesh, India — sterile liquid injectables including cephalosporins, carbapenems, hormones and general injectables. The Company continues to explore strategic alternatives for exiting our Paonta Sahib, Himachal Pradesh, India manufacturing facility.

Patents, Trademarks and Proprietary Property

We consider the protection of our patents, trademarks and proprietary rights important to maintaining and growing our business.  Through acquisitions, we also acquired rights to the trade names for the branded, prescription ophthalmic products AzaSite®, Betimol®, Cosopt® PF, and Zioptan®, respiratory product Xopenex®, as well as OTC products TheraTears®, Sterilid®, Mag-Ox®, Multi-betic® and Zostrix®. We are committed to maintaining and defending these trade names as they are important in supporting the success and growth of this business. In addition, we maintain and defend trademarks related to a number of internally-developed products, as well as others licensed from third parties.

We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate and advantageous to us.
We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ; however, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. For more information, see Item 1A. - “Risk Factors” - “Third parties may claim that we infringe their proprietary rights and may prevent or delay us from manufacturing and selling some of our new products” and “Our patents and proprietary rights may be challenged, circumvented or otherwise compromised by competitors, which may result in our protected products losing their market exclusivity and becoming subject to generic competition before their patents expire.”
Government Regulation

Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies, including the FDA, the Drug Enforcement Administration (“DEA”), the FTC and other federal, state and local agencies, as well as their international equivalents. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, recordkeeping, distribution, storage and advertising of our products, and disposal of waste products arising from such activities, are subject to regulation by the FDA, DEA, FTC, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency. Similar state and local agencies also have jurisdiction over these activities. Noncompliance with applicable United States and/or state or local regulatory requirements, or their international equivalents, can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, recommendations by the FDA against governmental contracts and criminal prosecution. In addition, we are subject to oversight from federal and state government benefit programs, healthcare fraud and abuse laws and international regulations in jurisdictions in which we manufacture or sell our pharmaceutical products.

FDA.  The Federal Food, Drug and Cosmetic Act (the “FDC Act”) and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products that we manufacture and market. The FDA inspects drug manufacturers and storage facilities to determine compliance with its current Good Manufacturing Practices (“cGMP”) regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve NDAs and ANDAs and criminal prosecution. Under the FDC Act, the federal government has extensive administrative and judicial enforcement authority over the activities of finished drug product manufacturers to ensure compliance with FDA regulations. This authority includes, but is not limited to, the authority to initiate judicial action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, to recall products, to seek civil and monetary penalties and to criminally prosecute violators. Other enforcement activities include refusal to approve product applications, withdrawal of previously approved applications or prohibition on marketing of certain unapproved products.

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

In 2018, our Decatur, Illinois and Somerset, New Jersey manufacturing facilities were inspected by the FDA and received Official Action Indicated status as an outcome of the inspections. We received warning letters in January and June of 2019 related to the 2018 inspections at our Decatur and Somerset facilities, respectively. The Company submitted comprehensive responses to the warning letters in 2019. Our Amityville, New York facility was inspected by the FDA in 2019 and received Voluntary Action Indicated status as an outcome of the inspections.

DEA.  We manufacture and distribute several controlled drug substances, the distribution and handling of which are regulated by the DEA, which imposes, among other things, certain licensing, security and record-keeping requirements, as well as quotas for the manufacture, purchase, storage and sale of controlled substances. Failure to comply with DEA regulations (and similar state and international regulations) can result in fines or seizure of product. There have not been any material fines, seizures or interruptions resulting from DEA inspections in any of the years ended December 31, 2019, 2018 and 2017.

We are subject to periodic inspections by the DEA in facilities where we manufacture, process or distribute controlled substances.  In 2019, the DEA inspected our Decatur, Illinois and Amityville, New York facilities with no observations.

See Item 1A. - “Risk Factors” - “Risks Related to Regulations” category for more information.

Government Benefit Programs.  We sell products that can be subject to the statutory and regulatory requirements for Medicaid, Medicare, TRICARE and other government healthcare programs. These regulations govern access and reimbursement levels, including that all pharmaceutical companies pay rebates to individual states based on a percentage of sales arising from Medicaid-reimbursed products. We are also subject to price ceilings for select products sold through the military TRICARE program. U.S. federal and state governments may continue to enact legislation and other measures aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. We cannot predict the nature of such potential future measures or the impact on our profitability. See Item 1A. - “Risk Factors” - “Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions,” for more information.

Anti-Corruption and Anti-Kickback Laws.  We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. In the United States, there are various federal and state anti-kickback laws that prohibit payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these anti-kickback laws can lead to civil and/or criminal penalties, including fines, imprisonment and exclusion from participation in government healthcare programs. The Company and its employees are subject to the US Foreign Corrupt Practices Act (“FCPA”), as well as other international anti-corruption laws. See Item 1A. - “Risk Factors” - “Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results,” for more information.

Privacy and Data Protection Laws.  We are subject to the Health Insurance Portability and Accountability Act (“HIPAA”) of 1996, as well as various state privacy and data protection laws. We also are subject to privacy laws in Switzerland, where one of our manufacturing facilities is located.

Other Health Care Laws. We are also subject to other healthcare laws, notably:

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

•
Federal Physician Payments Sunshine Act.  The Federal Physician Payments Sunshine Act mandates annual reporting of various types of payments to physicians and teaching hospitals. Under the regulations, applicable drug, biological, device, and medical supply manufacturers are required to report to CMS payments or other transfers of value made to healthcare professionals and teaching hospitals. Failure to comply with required reporting requirements could subject pharmaceutical manufacturers and others to substantial civil monetary penalties.

Government Contracts

We maintain distribution contracts with the U.S. Federal Government, including the U.S. Department of Veterans Affairs, among others. We are subject to federal regulations governing government contractors.

Employees

As of December 31, 2019, we had a total of 2,227 employees globally, based in the following locations:

United States of America	1,731
India	264
Switzerland	232
Total	2,227

We believe we have good relations with our employees. Our employees are not represented by collective bargaining agreements.

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

Information about our Executive Officers

The following table identifies our current executive officers, the positions they hold as of February 13, 2020, and the year in which they became an officer. Our officers are appointed by the Board to hold office until their successors are elected and qualified.

Name	Position	Age	Year Became Officer

Douglas S. Boothe	President and Chief Executive Officer (“CEO”)	56	2019
Duane A. Portwood	Executive Vice President and Chief Financial Officer (“CFO”)	53	2015
Joseph Bonaccorsi	Executive Vice President, General Counsel, and Secretary (“General Counsel”)	55	2009
Erislandy Dorado-Boladeres	Executive Vice President of Global Quality	57	2019
Randall E. Pollard	Senior Vice President, Finance, and Chief Accounting Officer (“CAO”)	48	2015
Jonathan Kafer	Executive Vice President and Chief Commercial Officer	56	2016
Christopher C. Young	Executive Vice President, Global Operations	48	2019

Douglas S. Boothe.  Mr. Boothe was named President and Chief Executive Officer of Akorn as of January 1, 2019. Prior to joining Akorn, from August 2016 to May 2018, Mr. Boothe most recently served as president of the generics division of publicly held Impax Laboratories, which developed, manufactured and marketed bioequivalent pharmaceuticals and was acquired by Amneal Pharmaceuticals LLC. From January 2013 to July 2016, Mr. Boothe was the executive vice president and general manager, pharmaceuticals of Perrigo Company Plc, with responsibility for the U.S. pharmaceuticals business, which included generics and specialty pharmaceutical products. He also served as the CEO of Actavis Inc., the U.S. manufacturing and marketing division of Actavis Group, 2008 to 2012 and as its executive vice president and chief operating officer from 2006 to 2008. Prior to joining Actavis, Mr. Boothe held senior positions at Alpharma Inc. and Pharmacia Corp. Following Mr. Boothe’s time at Impax Laboratories, he served as principal consultant for his own consulting company, Channel Advantage Consulting LLC. Mr. Boothe received his undergraduate degree from Princeton University and his MBA from the Wharton School of Business at the University of Pennsylvania.

Duane A. Portwood.  Mr. Portwood joined Akorn in October 2015 as the Executive Vice President and Chief Financial Officer. He previously worked for The Home Depot, Inc., where he was their Vice President & Corporate Controller since 2006. In that role, he was responsible for all of Home Depot’s accounting and financial reporting functions, as well as its financial operations and internal controls. Prior to Home Depot, Mr. Portwood served with the Wm. Wrigley Jr. Company from 1999 to 2006 in a number of accounting and finance leadership roles of increasing responsibility, most recently as Corporate Controller. Mr. Portwood began his career with Price Waterhouse LLP, where he held numerous leadership positions in their audit and transaction support practices. Mr. Portwood, previously a Certified Public Account, holds an M.B.A. with Honors from the University of Chicago Booth School of Business and a B.S. in Business Administration from the University of Montana.

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

Erislandy (“Dandy”) Dorado-Boladeres. Mr. Dorado, Executive Vice President of Global Quality, joined Akorn in March 2019. He previously worked for American Regent where he served as Vice President of Quality Affairs at American Regent, on the executive leadership team since September 2018. From August 2016 to March 2018, Mr. Dorado served as Senior Vice President of Global Commercial Quality and Third-Party Quality Operations at Teva, and from March 2015 to August 2016, as Vice President of International Quality Operations at Allergan (previously Actavis Pharmaceuticals). From October 2003 to March 2015, Mr. Dorado served in a variety of roles at Actavis Pharmaceuticals. Prior to his tenure at Actavis, Mr. Dorado held a number of technical operational roles in the pharmaceuticals industry, including at Baxter, Wyeth/Esi Lederlee, and Schering Plough Products. Mr. Dorado graduated with a B.S. in Chemistry from the University of Puerto Rico.

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

Jonathan Kafer. Mr. Kafer joined Akorn in April 2015 as Executive Vice President, Sales and Marketing and was promoted to Chief Commercial Officer effective in December 2018. Mr. Kafer joined Akorn from Allergan, Inc., where he was previously the Vice President, Account Management. At Allergan, Mr. Kafer was responsible for all trade activity within Allergan’s wholesale, retail specialty pharmacy, e-Solutions and managed market channels for all of Allergan’s business units. Prior to Allergan, Mr. Kafer was the Vice President of Sales and Marketing for Health Systems at Teva. Mr. Kafer has also served in various senior management roles at AAIPharma, Xanodyne Pharmaceuticals, HealthNexis and Novartis. Mr. Kafer holds a B.A. in Organizational Communications from The Ohio State University.

Christopher C. Young. Mr. Young was appointed Executive Vice President, Global Operations, in January 2019. Mr. Young brings twenty-five years of pharmaceutical experience to Akorn having most recently been the Executive Vice President of Global Operations for Alvogen, Inc. from April 2013 to February 2018. Prior to Alvogen, Mr. Young was Vice President of Operations in the United States and India for Actavis. Mr. Young received his undergraduate degree from Gettysburg College and his MBA from Rutgers University.

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

Risks Related to the Second Amended Standstill Agreement, Our Indebtedness and Liquidity.

There is no assurance that we will be able to comply with the covenants in the Second Amended Standstill Agreement and Term Loan Agreement or successfully execute the Sale Process contemplated thereby, creating substantial doubt about our ability to continue as a going concern.

On February 12, 2020, we entered into the Second Amended Standstill Agreement, which, among other things, provides that, during the extended Standstill Period, neither the Administrative Agent nor the Lenders may exercise their default-related rights and remedies with respect to specified events of default under the Term Loan Agreement. Pursuant to the Second Amended Standstill Agreement, the Company is obligated to progress with the Sale Process in accordance with the timeline and milestones specified therein. The Sale Process may be consummated out-of-court to the extent permitted by the Lenders or on in-court basis, potentially through the filing of Chapter 11 cases under the U.S. Bankruptcy Code.

Any failure to comply with the Second Amended Standstill Agreement could result in an event of default under the Term Loan Agreement. If an event of default under the Second Amended Standstill Agreement and Term Loan Agreement occurs, the Lenders may accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies. If the Lenders take this action, we may not be able to repay the obligations under the Term Loan Agreement. If the Company does not have sufficient funds on hand to pay its debt when due, it may be required to seek Chapter 11 protection, refinance the debt, incur additional debt, sell assets, sell additional securities, and/or consummate the Sale Process. There can be no assurance that the Company will be able to consummate any of these transactions on commercially reasonable terms or at all. The failure to repay or refinance the obligations under the Term Loan Agreement when due and the uncertainties relating to the Company’s outstanding litigation may have a material adverse impact on the Company’s business, financial condition and results of operations.
As described in the audited Consolidated Financial Statements and Notes thereto and elsewhere in this Annual Report on Form 10-K, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance of the financial statements. Specifically, the Company evaluated the impact of entering into the Second Amended Standstill Agreement on its ability to continue as a going concern. The continuation of our business is dependent upon our ability to comply with the terms and conditions under the Second Amended Standstill Agreement and the Term Loan Agreement, including successfully conducting the Sale Process. This, together with the Company's recurring losses from operations and net capital deficiency, creates substantial doubt about the Company’s ability to continue as a going concern as such compliance depends, in part, on the Company’s ability to obtain the cooperation of outside parties, which is not within the Company’s control. Failure to successfully navigate the Sale Process will create substantial doubt about the Company’s ability to continue as a going concern.
See Note 21 - “Subsequent Events”, and Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information on the Second Amended Standstill Agreement, and the Sale Process, and the risks related thereto. Refer to Note 2 - “Summary of Significant Accounting Policies” for further discussion of the Company’s ability to continue as a going concern and Note 7 - “Financing Arrangements” for further detail of our debt obligations as of and for the year ended December 31, 2019.
Our limited liquidity could materially and adversely affect our business operations.

We require certain capital resources in order to operate our business and our limited liquidity could materially and adversely affect our business operations. For the year ended and as of December 31, 2019, we had a net loss of $226.8 million and negative net working capital of $505.5 million.  We also have remaining principal balance of $852.0 million under the Term Loan Agreement, collectively the “Term Loans”. If an event of default occurs and the Lenders accelerate the obligations under the Term Loan Agreement, the Company may not be able to repay the obligations that become immediately due and it could have a material negative impact on the Company’s liquidity and business. If the Company does not have sufficient funds on hand to pay its debt when due, it may be required to, among other things, seek Chapter 11 protection.

Without sufficient additional capital funding, we may be required to delay, scale back or abandon some or all of our capital projects, product development, manufacturing, acquisition, licensing and marketing initiatives, or operations.
See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Condition and Liquidity” for more information on our liquidity, the Second Amended Standstill Agreement and the Sale Process. Refer to Note 7 - “Financing Arrangements” in our audited Consolidated Financial Statements for further detail of our debt obligations as of and for the year ended December 31, 2019.
We may seek the protection of the United States Bankruptcy Court (the “Bankruptcy Court”), which may harm our business, adversely affect our ability to retain key personnel, and result in a loss of value for our stockholders.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure and, pursuant to the Second Amended Standstill Agreement, we are obligated to conduct a Sale Process of substantially all of our assets in accordance with certain milestones. The Sale Process may be consummated out-of-court to the extent permitted by the Lenders or on in-court basis, potentially through the filing of Chapter 11 cases under the U.S. Bankruptcy Code. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the process related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A lengthy Chapter 11 proceeding would also involve significant additional professional fees and expenses, and create significant liquidity needs for our business. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary for the success and growth of our business. In addition, while we are in a Chapter 11 proceeding, our customers may lose confidence in our businesses and may seek to establish alternative commercial relationships, particularly if the process is prolonged.
Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, if we seek relief under Chapter 11, our shares of existing common stock might lose value or be impaired, with no or limited recovery for holders of our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks.
Our suppliers, manufacturers and other business partners’ unwillingness to do business with us or to provide acceptable payment terms could negatively impact our liquidity or reduce the availability of products or services we seek to procure.
We have ongoing discussions concerning our liquidity and financial position with our third-party suppliers, manufacturers and other business partners. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. As of the date of this Annual Report on Form 10-K, we have not experienced any significant disruption in our access to materials or services due to such third parties requiring or conditioning manufacture and supply of goods or services on new payment terms or other assurances. However, there can be no assurance that there will not be a future disruption, and such circumstances could have a negative effect on our business, financial condition and results of operations.
Our indebtedness reduces our financial and operating flexibility.
We have entered into various credit arrangements to fund certain of our operations and activities, principally acquisitions. As of December 31, 2019, our debt includes the Term Loans, with a remaining principal balance of $852.0 million. (See Note 7 - “Financing Arrangements” for definitions and descriptions of our Term Loans and our credit facilities). A high level of indebtedness subjects us to a number of risks. In particular, a significant portion of our current indebtedness has variable interest terms meaning we are subject to the risks associated with higher interest rates, and moreover, a high level of indebtedness may impair our ability to obtain additional financing in the future and increases the risk that we may default on our debt obligations. In addition, our current debt arrangements require that we devote a significant portion of our cash flows to service amounts outstanding under those debt arrangements. Our ability to meet our debt obligations, to comply with all required covenants, and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control.

Risks Related to the Termination of the Merger Agreement and the Delaware Opinion.

There are material uncertainties and risks associated with damage claims from the Fresenius parties' and Akorn's shareholders as a result of the termination of the Merger Agreement.

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

We manufacture drug products at three domestic and one international manufacturing facilities, and we have contracted with a number of third parties to provide other manufacturing, finishing, and packaging services. We face a substantial risk to our business when any one or more of these facilities is shut down or unable to operate at full capacity as a result of business interruptions, governmental or regulatory actions, or natural or man-made catastrophic events.  For example, we suspended manufacturing at our facility in Somerset, New Jersey during the latter part of 2018 to facilitate the acceleration of the move to our newly constructed laboratory; personnel and equipment requalification and training; and other various cGMP enhancements. This short-term disruption impaired our ability to produce and ship drug products to the market on a timely basis, which resulted in failure to supply penalties, late fees and other adverse impacts on our business.

A significant portion of our revenues are generated through the sale of products manufactured by third parties, the loss or failure of any of which may have a material adverse effect on our business, financial position and results of operations.

Certain of the pharmaceutical products that we market, representing a significant portion of our net revenue, are manufactured by third parties that serve as our only supplier of those products. Any delays or failure of a contract manufacturing partner to supply finished goods timely or in adequate volume could impede our marketing of those products. We expect this risk to become more significant as we receive approvals for new products to be manufactured through our strategic partnerships and to the extent we seek additional growth opportunities beyond the capacity and capabilities of our current manufacturing facilities.  If we are unable to obtain or retain third-party manufacturers for these products on commercially acceptable terms, we may not be able to distribute such products as planned.  Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on a small number of wholesalers to distribute our products, the loss of any of which could have a material adverse effect on our business.

A small number of large wholesale drug distributors account for a significant portion of our gross sales, net revenue and accounts receivable. The following three wholesalers — Amerisource, Cardinal and McKesson — accounted for approximately 82.6% of total gross sales and 60.3% of total net revenue in 2019 and constituted 83.4% of gross trade receivables as of December 31, 2019. In addition to acting as distributors of our products, these three companies also distribute a broad range of healthcare products on behalf of many other companies. The loss of our relationship with one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for our hospital, retail and other customers, could have a material adverse impact on our revenue and results of operations.  A change in purchasing patterns or inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these wholesale drug distributors also could have a material adverse impact on our revenue, results of operations and cash flows.

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

Our performance depends, to a large extent, on the continued service of our key personnel, including in R&D and regulatory compliance functions, other technical employees, managers and sales personnel and our ability to continue to attract and retain such personnel. Competition for such personnel is intense, particularly for highly motivated and experienced R&D and other technical personnel, including those involved in ensuring regulatory compliance for pharmaceuticals and controlled substances. We face competition from companies with greater financial resources for such personnel. Additionally, given our current financial position, attracting and retaining highly skilled personnel may become more difficult and may adversely affected our business operations.

We are involved in legal proceedings and governmental investigations from time to time, any of which may result in substantial losses, government enforcement actions, damage to our business and reputation and place a strain on our internal resources.

In the ordinary course of our business, we become involved in legal proceedings, as a party or non-party witness, with both private parties and certain government agencies, including the FDA, DEA and SEC. For example, in 2018, several shareholders filed lawsuits and shareholder demands asserting that Akorn and its directors and officers violated Louisiana fiduciary duty law and federal securities laws. Other such matters include receiving and responding to inquiries and subpoenas from the U.S. Department of Justice - Antitrust Division, and U.S. Department of Justice - Civil Division relating to industry drug pricing practices; being named defendants in a multidistrict litigation matter in the Eastern District of Pennsylvania relating to alleged price fixing by generic pharmaceutical manufacturers; and DEA subpoenas. We incur substantial time and expense participating in these types of lawsuits and investigations, which also divert management’s attention from ongoing business concerns and normal operations. In addition, these matters and any other substantial litigation may result in verdicts against us or government enforcement actions, which may include significant monetary awards, judgments invalidating certain of our intellectual property rights and preventing the manufacture, marketing and sale of our products. When such disputes are resolved unfavorably, our business, financial condition and results of operations are adversely affected. Any litigation, whether or not successful, may also damage our reputation. See Note 19 - “Legal Proceedings”.

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

As of December 31, 2019, we had $267.9 million and $215.8 million of Goodwill and Intangible assets, net, respectively, on our consolidated balance sheet. During the first quarter of 2019, as a result of the Company’s decision to explore strategic alternatives to exit the India manufacturing facility, the Company performed impairment testing and recorded goodwill impairment of $16.0 million. During 2019 and 2018, we recorded impairments of Intangible assets of $29.5 million and $231.1 million, respectively.

Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. Given the continued substantial decline in the Company’s share price and the fact that the aforementioned uncertainties may not be resolved satisfactorily in the near-term, there can be no assurance that our estimates and assumptions used in the evaluation of goodwill and identified intangible assets for impairment, as of December 31, 2019, will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2020 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

John N. Kapoor, Ph.D., has been a principal shareholder of the Company. On July 19, 2019, Dr. Kapoor filed an amendment to his Schedule 13D with the SEC indicating that he relinquished voting and investment power over 18,640,445 shares of common stock by resigning his position as trustee of various trusts and as officer and director of certain companies and by granting a proxy that is irrevocable for three years. If such proxy is ultimately revoked, Dr. Kapoor would regain certain of the voting or investment power that he indicated he had previously relinquished. On May 2, 2019, a federal jury found Dr. Kapoor guilty of racketeering conspiracy. Due to the jury verdict finding Dr. Kapoor guilty, OIG-HHS’s permissive exclusion rules could lead to the exclusion of the Company from participation in U.S. government healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations. Further, NASDAQ has the discretionary authority to deny continued listing to a company when an individual with a history of regulatory misconduct is associated with a company. As a result of the jury verdict finding Dr. Kapoor guilty, it is possible Dr. Kapoor would be required to divest all or a part of his ownership in the Company in order for the Company to continue to be listed on NASDAQ.

John N. Kapoor’s and Rao Akella's involvement with the Company through their beneficial stock ownership and rights to nominate up to three directors could have an adverse effect on the price of our common stock and have substantial influence over our business strategies and policies.

John N. Kapoor, Ph.D., has been a principal shareholder of the Company. On July 19, 2019, Dr. Kapoor filed an amendment to his Schedule 13D with the SEC indicating that he relinquished voting and investment power over 18,640,445 shares of common stock by resigning his position as trustee of various trusts and as officer and director of certain companies and by granting a proxy that is irrevocable for three years. If such proxy is ultimately revoked, Dr. Kapoor would regain certain of the voting or investment power that he indicated he had previously relinquished.

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

Risks Related to Our Industry.

Sales of our products may be adversely affected by further increases in competition.

Competition in the pharmaceutical industry is significant, and trends related to the volume and pace of new applications and approvals of products have increased the level of competition we face. Given the FDA mandate to continue to reduce the cost of prescription drugs by increasing the number of generic drug approvals, we anticipate that this trend will continue. As a result, this may continue to adversely impact the profitability of our current portfolio, and will magnify the need for us to develop and launch new products in order to grow our business.

Additionally, trends toward increased substitution and reimbursement of generics for cost-containment purposes may reduce and limit the sales of our off-patent branded products. For example, our branded product Cosopt® PF and Amicar® faced generic competition in late 2018 and 2019. Increased focus by the FDA on approval of generics may accelerate this trend.

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

Drug wholesalers, drug retailers, and group purchasing organizations have undergone significant consolidation. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face. In addition, since such a significant portion of our revenues is derived from relatively few customers, any financial difficulties experienced by a single customer, or any delay in receiving payments from a single customer, could have a material adverse effect on our business, results of operations and financial condition.

International trade complications could have an adverse impact.

Product constraints from suppliers could have an adverse impact on our business, as there continues to be uncertainty regarding the impact of the Coronavirus outbreak. Moreover, changes to the law including that of the law regarding the application of country of origin requirements for drug products could adversely impact our business.

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

We, our third-party manufacturers and our suppliers are subject to periodic inspection by the FDA to assure regulatory compliance regarding the manufacturing, distribution, and promotion of pharmaceutical products.  The FDA imposes stringent mandatory requirements on the manufacture and distribution of pharmaceutical products to ensure their safety and efficacy. The FDA also regulates drug labeling and the advertising of prescription drugs. A finding by a governmental agency or court that we are not in compliance with FDA requirements could have a material adverse effect on our business, financial condition and results of operations.

As previously disclosed in various reports filed with the SEC, the Company, with the assistance of outside consultants, has been investigating alleged breaches of FDA data integrity requirements relating to product development at the Company. The Company has informed the FDA regarding the investigation and will continue to update the FDA as it proceeds. During 2018, we had FDA inspections at our Decatur and Somerset facilities that resulted in Official Action Indicated (“OAI”) facility status and we received warning letters in January and June of 2019 related to the 2018 inspections at our Decatur and Somerset facilities, respectively. Significant costs were incurred to address the FDA observations from the inspections of our Decatur and Somerset facilities in 2019 and 2018. If we are unable to adequately address the FDA’s concerns in a timely manner, the FDA may take further actions and our pipeline product approvals may be further delayed.

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

We are subject to recalls and other enforcement actions by the FDA and other regulatory bodies. The FDA or other government agencies having regulatory authority over pharmaceutical products may request us to voluntarily or involuntarily conduct product recalls due to disputed labeling claims, manufacturing issues, quality defects or for other reasons. Restriction or prohibition on sales, halting of manufacturing operations, recalls of our pharmaceutical products or other enforcement actions could have a material adverse effect on our business, financial condition and results of operations. Further, such actions, in certain circumstances, may constitute an event of default under the terms of our various financing arrangements.

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

We are subject to extensive DEA regulation, which could result in our being fined or otherwise penalized if we are not in compliance.  The DEA could limit or reduce the amount of controlled substances that we are permitted to manufacture and market or issue fines and penalties against us for non-compliance with DEA regulations, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to timely and adequately address FDA warning letters status may adversely affect our business.

We received warning letters in January and June of 2019 related to the 2018 FDA inspections at our Decatur and Somerset facilities, respectively. If we are unable to adequately address the FDA’s concerns in a timely manner, the FDA may take further actions and our pipeline product approvals may be further delayed.

Changes in healthcare law and policy may adversely affect our business and results of operations.

The sales of our products depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations including Pharmacy Benefit Managers (“PBMs”) and other healthcare-related organizations. We expect both federal and state governments in the United States and foreign governments to continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of healthcare. Existing regulations that affect the price of pharmaceutical and other medical products may also change. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, PBMs and other third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may not be considered cost effective, or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments. Any such changes in healthcare law or policy may harm our ability to market our products and generate profits.

The FDA may require us to stop marketing certain unapproved drugs, which could have a material adverse effect on our business, financial position and results of operations.

We market several generic prescription products that do not have formal FDA approvals. These products are non-application drugs that are manufactured and marketed without formal FDA approval on the basis of their having been marketed by the pharmaceutical industry prior to the 1962 Amendments of the FDC Act.  The FDA has increased its efforts to require companies to file and seek FDA approval for unapproved products, and when a product is approved, the FDA has typically increased its effort to remove unapproved products from the market by issuing notices to companies currently manufacturing these products to cease its distribution of said products. We have discontinued marketing of previously unapproved products after receipt such notices from the FDA. During 2019, we marketed six such unapproved products, generating net revenue of approximately $30.4 million.

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

The Company and its employees are subject to the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes record keeping standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. If our employees, third-party sales representatives or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.

The FDA may authorize sales of some prescription pharmaceuticals on a non-prescription basis, which may reduce the profitability of our prescription products.

The FDA may change the designation of some prescription pharmaceuticals we currently sell to non-prescription. If we are unable to gain approval of our product on a non-prescription designation, we may experience an adverse effect on our business.

State legislatures are increasingly active in regulating the sale and distribution of pharmaceuticals which may have an adverse effect on our business.

New laws and regulations are imposing fees and reporting obligations on the sale and distribution of our products. Enforcement actions at the state level could impact our operations.

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

The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who: (i) successfully challenge our patents or proprietary rights; (ii) obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business; or (iii) are able to circumvent our patent or proprietary rights position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed therefrom. Consequently, others could independently develop pharmaceutical products similar to or rendering obsolete those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or cause to be obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition and results of operations.  Additionally, our inability to successfully defend the existing patents on our products against Paragraph IV challenges by competing drug companies could have a material adverse effect on our business, financial condition and results of operations. For example, the patents that protect Zioptan® faced challenges from two generic competitors. We ultimately reached settlements with both competitors.

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

Risks Related to Our Common Stock.

Continued volatility and declines in the price of our common stock may have a material adverse effect on our business and stockholders, and may jeopardize our ability to comply with NASDAQ’s requirements for the continued listing of our common stock on the exchange

Our stock price decreased from $3.48 per share on January 2, 2019 to $1.50 per share on December 31, 2019, and it could decline further. Such decline could result from a variety of factors, including, among other things, substantial doubt about our ability to continue as a going concern, concerns about our future prospects, uncertainty associated with us potentially filing for Chapter 11 protection, our ability to consummate the Sale Process, actual or anticipated fluctuations in our operating results or financial condition, new laws or regulations or new interpretations of existing laws or regulations impacting our business, broad market fluctuations and general economic conditions and any other factors described in this “Risk Factors” section of this Annual Report on Form 10-K.

Recent volatility and declines in the price of our common stock may cause NASDAQ to delist our stock from the exchange if the price of our common stock continues to decline. Failure to maintain the Company’s NASDAQ listing could negatively impact the Company and its stockholders by reducing the willingness of investors to hold the Company’s common stock because of the resulting decreased price, liquidity and trading of the Company’s common stock, limited availability of price quotations, and reduced news and analyst coverage. Delisting may adversely impact the perception of the Company’s financial condition and cause reputational harm with investors and parties conducting business with the Company. The perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

The issuance of shares related to the Company’s various stock plans may have a substantial dilutive effect on our earnings.

As of December 31, 2019, holders of unvested restricted stock units and performance share units would receive 5.1 million and 1.2 million shares, respectively, of our common stock should all their awards vest. The vesting of the awards and subsequent issuance of the stock would have a dilutive effect on our common stock. As of December 31, 2019, there were 5.2 million outstanding options of which 1.8 million were exercisable. If the price per share of our common stock at the time of exercise of any stock options is in excess of the various exercise prices of such options, exercise of such options would have a dilutive effect on our common stock.

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

Owned Locations

As of December 31, 2019, the Company owns three facilities in Decatur, Illinois.  The Wyckles Road facility, which consists of 105,000 square feet of building space, is used for packaging, warehousing, distribution, and office space. The Company also owns approximately 7 acres of additional currently undeveloped land adjacent to the Wyckles facility.  The Grand Avenue facility is a 123,000 square-foot facility for manufacturing, laboratories and office space. A third facility is a 750 square-foot storage unit. The Decatur facilities support the Prescription Pharmaceuticals and Consumer Health segments.

The Company owns five buildings in Hettlingen, Switzerland which support the Prescription Pharmaceuticals and Consumer Health segments with approximately 50,000 square-feet of manufacturing, office and storage space, and approximately 0.5 acres of additional currently undeveloped land.

The Company owns seven facilities in Amityville and Copiague, New York, with a total of approximately 219,000 square-feet. These facilities support the Prescription Pharmaceuticals and Consumer Health segments.

The Company owns approximately 380,000 square feet of pharmaceutical manufacturing, warehousing and distribution facilities situated on approximately 14 acres of land in Paonta Sahib, Himachal Pradesh, India. The Paonta Sahib facility is not currently manufacturing any products for sale.

Leased Locations

The Company leases four facilities in Somerset, New Jersey. One is a 50,000 square-foot facility used for drug manufacturing and administrative activities related to our Prescription Pharmaceuticals segment. The second facility is a 15,000 square foot facility used for a quality laboratory. The third facility is a 6,600 square foot warehouse currently being sublet to a tenant. The fourth facility is a 52,000 square-foot warehouse. The Company leases a facility in Cranbury, New Jersey that is approximately 48,000 square feet used for research and development activities. The Company also leases a 3,000 square-foot laboratory space in Winterthur, Switzerland.

The Company corporate headquarters and administrative offices consist of 70,000 square feet of leased space in two office buildings in Lake Forest, Illinois.  In Gurnee, Illinois, the Company leases approximately 161,000 square feet of space for product warehousing and distribution needs.  In Vernon Hills, Illinois, the Company leases approximately 28,000 square feet of space for research and development activities.

The Company subsidiary, Akorn Consumer Health, maintains corporate offices in a 3,200 square foot leased facility in Ann Arbor, Michigan.

In India, the Company leases approximately 1,000 square feet of office and storage space.

Item 3. Legal Proceedings.

Legal proceedings which may have a material effect on the Company have been further disclosed in Note 19 - “Legal Proceedings” and are herein incorporated by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

From February 7, 2007 to date, our common stock has been listed on the NASDAQ Global Select Market under the symbol “AKRX”.

As of February 18, 2020, there were 126,246,012 shares of our common stock outstanding, held by 229 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on February 18, 2020 was $1.38 per share. Please see “Risk Factors” - “Continued volatility and declines in the price of our common stock may have a material adverse effect on our business and stockholders, and may jeopardize our ability to comply with NASDAQ’s requirements for the continued listing of our common stock on the exchange”.

The Company did not pay cash dividends in 2019, 2018 or 2017 and does not expect to pay dividends on its common stock in the foreseeable future. Moreover, we may be restricted or limited from making dividend payments pursuant to the terms of our financing arrangements with certain other financial institutions (see Note 7 - “Financing Arrangements”).

In July 2016, the Company announced that the Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company may repurchase up to $200.0 million of the Company’s common stock. Companies incorporated under Louisiana law are subject to the Louisiana Business Corporation Act (“LBCA”). Provisions of the LBCA eliminate the concept of treasury stock. As a result, all stock repurchases are presented as a reduction to issued shares of common stock, the stated value of common stock and retained earnings.

The Company has not repurchased any of its common stock since 2016. As of December 31, 2019, the Company had $155.0 million remaining under the repurchase authorization.

PERFORMANCE GRAPH

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference in such filing.

The graph below compares the cumulative shareholder return on our common stock with the NASDAQ Composite Index (ticker symbol: ^IXIC) and the NASDAQ Health Care Index (ticker symbol: ^IXHC) over the last five years through December 31, 2019.  The graph assumes $100 was invested in our common stock, as well as the two indices presented, at the end of December 2014 and that all dividends were reinvested during the subsequent five-year period.

Total Return Chart	2014	2015	2016	2017	2018	2019
NASDAQ Composite Index (^IXIC)	100	106	114	135	140	189
NASDAQ Health Care Index (^IXHC)	100	107	89	108	103	130
Akorn, Inc. (AKRX)	100	103	60	89	9	4

Item 6. Selected Financial Data.

The following table sets forth selected summary historical financial data.  We have prepared this table using our consolidated financial statements for each of the five years ended December 31, 2019, 2018, 2017, 2016 and 2015.  Our consolidated financial statements upon which the selected summary historical financial data is derived were audited by BDO USA, LLP (“BDO”), independent registered public accounting firm, during each of the five years ended December 31, 2019, 2018, 2017, 2016 and 2015. Certain prior-period amounts have been reclassified to conform to current-period presentation including selling, general and administrative expenses and acquisition-related costs on the consolidated statements of comprehensive (loss).  This summary should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, and Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

	Years Ended December 31,
	2019	2018	2017	2016	2015
(In thousands, except per share data)
Revenues	$682,429	$694,018	$841,045	$1,116,843	$985,076
Gross profit	252,706	246,016	432,206	673,512	595,243
Operating (loss) income (1)	(188,061)	(388,426)	(22,884)	322,858	288,172
Interest expense, net, amortization of deferred financing costs and other non-operating income (expense), net	(99,717)	(49,756)	(36,314)	(51,558)	(56,016)
(Loss) income before income taxes	(287,778)	(438,182)	(59,198)	271,300	232,156
Income tax (benefit) provision from operations	(61,008)	(36,273)	(34,648)	87,057	81,358
(Loss) income from operations	$(226,770)	$(401,909)	$(24,550)	$184,243	$150,798
Weighted average shares outstanding:
Basic	125,977	125,383	124,790	122,869	116,980
Diluted	125,977	125,383	124,790	125,801	125,762
PER SHARE:
Equity, per diluted share	$1.86	$3.54	$6.66	$6.51	$4.94
(Loss) income from operations per share:
Basic	$(1.80)	$(3.21)	$(0.20)	$1.50	$1.29
Diluted	$(1.80)	$(3.21)	$(0.20)	$1.47	$1.22
Share Price: High	$5.46	$33.63	$34.00	$39.46	$57.10
Low	$1.30	$3.16	$17.74	$17.57	$19.08
BALANCE SHEET DATA:
Current assets	$480,047	$583,819	$730,151	$685,811	$708,132
Net property, plant & equipment	295,533	334,853	313,418	238,404	179,614
Total assets	$1,288,639	$1,495,257	$1,909,511	$1,973,720	$2,042,545
Current liabilities (2)	$985,587	$170,823	$171,089	$175,555	$231,376
Long-term obligations, less current installments	68,760	880,568	907,177	978,981	1,189,604
Shareholders’ equity	$234,292	$443,866	$831,245	$819,184	$621,565
CASH FLOW DATA:
Cash (used in) provided by operating activities	$(36,919)	$(68,894)	$247,633	$166,690	$299,031
Cash (used in) investing activities	$(30,402)	$(69,131)	$(90,555)	$(72,922)	$(53,718)
Cash (used in) provided by financing activities	$(12,928)	$(5,038)	$7,594	$(240,333)	$31,908
Effect of changes in exchange rates	$62	$(1,032)	$1,183	$2	$(251)
(Decrease)/increase in cash and cash equivalents	$(80,187)	$(144,095)	$165,855	$(146,563)	$276,970

(1) Operating loss for 2019, 2018 and 2017, includes total intangible asset impairment amounts of $29.5 million, $231.1 million and $128.1 million, respectively.

(2) $843.3 million of debt, net of deferred financing costs was classified as short-term due to the execution of the Original Standstill Agreement and the First Amended Standstill Agreement in 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

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

For a more detailed description of the products and customers that comprise our reportable segments, see Item 1 - “Business”.

During the fourth quarter of 2019 and through the filing date of this Annual Report Form 10-K, we made a number of announcements regarding the First Amended Standstill Agreement (as defined below), the Second Amended Standstill Agreement and our obligation to conduct the Sale Process. Additionally, as discussed in our audited Consolidated Financial Statements and Notes thereto and elsewhere in this Annual Report on Form 10-K, the Company conducted an evaluation as to its ability to continue as a going concern. These are addressed in the “Recent Developments” section below.

Net Revenue & Gross Profit:

Net revenue was $682.4 million for the year ended December 31, 2019, representing a decrease of $11.6 million, or 1.7%, as compared to net revenue of $694.0 million for the year ended December 31, 2018.  The decrease in net revenue in the period was primarily due to $19.4 million and $4.2 million decline in discontinued products revenue and organic revenue (revenue generated by products owned by the Company for at least five quarters), respectively, partially offset by $12.0 million increase in net revenue from new products. The $19.4 million decline in discontinued products was primarily due to the product Methylene Blue. The $4.2 million decline in organic revenue was due to approximately $81.1 million, or 12.2%, in volume declines partially offset by $76.9 million, or 11.6% of favorable price variance primarily due to price increases on certain exclusive products. The volume decline was principally due to the effect of competition on a number of products, including Amicar® Tablets, Fluticasone Rx, Nembutal and Clobetasol Cream as well as supply shortfalls from the continued production ramp-up at our Somerset manufacturing facility.

Gross profit for the year ended December 31, 2019, was $252.7 million, or 37.0% of revenue, compared to $246.0 million, or 35.4% of revenue, for the year ended December 31, 2018.  The increase in the gross profit percentage was principally due to favorable price partially offset by unfavorable product mix and increased costs associated with FDA compliance related improvement activities.

Sales Practices:

From time to time we offer incentives, such as discounts, to support the launch of new products. We believe these practices are consistent with industry practice. For all sales under which these incentives were provided during the periods presented in this Management’s Discussion & Analysis, revenue received from such sales was properly accounted for in accordance with ASC 606 — “Revenue Recognition” and was recognized in the proper applicable accounting period.

Recent Developments:

Second Amendment to Standstill Agreement and Third Amendment to Credit Agreement

On May 6, 2019, we entered into a Standstill Agreement and First Amendment (the “Original Standstill Agreement”). Pursuant to the terms of the Original Standstill Agreement, the Company was required to enter into a comprehensive amendment to the Term Loan Agreement (the “Comprehensive Amendment”). If the Company did not enter into the Comprehensive Amendment by December 13, 2019 or refinance or otherwise address the outstanding loans, an event of default would occur under the Term Loan Agreement. On December 15, 2019, we entered into a First Amendment to Standstill Agreement and Second Amendment to Credit Agreement (the “First Amended Standstill Agreement”), pursuant to which the maximum duration of the “Standstill Period” was extended from December 13, 2019 to February 7, 2020.

On February 12, 2020, we entered into the Second Amended Standstill Agreement and Third Amendment to Credit Agreement (“Second Amended Standstill Agreement”). Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of (i) a default under the Term Loan Agreement, or (ii) a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement. For the duration of the extended Standstill Period, neither the Administrative Agent nor the Lenders may exercise their default-related rights and remedies with respect to specified events of default under the Term Loan Agreement.

Pursuant to the Second Amended Standstill Agreement, we will market and conduct the Sale Process for substantially all of our assets, subject to milestones that will depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement. The Sale Process may be consummated out-of-court to the extent permitted by the Lenders or on in-court basis, potentially through the filing of Chapter 11 cases under the U.S. Bankruptcy Code. If at any time during the Sale Process, no third party bids exist that are sufficient to pay all obligations under the Term Loan Agreement (taking into account available cash) there shall be an immediate event of default under the Term Loan Agreement.

During the extended Standstill Period, we have agreed: to deliver certain financial and other information to the Lenders or their advisors, that the Company and our subsidiaries are restricted from consummating certain transactions, and not to make any payments in respect of judgments or settlements of certain ongoing litigation matters without the prior written consent of the Required Lenders (as defined in the Second Amended Standstill Agreement).

Please see “Financial Condition and Liquidity-Other Liquidity Considerations” and “Risk Factors” - “There is no assurance that we will be able to comply with the covenants in the Second Amended Standstill Agreement and Term Loan Agreement or successfully execute the Sale Process contemplated thereby, creating substantial doubt about our ability to continue as a going concern.” and - “Our limited liquidity could materially and adversely affect our business operations”. Refer to Note 7 - “Financing Arrangements” for further detail of debt obligations as of and for the year ended December 31, 2019.

Going Concern

In connection with the preparation of the financial statements for the year ended December 31, 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance of the financial statements. As of December 31, 2019, the Company had cash and cash equivalents of $144.8 million, working capital deficit of $505.5 million and accumulated deficit of $333.9 million. The Company had a loss from operations of $188.1 million and a net loss of $226.8 million for the year ended December 31, 2019.

As further described in Note 21 - “Subsequent Events,” on February 12, 2020, the Loan Parties entered into the Comprehensive Amendment in the form of the Second Amended Standstill Agreement with certain Standstill Lenders. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon (i) the occurrence of a default under the loan agreement, or (ii) a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement.

The Company evaluated the impact of entering into a Comprehensive Amendment in the form of the Second Amended Standstill Agreement with certain Standstill Lenders on its ability to continue as a going concern. There is no assurance that we will be able to comply with the covenants in the Second Amended Standstill Agreement and Term Loan Agreement or successfully execute the Sale Process contemplated. Accordingly, the impact of the Second Amended Standstill Agreement and the recurring losses from operations and net capital deficiency create substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

Please see “Financial Condition and Liquidity-Other Liquidity Considerations” and “Risk Factors” - “There is no assurance that we will be able to comply with the covenants in the Second Amended Standstill Agreement and Term Loan Agreement or successfully execute the Sale Process contemplated thereby, creating substantial doubt about our ability to continue as a going concern.” and - “Our limited liquidity could materially and adversely affect our business operations”. Refer to Note 2 “Summary of Significant Accounting Policies” for further discussion of the Company’s ability to continue as a going concern and Note 7 - “Financing Arrangements” for further detail of our debt obligations as of and for the year ended December 31, 2019.

RESULTS OF OPERATIONS

For the years 2019, 2018 and 2017, we have identified and reported operating results for two distinct business segments:  Prescription Pharmaceuticals and Consumer Health. Our reported results by segment are based upon various internal financial reports that disaggregate certain operating information. Our Chief Operating Decision Maker (“CODM”), as defined in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, is our Chief Executive Officer (“CEO”).  Our CEO oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information. (See Note 12 – “Segment Information” for further discussion.)

The following table sets forth amounts and percentages of total revenue for certain items from our consolidated statements of comprehensive (loss) and our segment reporting information for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$604,212	88.5%	$620,669	89.4%	$772,524	91.9%
Consumer Health	78,217	11.5%	73,349	10.6%	68,521	8.1%
Total revenues	682,429	100.0%	694,018	100.0%	841,045	100.0%
Gross profit and gross margin percentage:
Prescription Pharmaceuticals	217,767	36.0%	213,560	34.4%	402,082	52.0%
Consumer Health	34,939	44.7%	32,456	44.2%	30,124	44.0%
Total gross profit	252,706	37.0%	246,016	35.4%	432,206	51.4%
Operating expenses:
Selling, general & administrative expenses	273,871	40.1%	279,749	40.3%	216,483	25.7%
Research and development expenses	37,500	5.5%	47,321	6.8%	44,988	5.3%
Amortization of intangibles	39,765	5.8%	53,472	7.7%	61,443	7.3%
Impairment of goodwill	15,955	2.3%	—	—%	—	—%
Impairment of intangible assets	29,497	4.3%	231,086	33.3%	128,127	15.2%
Litigation rulings, settlements and contingencies	44,179	6.5%	22,814	3.3%	4,049	0.5%
Operating (loss)	$(188,061)	(27.6)%	$(388,426)	(56.0)%	$(22,884)	(2.7)%
Non-operating expenses:
Amortization of deferred financing costs	(31,554)	(4.6)%	(5,216)	(0.8)%	(5,216)	(0.6)%
Interest expense, net	(69,353)	(10.2)%	(45,900)	(6.6)%	(38,070)	(4.5)%
Other non-operating income, net	1,190	0.2%	1,360	0.2%	6,972	0.8%
Total non-operating expenses	(99,717)	(14.6)%	(49,756)	(7.2)%	(36,314)	(4.3)%
(Loss) before income taxes	(287,778)	(42.2)%	(438,182)	(63.1)%	(59,198)	(7.0)%
Net (loss)	$(226,770)	(33.2)%	$(401,909)	(57.9)%	$(24,550)	(2.9)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2019 AND 2018

Net revenue was $682.4 million for the year ended December 31, 2019, representing a decrease of $11.6 million, or 1.7%, as compared to net revenue of $694.0 million for the year ended December 31, 2018.  The decrease in net revenue in the period was primarily due to $19.4 million and $4.2 million decline in discontinued products revenue and organic revenue, respectively, partially offset by $12.0 million increase in net revenue from new products. The $19.4 million decline in discontinued products was primarily due to the product Methylene Blue. The $4.2 million decline in organic revenue was due to approximately $81.1 million, or 12.2%, in volume declines mostly offset by $76.9 million, or 11.6% of favorable price variance primarily due to price increases on certain exclusive products. The volume decline was principally due to the effect of competition on a number of products, including Amicar® Tablets, Fluticasone Rx, Nembutal and Clobetasol Cream as well as supply shortfalls from the continued production ramp-up at our Somerset manufacturing facility.

The Prescription Pharmaceuticals segment revenues of $604.2 million for the year ended December 31, 2019 represented a decrease of $16.5 million, or 2.7%, as compared to revenues of $620.7 million for year ended December 31, 2018.

The Consumer Health segment revenues of $78.2 million for the year ended December 31, 2019 represented an increase of $4.9 million, or 6.6%, as compared to revenues of $73.3 million for year ended December 31, 2018.

The net revenue for the year ended December 31, 2019 of $682.4 million was net of adjustments totaling $991.8 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for 2019 were $678.2 million, or 40.5% of gross sales, compared to $830.0 million, or 44.0% of gross sales, in 2018.  The $151.8 million decrease in chargeback expense was due to volume declines as well as changes in product and customer mix compared to prior year. Rebates, administrative fees and other expenses for the year ended December 31, 2019 were $241.5 million, or 14.4% of gross sales, compared to $297.8 million, or 15.8% for year ended December 31, 2018. The $56.3 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines and lower failure to supply penalties.  The product returns expense for the year ended December 31, 2019 was $30.7 million, or 1.8% of gross sales, compared to $20.2 million, or 1.1% of gross sales, for year ended December 31, 2018.  The increase in product returns for the year ended December 31, 2019, as compared to the prior year, was primarily due to unfavorable outcome on disputed returns claims. Discounts and allowances were $32.6 million or 1.9% of gross sales for the year ended December 31, 2019, compared to $36.9 million, or 2.0% of gross sales for the year ended December 31, 2018. Advertisement and promotion expenses were $8.8 million or 0.5% of gross sales for the year ended December 31, 2019, compared to $8.9 million, or 0.5% of gross sales for the year ended December 31, 2018.

Gross profit for the year ended December 31, 2019 was $252.7 million, or 37.0% of revenue, compared to $246.0 million, or 35.4% of revenue, for the year ended December 31, 2018.  The increase in the gross profit percentage was principally due to favorable price partially offset by unfavorable product mix and increased costs associated with FDA compliance related improvement activities.

Total operating expenses were $440.8 million for the year ended December 31, 2019, a decrease of $193.6 million, or 30.5%, from the comparative prior year period amount of $634.4 million. The $193.6 million decrease was primarily driven by the following offsetting items: decreases of $201.6 million, $13.7 million, $9.8 million and $5.8 million in impairment of intangibles, amortization of intangibles, research and development expenses (“R&D”), and selling, general and administrative (“SG&A”), respectively and increases of $21.4 million and $16.0 million in litigation rulings, settlements and contingencies and goodwill impairments. The following is a discussion of the main drivers of the decrease:

Impairments of intangible assets were $29.5 million in 2019, a decrease of $201.6 million or 87.2% over the prior year amount of $231.1 million. During the year ended December 31, 2019, the Company recorded Intangible assets impairment expense of $29.3 million on four product licensing rights and $0.2 million on one IPR&D project, compared to $91.6 million on twenty-five product licensing rights and other intangibles and $139.5 million on eighteen IPR&D projects during the comparative prior year period. All but one of our remaining IPR&D assets were fully impaired in 2018 as a result of anticipated market conditions upon launch resulting in lower expected market share and lower average selling price, which reduced the viability for future development.

Amortization of intangible assets were $39.8 million in 2019, a decrease of $13.7 million, or 25.6% over the prior year amount of $53.5 million. The primary driver of the $13.7 million decrease was a lower intangible asset base in 2019 compared to 2018 as a result of impairments.

R&D expenses were $37.5 million in 2019, a decrease of $9.8 million, or 20.7% over the prior year amount of $47.3 million. The $9.8 million decrease was mainly driven by a reduction in project expenses.

SG&A expenses were $273.9 million in 2019, a decrease of $5.8 million, or 2.1%, over the prior year expenses of $279.7 million. The major drivers of the $5.8 million decrease were $30.0 million reduction in legal expenses related to the Delaware Action and Securities Class Action Litigation (each as defined below), $16.4 million reduction in expenses related to the data integrity assessment projects and $11.9 million reduction in marketing and advertising expenses related to the TheraTears® direct-to-consumer (“DTC”) advertising campaign, which were partially offset by increases of $37.7 million and $16.4 million related to the India plant assets impairments and legal and financial advisory fees, respectively.

Litigation rulings and settlements were $44.2 million in 2019, an increase of $21.4 million, from the comparative prior year period amount of $22.8 million. The primary drivers of the $21.4 million increase were $43.0 million in shareholder litigation reserve during 2019 partially offset by charges of $21.8 million related other legal matters in 2018 that did not repeat in 2019.

Goodwill Impairments were $16.0 million in 2019, as a result of the Company's decision to explore strategic alternatives to exit the India manufacturing facility.

Non-operating expenses were $99.7 million in 2019, an increase of $49.9 million, or 100.2%, over the prior year expenses of $49.8 million. The $49.9 million increase was primarily driven by $26.3 million increase in amortization of deferred financing costs related to the amortization of the Original Standstill Agreement and First Amended Standstill Agreement fees and the remaining unamortized Term Loan fees during 2019, and $23.5 million increase in interest expense due to higher interest rates associated with the Original Standstill Agreement and First Amended Standstill Agreement and other increases in the interest rates in 2019.

During the year ended December 31, 2019, the Company recorded an income tax benefit of $61.0 million on (loss) before income taxes of $287.8 million, which principally relates to the $63.5 million reserve release for an uncertain tax position as a result of the IRS acceptance of a method change, including related penalties and interest and a release of tax liability due to expiring federal and state statutes of limitation. During the year ended December 31, 2018, the Company recorded income tax benefit of $36.3 million on (loss) before income taxes of $438.2 million.

The Company reported a net loss of $226.8 million for the year ended December 31, 2019, or 33.2% of net revenue, compared to a net loss of $401.9 million, for the year ended December 31, 2018 or 57.9% of net revenue.

COMPARISON OF YEARS ENDED DECEMBER 31, 2018 AND 2017

Net revenue was $694.0 million for the year ended December 31, 2018, representing a decrease of $147.0 million, or 17.5%, as compared to net revenue of $841.0 million for the year ended December 31, 2017.  The decrease in net revenue in the period was primarily due to $157.4 million decline in organic revenue that was partially offset by $14.8 million of new product revenue. The $157.4 million decline in organic revenue was due to approximately $117.1 million, or 14.2%, and $40.4 million, or 4.9% in volume and price declines, respectively. The organic revenue decline was principally due to the effect of competition on Ephedrine Sulfate Injection, Nembutal, Lidocaine Ointment and Clobetasol Cream. In addition, the Company experienced lower net revenue as a result of supply shortfalls from extended planned shutdowns at our Decatur and Somerset manufacturing facilities during the year. While the Company received eight new-to-Akorn ANDA product approvals and launched or relaunched four new products during 2018, it was unable to offset the overall net revenue decline through new product launches or new business opportunities.

The Prescription Pharmaceuticals segment revenues of $620.7 million for the year ended December 31, 2018 represented a decrease of $151.8 million, or 19.7%, as compared to revenues of $772.5 million for year ended December 31, 2017.

The Consumer Health segment revenues of $73.3 million for the year ended December 31, 2018 represented an increase of $4.8 million, or 7.0%, as compared to revenues of $68.5 million for year ended December 31, 2017.

The net revenue for the year ended December 31, 2018 of $694.0 million was net of adjustments totaling $1,193.8 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for 2018 were $830.0 million, or 44.0% of gross sales, compared to $953.3 million, or 40.5% of gross sales, in 2017.  The $123.3 million decrease in chargeback expense was due to lower gross sales in the current year as compared to prior year. Rebates, administrative fees and other expenses for the year ended December 31, 2018 were $297.8 million, or 15.8% of gross sales, compared to $476.6 million, or 20.3% for year ended December 31, 2017. The $178.8 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines as well as product mix and customer mix. Our product returns provision for the year ended December 31, 2018 was $20.2 million, or 1.1% of gross sales, compared to $26.9 million, or 1.1% of gross sales, for year ended December 31, 2017.  Discounts and allowances were $36.9 million or 2.0% of gross sales for the year ended December 31, 2018, compared to $45.3 million, or 1.9% of gross sales for the year ended December 31, 2017. Advertisement and promotion expenses were $8.9 million or 0.5% of gross sales for the year ended December 31, 2018, compared to $7.9 million, or 0.3% of gross sales for the year ended December 31, 2017.

Gross profit for the year ended December 31, 2018 was $246.0 million, or 35.4% of revenue, compared to $432.2 million, or 51.4% of revenue, for the year ended December 31, 2017.  The decline in the gross profit percentage was principally due to unfavorable product mix shifts primarily driven by the effect of competition on Ephedrine Sulfate Injection and Nembutal Injection, unfavorable variances due to decreased production resulting from extended planned shutdowns at our Decatur and Somerset manufacturing facilities, as well as increased operating costs associated with FDA compliance related improvement activities.

Total operating expenses were $634.4 million in the year ended December 31, 2018, an increase of $179.4 million, or 39.4%, from the comparative prior year period amount of $455.1 million. The $179.4 million increase was primarily driven by respective increases, $103.0 million, $63.3 million and $18.8 million in Impairment of intangible assets, Selling, general and administrative (“SG&A”) expenses and Litigation rulings and settlement expenses that were partially offset by a decrease of $8.0 million in Amortization of intangibles. The following is a discussion of the main drivers of the increase:

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

The Company reported a net loss of $401.9 million for the year ended December 31, 2018, or 57.9% of net revenue, compared to net loss of $24.6 million, for the year ended December 31, 2017 or 2.9% of net revenue.

FINANCIAL CONDITION AND LIQUIDITY

Overview

As discussed elsewhere in this Annual Report on Form 10-K, the continuation of our business is dependent upon our ability to comply with the Second Amended Standstill Agreement and the Term Loan Agreement and conduct a successful Sale Process. These factors, together with the Company's recurring losses from operations and net capital deficiency, create substantial doubt about the Company’s ability to continue as a going concern.

We require certain capital resources in order to operate our business.  Our primary sources of liquidity have historically been cash generated from operations and borrowings under our Term Loans. On July 16, 2019, the A&R Credit Agreement governing our asset-based revolving credit facility expired pursuant to its terms, and accordingly no longer provides a source of liquidity.

Historically, our principal liquidity requirements have been to maintain and expand our business, pay principal and interest obligations on our Term Loans and other expenses, and for capital expenditures to upgrade, expand and improve our manufacturing facilities. Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities in the United States and Switzerland. Our cash obligations include the principal and interest payments due on our Term Loans (as described throughout this report). More recently, our liquidity requirements also include expenses related to FDA compliance related enhancements, legal and financial advisory fees under the Standstill Agreement, and the Delaware Action and other litigation matters.

Our Term Loans are scheduled to mature on April 16, 2021. However, pursuant to the terms of the Second Amended Standstill Agreement described below, the continuation of our business is dependent upon our ability to comply with the Second Amended Standstill Agreement and the Term Loan Agreement and conduct the Sale Process.

Cash and Cash Flows

Cash and Cash Equivalents

As of December 31, 2019, we had cash and cash equivalents of $144.8 million, which is $80.1 million lower than our cash and cash equivalents balance of $224.9 million as of December 31, 2018.  This decrease in 2019 cash and cash equivalents was driven by operating cash outflows of $36.9 million, investing cash outflows of $30.4 million and financing cash outflows of $12.9 million.  Our net working capital was ($505.5) million at December 31, 2019, compared to $413.0 million at December 31, 2018, a decrease of $918.5 million primarily driven by the reclassification of $843.3 million of debt from long term to current as a result of the Original Standstill Agreement.

Operating Cash Flows

During 2019, net cash used in operating activities was $36.9 million.  This negative operating cash flow was primarily driven by costs related to FDA compliance-related activities, accelerated annual and retention bonuses, data integrity assessments and legal and financial advisory fees. During 2018, net cash used in operating activities was $68.9 million.  This negative operating cash flow was primarily driven by costs related to the Delaware action and data integrity investigations & assessment. During 2017, net cash generated in operating activities was $247.6 million.  This positive operating cash flow was primarily driven by positive net working capital.

Investing Cash Flows

During 2019, 2018 and 2017, we used approximately $30.4 million, $69.1 million and $90.6 million, respectively, of cash to acquire property, plant and equipment. The sequential reduction in cash used in investing activities since 2017, is primarily due to a significant sequential reduction in capital spending related to our efforts to comply with the Federal Drug Supply Chain Security Act (“DSCSA”). Additionally, for 2019, the Company's decision to explore strategic alternatives to exit the India manufacturing facility resulted in relatively lower cash used in investing activities compared to prior years.

Financing Cash Flows

During 2019, cash used in financing activities was $12.9 million of which $12.3 million was related to debt financing costs. During 2018, cash used in financing activities was $5.0 million of which $4.8 million was related to payments of contingent acquisition liabilities. During 2017, we generated cash from financing activities of $7.6 million which was related to net proceeds from exercise of stock options.

Other Liquidity Considerations

Term Loans and Second Amended Standstill Agreement

We require certain capital resources in order to operate our business and our limited liquidity could materially and adversely affect our business operations. During 2019, the Company incurred significant costs related to consultants assisting with cGMP improvements and our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities in the United States and Switzerland. Our cash obligations include the principal and interest payments due on our Term Loans (as described throughout this report). Also, costs related to ongoing legal matters may be significant (see Note 19 - “Legal Proceedings” for further details).

For the year ended and as of December 31, 2019, we had a net loss of $226.8 million and negative net working capital of $505.5 million.  As of December 31, 2019, we also have remaining principal balance of $852.0 million under the Term Loans. As described in greater detail below, the extension of the Standstill Period that prohibits the Administrative Agent and the Lenders from exercising their default-related rights and remedies with respect to specified events of default under the Term Loan Agreement will expire on the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of (i) a default under the Term Loan Agreement, or (ii) a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement. The continuation of our business is dependent upon our ability to comply with the terms and conditions under the Second Amended Standstill Agreement described below.

On May 6, 2019, the Company and an ad hoc group of Lenders (the “Ad Hoc Group”) and certain other Lenders (together with the Ad Hoc Group, the “Standstill Lenders”) entered into the Original Standstill Agreement to the Company’s Term Loan Agreement, among the Company and certain of its subsidiaries (collectively, the “Loan Parties”), the Lenders and the Administrative Agent. Pursuant to the terms of the Original Standstill Agreement, the Company was required to enter into a Comprehensive Amendment. If the Company did not enter into the Comprehensive Amendment by December 13, 2019 or refinance or otherwise address the outstanding loans, an event of default would occur under the Term Loan Agreement. On December 15, 2019, the Loan Parties entered into a First Amendment to Standstill Agreement and Second Amendment to Credit Agreement with certain Standstill Lenders, pursuant to which the maximum duration of the “Standstill Period” was extended from December 13, 2019 to February 7, 2020.

On February 12, 2020, the Loan Parties entered into the Comprehensive Amendment in the form of the Second Amended Standstill Agreement with certain Standstill Lenders. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of (i) a default under the loan agreement, or (ii) a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement (the “Standstill Event of Default”) described below. Capitalized terms used but not defined in this section have the meanings given to them in the Second Amended Standstill Agreement or the Term Loan Agreement, as applicable.

The Second Amended Standstill Agreement provides that, for the duration of the Extended Standstill Period, among other matters, neither the Administrative Agent nor the Lenders may (i) declare any Event of Default or (ii) otherwise seek to exercise any rights or remedies, in each case of clauses (i) and (ii) above, to the extent directly relating to any alleged Event of Default arising from any alleged breach of any of the covenants contained in Sections 5.01, 5.02, 5.03, 5.06 or 5.07 of the Term Loan Agreement (the “Specified Covenants”), to the extent the facts and circumstances giving rise to any such breach have been (x) publicly disclosed by the Company or (y) disclosed in writing by the Company to private side Lenders or certain advisors to the Ad Hoc Group (collectively, the “Specified Matters”).

The Second Amended Standstill Agreement provides, among other matters, that:

•during the Extended Standstill Period:

◦
the Company must deliver certain financial and other information to the Lenders or their advisors, including without limitation, monthly financial statements with agreed upon adjustment, monthly operational statistics broken down by facility, pipeline reporting, 13-week cash flow forecasts, weekly variance reports, certain valuation reports, weekly status updates with respect to the Sale Process (as defined below) and certain regulatory information, and participate in various update calls with the Lenders and their advisors (the “Affirmative Covenants and Milestones”); and

◦
the Company and its subsidiaries are restricted, among other matters, from (i) consummating certain asset sales and investments, (ii) making certain restricted payments, (iii) engaging in sale and leaseback transactions, (iv) incurring certain liens and indebtedness, (v) reinvesting any proceeds received from certain asset sales and (vi) without the consent of the Required Lenders at such time, (A) designating any Restricted Subsidiary as an Unrestricted Subsidiary, or otherwise creating or forming any Unrestricted Subsidiary, (B) transferring any assets of the Company or any of its Restricted Subsidiaries to any Unrestricted Subsidiary, except as otherwise permitted under the Term Loan Agreement (after giving effect to the Second Amended Standstill Agreement), and/or (C) releasing any existing Loan Guarantors or security interest granted under the Term Loan Agreement outside of the ordinary course of business (collectively, the “Negative Covenants”);

•
the Company will market and conduct a sale process for substantially all of its assets in accordance with the milestones set forth in the Second Amended Standstill Agreement (the “Sale Process”), which milestones will depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement;

•
the Sale Process will be consummated on either an out-of-court or in-court basis (potentially through the filing of Chapter 11 cases under the U.S. Bankruptcy Code in order to effectuate the Sale Process);

•
if at any time during the Sale Process, no third party bids exist that are sufficient to pay all obligations under the Loan Agreement (taking into account available cash) there shall be an immediate Event of Default under the Term Loan Agreement (a “Toggle Event”);

•	the milestones with respect to the Sale Process include:

◦	subject to the alternative milestones described below upon the occurrence of a Toggle Event:

▪	on or before March 27, 2020, binding bids in connection with the Sale Process shall be due;

▪	on or before April 5, 2020, the Company shall select a stalking horse bidder and commence the Chapter 11 cases to effectuate the Sale Process; and

▪	thereafter, certain additional milestones shall be applicable during the Chapter 11 cases;

◦	upon the occurrence of a Toggle Event, the following alternative milestones will apply:

▪
on or before twenty-six (26) days after a Toggle Event, the Company and the Ad Hoc Group Advisors shall reach an agreement in principle with respect to a restructuring support agreement (“RSA”) (such agreement not to be unreasonably withheld, conditioned or delayed);

▪
on or before thirty (30) days after a Toggle Event, the Company shall commence the Chapter 11 cases to consummate either (A) a sale transaction pursuant with the Lenders serving as a stalking horse, and entering into a stalking horse asset purchase agreement (the “Credit Bid APA”) in order to exercise their rights to credit bid under the Loan Documents or (B) a transaction backstopped by an executed RSA; and

▪	thereafter, certain additional milestones shall be applicable during the Chapter 11 cases;

•
To the extent either (i) a Toggle Event exists or (ii) the Company commences the Chapter 11 cases without a stalking horse asset purchase agreement with a bid sufficient to pay all obligations under the Term Loan Agreement (taking into account available cash in the case of cash fee, debt free bids), the Company shall prepay, on a ratable basis, within five (5) days prior to the commencement of the Chapter 11 cases all outstanding Loans under the Term Loan Agreement in an amount that, after giving effect to such prepayment, leaves the Company’s pro forma cash balance at an amount not to exceed $87.5 million.

•	the following exit payments will be paid in cash to each Lender on a pro rata basis in connection with repayment of the Loans under the Term Loan Agreement:

◦	if the Sale Process is approved by the Bankruptcy Court on or prior to July 15, 2020, then:

▪	if the Sale Process is consummated on or prior to July 15, 2020, 0.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 50 basis points); or

▪	if the Sale Process is consummated after July 15, 2020, 0.75% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 75 basis points); and

◦	if the Sale Process is not approved by the Bankruptcy Court on or prior to July 15, 2020, then:

▪	if the Sale Process is consummated on or prior to August 15, 2020, 1.00% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 100 basis points); or

▪	if the Sale Process is consummated after August 15, 2020, 2.00% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 200 basis points);

◦
upon the earlier to occur of (i) entry into the RSA, (ii) entry into the Credit Bid APA, and one day prior to the Company commencing the Chapter 11 Cases without a Stalking Horse APA, 2.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 250 basis points);

•
if at any time during the Sale Process no third-party bids exist which are sufficient to pay all obligations (net of available cash), then from the occurrence of such date until the date of a Standstill Event of Default, the interest margin payable in cash shall be further increased by 2.5% to LIBOR plus 12.50%.

Subject to a five business day cure period (the “Cure Period”), the Company’s failure to comply with the Affirmative Covenants and Milestones (other than perfection of the Lenders’ security interests (the “Excluded Milestones”)) during the Standstill Period would permit the Required Lenders to terminate the Standstill Period and exercise any rights and remedies under the Term Loan Agreement with respect to the Specified Matters or a Standstill Event of Default. The Company’s failure to comply with the Negative Covenants and Excluded Milestones during the Standstill Period would permit the Required Lenders to terminate the Standstill Agreement and constitute an immediate Event of Default under the Term Loan Agreement. The Company’s failure to comply with any Affirmative Covenants and Milestones (subject to the Cure Period), the Excluded Milestones, Negative Covenants or other covenants in the Second Amended Standstill Agreement would also result in a further increase of the interest margins payable with respect to outstanding Loans by 0.50%, payable in kind.

In addition, the Company agrees (1) not to make any payments in respect of judgments or settlements of certain ongoing litigation matters without the prior written consent of the Required Lenders and (2) to make payment of fees and expenses to the advisors of Ad Hoc Group (collectively, the “Other Covenants”). The failure to comply with any of the Other Covenants would constitute an immediate Event of Default under the Term Loan Agreement.

If an Event of Default occurs, the Lenders may accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies. If the Lenders take this action, the Company may not be able to repay the obligations under the Term Loan Agreement. If the Company does not have sufficient funds on hand to pay its debt when due, it may be required to seek Chapter 11 protection, refinance the debt, incur additional debt, sell assets, sell additional securities, and/or consummate the Sale Process. There can be no assurance that the Company will be able to consummate any of these transactions on commercially reasonable terms or at all. The failure to repay or refinance the obligations under the Term Loan Agreement when due and the uncertainties relating to the Company’s outstanding litigation may have a material adverse impact on the Company’s business, financial condition and results of operations.

Please see “Financial Condition and Liquidity-Other Liquidity Considerations” and “Risk Factors” - “There is no assurance that we will be able to comply with the covenants in the Second Amended Standstill Agreement and Term Loan Agreement or successfully execute the Sale Process contemplated thereby, creating substantial doubt about our ability to continue as a going concern.” and - “Our limited liquidity could materially and adversely affect our business operations”. Refer to Note 21 - “Subsequent Events” for further details on our Term Loans and Second Amended Standstill Agreement.

CONTRACTUAL OBLIGATIONS

In order to support the continued increase in the number of relevant and marketable pharmaceutical products that we market and sell, we will from time to time partner with outside firms for the development of selected products.  These development agreements frequently call for the payment of “milestone payments” as various steps in the process are completed in relation to product development and submission to the FDA for approval.  The dollar amount of these payments is generally fixed contractually, assuming that the required milestones are achieved; however, the timing of such payments is contingent based on a variety of factors and is therefore subject to change.  The amounts disclosed in the below table under the caption “Strategic partners (Milestones) - contingent payments” represents our best estimate of the amount and expected timing of the “milestone payments” and other fees we expect to pay to outside development partners based on our current contractual agreements with them.  These milestone payments are accrued as liabilities on our balance sheets once the milestones have been achieved.

As more fully described under Item 2 - “Properties”, we currently lease the facilities that we occupy in Gurnee, Illinois, Lake Forest, Illinois and Vernon Hills, Illinois, as well as in Ann Arbor, Michigan, Somerset, New Jersey, Cranbury, New Jersey and India.  We also lease various pieces of office equipment at these facilities, as well as at our manufacturing facilities in Decatur, Illinois and Amityville, New York.  Our remaining obligations under these leases are summarized in the table below.

The following table details our future contractual obligations as of December 31, 2019 (in thousands):

Description	Total	2020	2021	2022	2023	2024	2025 and beyond
Principal amount of Term Loans due in 2021 (1)	$851,957	$851,957	$—	$—	$—	$—	$—
Interest Payable – 11.8% Term Loans (1)	7,979	7,979	—	—	—	—	—
Estimated future pension benefit payments (2)	16,139	1,866	1,487	1,514	1,455	1,563	8,254
Inventory purchase commitments	7,320	3,922	1,440	280	280	280	1,118
Leases (3)	36,655	4,596	4,775	4,520	3,862	3,557	15,345
Strategic partners (Milestones) – contingent payments (4)	1,697	1,151	46	250	250	—	—
Total:	$921,747	$871,471	$7,748	$6,564	$5,847	$5,400	$24,717

(1) Pursuant to the terms of the First Amended Standstill Agreement, the Company was required to enter into a Comprehensive Amendment to the Term Loan Agreements satisfactory in form and substance to the Lenders by February 7, 2020. On February 12, 2020, the Company and certain of its subsidiaries entered into the Second Amended Standstill Agreement. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of (i) the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the Term Loan Agreement, or (ii) a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement. Pursuant to the Second Amended Standstill Agreement, we will market and conduct the Sale Process for substantially all of the Company’s assets. The Sale Process will be conducted in accordance with certain milestones, which will depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement. See Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” - “There is no assurance that we will be able to comply with the covenants in the Second Amended Standstill Agreement and Term Loan Agreement or successfully execute the Sale Process contemplated thereby, creating substantial doubt about our ability to continue as a going concern. ” and - “Our limited liquidity could materially and adversely affect our business operations.” for more information on the Second Amended Standstill Agreement, the Sale Process, and the risks related thereto. Refer to Note 7 - “Financing Arrangements” for further detail of our debt obligations as of and for the year ended December 31, 2019.

(2) The $8.3 million in the 2025 and beyond column represents estimated future pension benefit payments from 2025 through 2029 only.

(3) Includes approximately $11.4 million of reasonably assured renewal option payments.

(4) The strategic partner payments include our best estimates regarding if and when various contingencies and market opportunities will occur in 2020 and beyond.

OFF BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies and critical accounting estimates are described in Note 2 - “Summary of significant accounting policies” to the Consolidated Financial Statements and are herein incorporated by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements which may have an effect on the Company are described in Note 15 - “Recently issued and adopted accounting pronouncements” to the Consolidated Financial Statements and are herein incorporated by reference.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements which have had an effect on the Company are described in Note 15 - “Recently issued and adopted accounting pronouncements” to the Consolidated Financial Statements and are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2019, our principal debt obligations included the Term Loans with outstanding debt of $852.0 million.

As of the date of the filing of this Form 10-K until (but excluding) the date of a Standstill Event of Default, our spread will be (i) 9.00% per annum for any ABR Loan, and (ii) 10.00% per annum for any Eurodollar Loan irrespective of Ratings Level on such date; provided that 0.75% (i.e., 75 basis points) of such Applicable Rate shall be payable in kind by capitalizing and adding such amount to the outstanding principal balance of the Loans on the applicable Interest Payment Date.

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

At December 31, 2019, the majority of our cash and cash equivalents balance of $144.8 million was invested in overnight instruments, the interest rates of which may change daily.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included in Item 8 of this Form 10-K.

INDEX:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Comprehensive (Loss) for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Akorn, Inc.
Lake Forest, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Akorn Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle Related to Leases

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842 - Leases.

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
February 26, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Akorn, Inc.
Lake Forest, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Akorn, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

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

/s/ BDO USA, LLP
Chicago, Illinois
February 26, 2020

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144,804	$224,868
Trade accounts receivable, net	134,173	153,126
Inventories, net	170,047	173,645
Prepaid expenses and other current assets	31,023	32,180
TOTAL CURRENT ASSETS	480,047	583,819
PROPERTY, PLANT AND EQUIPMENT, NET	295,533	334,853
OTHER LONG-TERM ASSETS
Goodwill	267,923	283,879
Intangible assets, net	215,801	284,976
Right-of-use assets, net - Operating leases	22,445	—
Other non-current assets	6,890	7,730
TOTAL OTHER LONG-TERM ASSETS	513,059	576,585
TOTAL ASSETS	$1,288,639	$1,495,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$44,958	$39,570
Accrued royalties	5,956	6,786
Accrued compensation	13,005	19,745
Current portion of long-term debt (net of deferred financing costs)	843,328	—
Accrued administrative fees	31,725	36,767
Current portion of accrued legal fees and contingencies	23,673	52,413
Current portion of lease liability - Operating leases	2,290	—
Accrued expenses and other liabilities	20,652	15,542
TOTAL CURRENT LIABILITIES	985,587	170,823
LONG-TERM LIABILITIES
Long-term debt (net of non-current deferred financing costs)	—	820,411
Deferred tax liability	225	566
Uncertain tax liabilities	2,633	49,990
Long-term lease liability - Operating leases	22,021	—
Long-term portion of accrued legal fees and contingencies	33,000	—
Pension obligations and other liabilities	10,881	9,601
TOTAL LONG-TERM LIABILITIES	68,760	880,568
TOTAL LIABILITIES	1,054,347	1,051,391
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value —5,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, no par value — 150,000,000 shares authorized; 126,145,832 and 125,492,373 shares issued and outstanding at December 31, 2019 and 2018	595,521	574,553
Accumulated deficit	(333,938)	(107,168)
Accumulated other comprehensive (loss)	(27,291)	(23,519)
TOTAL SHAREHOLDERS’ EQUITY	234,292	443,866
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,288,639	$1,495,257

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(In Thousands, Except per Share Data)

	Year ended December 31,
	2019	2018	2017
REVENUES	$682,429	$694,018	$841,045
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	429,723	448,002	408,839
GROSS PROFIT	252,706	246,016	432,206
Selling, general and administrative expenses	273,871	279,749	216,483
Research and development expenses	37,500	47,321	44,988
Amortization of intangibles	39,765	53,472	61,443
Impairment of goodwill	15,955	—	—
Impairment of intangible assets	29,497	231,086	128,127
Litigation rulings, settlements and contingencies	44,179	22,814	4,049
TOTAL OPERATING EXPENSES	440,767	634,442	455,090
OPERATING (LOSS)	(188,061)	(388,426)	(22,884)
Amortization of deferred financing costs	(31,554)	(5,216)	(5,216)
Interest expense, net	(69,353)	(45,900)	(38,070)
Other non-operating income, net	1,190	1,360	6,972
(LOSS) BEFORE INCOME TAXES	(287,778)	(438,182)	(59,198)
Income tax (benefit)	(61,008)	(36,273)	(34,648)
NET (LOSS)	$(226,770)	$(401,909)	$(24,550)
NET (LOSS) PER COMMON SHARE:
Net (Loss), basic and diluted	$(1.80)	$(3.21)	$(0.20)
SHARES USED IN COMPUTING NET (LOSS) PER COMMON SHARE:
WEIGHTED AVERAGE BASIC AND DILUTED	125,977	125,383	124,790
COMPREHENSIVE (LOSS):
Net (loss)	$(226,770)	$(401,909)	$(24,550)
Unrealized holding (loss) gain on available-for-sale securities, net of tax of $1, $6 and ($157) for the years ended December 31, 2019, 2018 and 2017, respectively.	(5)	(21)	267
Foreign currency translation (loss) gain for the years ended December 31, 2019, 2018 and 2017, respectively.	(667)	(8,001)	6,150
Pension liability adjustment (loss) gain, net of tax of $787, $389 and ($403) for the year ended December 31, 2019, 2018 and 2017, respectively.	(3,100)	(1,529)	1,582
COMPREHENSIVE (LOSS)	$(230,542)	$(411,460)	$(16,551)

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019
(In Thousands)

	Common Stock		Retained Earnings (Accumulated Deficit)	Other Compre-hensive (Loss)	Total
	Shares	Amount	Amount	Amount	Amount
BALANCES AT DECEMBER 31, 2016	124,390	$521,860	$319,291	$(21,967)	$819,184
Consolidated net (loss)	—	—	(24,550)	—	(24,550)
Exercise of stock options	625	9,673	—	—	9,673
Compensation and share issuances related to restricted stock awards	138	7,736	—	—	7,736
Stock-based compensation expense - stock options	—	13,282	—	—	13,282
Foreign currency translation gain	—	—	—	6,150	6,150
Stock compensation plan withholdings for employee taxes	(62)	(2,079)	—	—	(2,079)
Unrealized holding gain on available-for-sale securities	—	—	—	267	267
Akorn AG pension liability adjustment gain	—	—	—	1,582	1,582
BALANCES AT DECEMBER 31, 2017	125,091	$550,472	$294,741	$(13,968)	$831,245
Consolidated net (loss)	—	—	(401,909)	—	(401,909)
Exercise of stock options	22	546	—	—	546
Employee stock purchase plan expense	146	2,809	—	—	2,809
Compensation and share issuances related to restricted stock awards	288	11,673	—	—	11,673
Stock-based compensation expense - stock options	—	9,830	—	—	9,830
Foreign currency translation (loss)	—	—	—	(8,001)	(8,001)
Stock compensation plan withholdings for employee taxes	(55)	(777)	—	—	(777)
Unrealized holding (loss) on available-for-sale securities	—	—	—	(21)	(21)
Akorn AG pension liability adjustment (loss)	—	—	—	(1,529)	(1,529)
BALANCES AT DECEMBER 31, 2018	125,492	$574,553	$(107,168)	$(23,519)	$443,866
Consolidated net (loss)	—	—	(226,770)	—	(226,770)
Exercise of stock options			—	—	—
Employee stock purchase plan expense		1,273	—	—	1,273
Compensation and share issuances related to restricted stock awards	751	14,751	—	—	14,751
Stock-based compensation expense - stock options	—	5,257	—	—	5,257
Foreign currency translation (loss)	—	—	—	(667)	(667)
Stock compensation plan withholdings for employee taxes	(97)	(313)	—	—	(313)
Unrealized holding (loss) on available-for-sale securities	—	—	—	(5)	(5)
Akorn AG pension liability adjustment (loss)	—	—	—	(3,100)	(3,100)
BALANCES AT DECEMBER 31, 2019	126,146	$595,521	$(333,938)	$(27,291)	$234,292

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net (loss)	$(226,770)	$(401,909)	$(24,550)
Adjustments to reconcile consolidated net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	70,300	82,805	85,173
Impairment of intangible assets	29,497	231,086	128,127
Goodwill impairment	15,955	—	—
Fixed asset impairment and other	39,894	6,135	—
Amortization of debt financing costs	31,554	5,216	5,216
Non-cash stock compensation expense	21,281	21,503	21,018
Non-cash interest expense	3,626	—	—
Income from available-for-sale securities	—	—	(3,032)
Deferred income taxes, net	(339)	(37,396)	(115,249)
Gain on sale of available-for-sale security	—	—	199
Other	(32)	421	(307)
Changes in operating assets and liabilities:
Trade accounts receivable, net	18,879	(11,627)	141,979
Inventories, net	3,877	9,694	(8,367)
Prepaid expenses and other current assets	(1,075)	3,847	(12,232)
Other non-current assets	1,229	(3,120)	(3,519)
Trade accounts payable	5,490	(5,002)	(9,223)
Accrued legal fees and contingencies	4,260	24,120	21,492
Uncertain tax liabilities	(47,357)	9,690	38,999
Accrued expenses and other liabilities	(7,188)	(4,357)	(18,091)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(36,919)	(68,894)	247,633
INVESTING ACTIVITIES:
Proceeds from disposal of assets	132	30	4,815
Payments for intangible assets	(87)	(50)	(200)
Purchases of property, plant and equipment	(30,447)	(69,111)	(95,170)
NET CASH (USED IN) INVESTING ACTIVITIES	(30,402)	(69,131)	(90,555)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	546	9,320
Stock compensation plan withholdings for employee taxes	(313)	(777)	(1,726)
Payments of contingent acquisition liabilities	—	(4,793)	—
Debt financing costs	(12,263)	—	—
Lease Payments	(352)	(14)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(12,928)	(5,038)	7,594
Effect of changes in exchange rate changes on cash and cash equivalents	62	(1,032)	1,183
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,187)	(144,095)	165,855
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	225,794	369,889	204,034
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$145,607	$225,794	$369,889

See notes to the consolidated financial statements.

AKORN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Basis of Presentation

Business: Akorn, Inc., together with its wholly-owned subsidiaries (“Akorn,” the “Company,” “we,” “our” or “us”) is a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals, branded as well as private-label over-the-counter consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products in alternative dosage forms. We focus on difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

Akorn, Inc. is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We have pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois and Cranbury, New Jersey. We maintain other corporate offices in Ann Arbor, Michigan and New Delhi, India.

Certain prior-period amounts have been reclassified to conform to current-period presentation including selling, general and administrative expenses and acquisition-related costs on the consolidated statements of comprehensive (loss).

Note 2 — Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. and its wholly-owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of Akorn India Private Limited (“AIPL”) and Akorn AG have been translated from Indian Rupees to U.S. dollars and Swiss Francs to U.S. dollars, respectively, based on the currency translation rates in effect during the period or as of the date of consolidation, as applicable.  The Company is not involved with variable interest entities.

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

Significant estimates and assumptions for the Company relate to the allowances for chargebacks, rebates, product returns, coupons, promotions and doubtful accounts, as well as the reserve for slow-moving and obsolete inventories, the carrying value and lives of goodwill and intangible assets, the useful lives of fixed assets, impairments of fixed assets, impairments of goodwill and intangible assets, the carrying value of deferred income tax assets and liabilities, the assumptions underlying share-based compensation, and accrued but unreported employee benefit costs and legal settlement accruals.

Going Concern: In connection with the preparation of the financial statements for the year ended December 31, 2019, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance of the financial statements. As of December 31, 2019, the Company had cash and cash equivalents of $144.8 million, working capital deficit of $505.5 million and accumulated deficit of $333.9 million. The Company had a loss from operations of $188.1 million and a net loss of $226.8 million for the year ended December 31, 2019.

As further described in Note 21 - “Subsequent Events,” on February 12, 2020, the Loan Parties entered into the Comprehensive Amendment in the form of the Second Amended Standstill Agreement with certain Standstill Lenders. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the loan agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement.

The Company evaluated the impact of entering into a Comprehensive Amendment in the form of the Second Amended Standstill Agreement with certain Standstill Lenders on its ability to continue as a going concern. There is no assurance that we will be able to comply with the covenants in the Second Amended Standstill Agreement and Term Loan Agreement or successfully execute the Sale Process contemplated. Accordingly, the impact of the Second Amended Standstill Agreement and the recurring losses from operations and net working capital deficiency create substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are filed.
Revenue Recognition: Revenue is recognized at a point in time upon the transfer of control of the Company’s products, which occurs upon delivery for substantially all of the Company’s sales. The promises within the contract that are distinct are primarily the Company’s supply of products, which represents a single performance obligation. The consideration the Company receives in exchange for its goods or services is only recognized when it is probable that a significant reversal will not occur. The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable consideration. The Company makes significant estimates for related variable consideration at the point of sale, including chargebacks, rebates, product returns, other discounts and allowances. All sales taxes are excluded from the transaction price. The Company expenses contract fulfillment costs when incurred since the amortization period would have been less than one year. Payment terms are primarily less than 90 days. See Note 15 – “Recently Issued and Adopted Accounting Pronouncements” for the discussion of the adoption of Accounting Standard Codification (“ASC”) Topic 606 Revenue from Contracts with Customers.

Provision for estimated chargebacks, rebates, discounts, managed care rebates, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

Freight:  The Company records shipping and handling expense related to product sales as cost of sales.

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents.  At December 31, 2019 and 2018, approximately $0.8 million and $0.9 million, respectively, of cash held by AIPL was restricted, and was reported within prepaid expenses and other current assets.

The following table sets forth the components of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows for the years ended December 31, 2019 and 2018 (in thousands):

Cash, Cash Equivalents, and Restricted Cash	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$144,804	$224,868
Restricted cash	803	926
Total cash, cash equivalents, and restricted cash	$145,607	$225,794

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

Chargebacks: The Company enters into contractual agreements with certain third parties such as retailers, hospitals, group-purchasing organizations (“GPOs”) and managed care organizations to sell certain products at predetermined prices. Similarly, we maintain an allowance for rebates and discounts related to billbacks, wholesaler fee for service contracts, GPO administrative fees, government programs, prompt payment and other adjustments with certain customers. Most of the parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. As noted elsewhere, these wholesalers represent a significant percentage of the Company’s gross sales. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. It typically takes four to six weeks from the time of sale to the wholesaler until the processing of the chargeback. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time revenues are recognized.

Management obtains product inventory reports from certain wholesalers to aid in analyzing the reasonableness of the chargeback allowance and to monitor whether wholesaler inventory levels significantly exceed customer demand. The Company assesses the reasonableness of its chargeback allowance by applying a product chargeback percentage that is based on a combination of historical activity and future price and mix expectations to the quantities of inventory on hand at the wholesalers according to wholesaler inventory reports. In addition, the Company estimates the percent of gross sales generated through direct and indirect sales channels and the percent of contract vs. non-contract revenue in the period, as these each affect the estimated reserve calculation. In accordance with its accounting policy, the Company also estimates the percent of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.

For the year ended December 31, 2019, the Company recorded a chargeback expense of $678.2 million, or 40.5% of gross sales of $1,674.2 million, compared to $830.0 million, or 44.0% of gross sales of $1,887.9 million in the prior year. The dollar and percent decreases from the comparative period were due to volume declines as well as changes in product and customer mix.

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

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside of the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 740 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $1.0 million or decrease the chargeback reserve by $2.6 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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

The allowance for rebates, administrative fees and others further takes into consideration price adjustments which are credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease, a shelf-stock adjustment credit may be given for product remaining in customer’s inventories at the time of the price reduction and is reserved at the point of sale. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protection are based upon specified terms with customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

Similar to rebates, the reserve for administrative fees and others represents those amounts processed related to contracts and other fee programs which have been in place with certain entities, but they are settled through cash payment to these entities and accordingly are accounted for as a current liability. Otherwise, administrative fees and others operate similarly to rebates.

For the year ended December 31, 2019, the Company recorded rebates, administrative fees and others of $241.5 million, or 14.4% of gross sales of $1,674.2 million, compared to $297.8 million, or 15.8% of gross sales of $1,887.9 million in the prior year. The dollar and percent decreases from the comparative period were primarily due to volume declines and lower failure to supply penalties. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing or contract pricing structures as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 740 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by $0.1 million or decrease the same reserve by $0.4 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods. Provisions are made at the time of sale based upon historical experience. Historical factors such as recall events as well as pending new developments like comparable product approvals or significant pricing movement that may impact the expected level of returns, are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the reserve required, the Company considers actual returns to date that are in process, wholesaler inventory levels and the expected impact of any product recalls to assess the magnitude of unconsumed product that may result in sales returns to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability of substitute products which can increase or decrease the pull through for sales of the Company’s products and ultimately impact the level of sales returns.

For the year ended December 31, 2019, the Company recorded a return expense of $30.7 million, or 1.8% of gross sales of $1,674.2 million, compared to $20.2 million, or 1.1% of gross sales of $1,887.9 million in the prior year. The dollar increase in the comparative period was primarily due to unfavorable outcome on disputed returns claims. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 0.5 months change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $0.8 million or a decrease of $0.7 million in the return reserve expense if the lag increases or decreases, respectively. The average 0.5 months change in the lag from the time of sale to the time the product return is processed was determined based on the difference between the high and low lag time for the past six month historical activities. This sensitivity analysis is a change from prior year comparative period which was determined based on the difference between the high and low lag time for the past twelve month historical activity. The prior method was needed to give a measurable variance to calculate a sensitivity. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

Allowance for Coupons, Advertising, Promotions and Co-Pay Discount Cards: The Company issues coupons from time to time that are redeemable against certain of our Consumer Health products. In addition to coupons, from time to time the Company authorizes various retailers to run in-store promotions and co-pay discounts for its products. At the point of sale, the Company records an estimate of the dollar value of coupons expected to be redeemed, the dollar amount owed back to the retailer and co-pay discount as variable consideration since the Company intends to continue to issue coupons, advertising promotions and co-pay discounts. The coupon estimate is based on historical experience and is adjusted as needed based on actual redemptions. Upon receiving confirmation that an advertising promotion was run, the Company adjusts the estimate of the dollar amount expected to be owed back to the retailer as needed. This estimate is then adjusted to actual upon receipt of an invoice from the retailer. Additionally, the Company provides consumer co-pay discount cards, administered through outside agents, to provide discounted products when redeemed. The Company records an estimate of the dollar value of co-pay discounts expected to be utilized based on historical experience and adjusts as needed based on actual experience.

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

As of December 31, 2019, the Company had a total of $10.0 million of past due gross accounts receivable and $5.8 million aged over 60 days. The Company performs monthly a detailed analysis of the receivables due from its customers and provides a specific reserve against known uncollectible items. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers, based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.  Accounts are written off once all reasonable collection efforts have been exhausted and/or when facts or circumstances regarding the customer (i.e. bankruptcy filing) indicate that the chance of collection is remote.

Inventories: Inventories are stated at the lower of cost and net realizable value (“NRV”) (see Note 4 - “Inventories, Net”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its NRV. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow-moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow-moving items and NRV. For the years ended December 31, 2019, 2018 and 2017, the Company recorded a provision for inventory obsolescence and NRV of $28.6 million, $27.3 million, and $21.4 million, respectively. The allowances for inventory obsolescence were $48.6 million and $46.5 million as of December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, the Company had a reserve of $3.1 million related to R&D raw materials that are not expected to be utilized prior to expiration while at the prior year end, the Company had approximately $4.0 million in reserves for R&D raw materials.

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives. Depreciation expense was $30.5 million, $29.3 million and $23.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the average estimated useful lives at acquisition of the Company’s property, plant and equipment, by asset category:

Asset category	Depreciable Life (years)
Buildings	30 - 50
Building and leasehold improvements	10 - 20
Furniture and equipment	7 - 20
Automobiles	5 - 7
Computer hardware and software	3 - 5

Intangible Assets: Intangible assets consist primarily of goodwill, which is carried at its initial value, subject to impairment testing, In-Process Research and Development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing rights, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, normally ranging from one year to thirty years.  The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows. If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. Goodwill impairment assessments are performed at the reporting unit level. The goodwill assessment involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill ("Step 1"). If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. Impairments are recorded within the impairment of intangible assets line in the consolidated statements of comprehensive (loss).

Leases: The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and month-to-month agreements. Our leases have initial lease terms of one to ten years, some of which include options to extend and/or terminate the lease. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. Certain leases have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less (“Short-term leases”) are not recorded on the Consolidated Balance Sheet. We recognize rent expense on a straight-line basis over the lease term. Right-of-use (“ROU”) assets, net represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The operating lease ROU assets also include any lease prepayments and are reduced by any lease incentives. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When the lease agreement does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. The Company adopted ASC 842 on January 1, 2019, using the modified retrospective method and did not restate comparative periods. See Note 9 - “Leasing Arrangements” for more information.

Earnings per Share: Basic net (loss) per share is based upon weighted average common shares outstanding. Diluted net (loss) per share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and restricted stock using the treasury stock method. Anti-dilutive shares excluded from the computation of diluted net (loss) per share for 2019, 2018 and 2017 include 7.0 million, 5.0 million and 3.6 million shares, respectively, related to options and other awards.

Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. See Note 11 - “Income Taxes” for more information.

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

-	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$144,804	$144,804	$—	$—

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$224,868	$224,868	$—	$—

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

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying consolidated statements of comprehensive (loss). Additionally, with the exception of administrative fees and others, which is included as a current liability, the ending reserve balances are included in trade accounts receivable, net in the Company’s consolidated balance sheets.

Trade accounts receivable, net consists of the following (in thousands):

	December 31,
	2019	2018
Gross accounts receivable (1)	$258,173	$308,305
Less reserves for:
Chargebacks (2)	(40,498)	(55,312)
Rebates (3)	(42,515)	(55,963)
Product returns	(33,127)	(35,146)
Discounts and allowances	(5,816)	(6,561)
Advertising and promotions	(1,508)	(1,574)
Doubtful accounts	(536)	(623)
Trade accounts receivable, net	$134,173	$153,126

(1) The reduction in the Gross accounts receivable balance as of December 31, 2019 when compared to the December 31, 2018 balance is due to the decline in gross sales in 2019 compared to the prior year.

(2) The decrease in the reserve for chargebacks as of December 31, 2019 compared to December 31, 2018 is primarily due to volume declines and changes in product and customer mix.

(3) The decrease in the reserve for rebates as of December 31, 2019 compared to December 31, 2018 is primarily due to volume declines, lower failure to supply penalties and timing of payments and settlements.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded the following adjustments to gross sales (in thousands):

	Year ended December 31,
	2019	2018	2017
Gross sales	$1,674,196	$1,887,862	$2,351,071
Less adjustments for:
Chargebacks (1)	(678,204)	(830,038)	(953,326)
Rebates, administrative fees and others (2)	(241,548)	(297,802)	(476,601)
Product returns (3)	(30,699)	(20,162)	(26,874)
Discounts and allowances	(32,555)	(36,933)	(45,292)
Advertising, promotions, and others	(8,761)	(8,909)	(7,933)
Revenues, net	$682,429	$694,018	$841,045

(1) The decrease in chargeback expense in 2019, compared to 2018 was due to volume declines as well as changes in product and customer mix.

(2) The decrease in rebates, administrative fees and other expenses in 2019, compared to 2018 was primarily due to volume declines and lower failure to supply penalties.

(3) The dollar increase in 2019, compared to 2018 was primarily due to unfavorable outcome on disputed returns claims.

The annual activity in the Company’s allowance for customer deductions accounts for the three years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Chargebacks	Rebates (1)	Returns	Discounts	Doubtful Accounts	Advertising & Promotions	Total
Balance at December 31, 2016	$80,360	$97,935	$43,689	$12,389	$960	$688	$236,021
Provision	953,326	416,125	26,874	45,292	—	7,933	1,449,550
Charges processed	(959,702)	(402,115)	(28,876)	(49,902)	(280)	(7,320)	(1,448,195)
Balance at December 31, 2017	$73,984	$111,945	$41,687	$7,779	$680	$1,301	$237,376
Provision	830,038	257,417	20,162	36,933	—	8,909	1,153,459
Charges processed	(848,710)	(313,399)	(26,703)	(38,151)	(57)	(8,636)	(1,235,656)
Balance at December 31, 2018	$55,312	$55,963	$35,146	$6,561	$623	$1,574	$155,179
Provision	678,204	218,635	30,699	32,555	—	8,761	968,854
Charges processed	(693,018)	(232,083)	(32,718)	(33,300)	(87)	(8,827)	(1,000,033)
Balance at December 31, 2019	$40,498	$42,515	$33,127	$5,816	$536	$1,508	$124,000

(1) As provisions for rebates, administrative fees and others represent both contra-receivables and current liabilities, depending on the method of settlement, the cumulative provision relating to rebates, administrative fees and others is bifurcated as applicable based on the associated consolidated balance sheet classification. Accordingly, for the years ended December 31, 2019, 2018 and 2017, an additional $22.9 million, $40.4 million and $60.5 million, respectively, of provision was associated with administrative fees and others.

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

Note 4 — Inventories, Net

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2019	2018
Finished goods	$85,700	$76,981
Work in process	10,614	13,870
Raw materials and supplies	73,733	82,794
Inventories, net	$170,047	$173,645

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value.

The activity in the allowance for excess, obsolete, and net realizable value inventory account for the two years ended December 31, 2019 and 2018, was as follows (in thousands):

	Years Ended December 31,
	2019	2018
Balance at beginning of year	$46,505	$34,402
Provision	28,593	27,341
Charges processed	(26,509)	(15,238)
Balance at end of year	$48,589	$46,505

Note 5 — Goodwill and Other Intangible Assets

Intangible assets consist primarily of Goodwill, which is carried at its initial value, subject to evaluation for impairment, In-Process Research and Development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing rights, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, normally ranging from one to thirty years.  Accumulated amortization of intangible assets was $203.1 million and $217.6 million at December 31, 2019 and 2018, respectively.  Amortization expense was $39.8 million, $53.5 million and $61.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.

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

During 2019, four product licensing rights were impaired due to a change in forecasts as a result of competition, resulting in impairment expenses of $29.3 million, compared to impairments expenses of $91.6 million on twenty-five product licensing rights in 2018, and $103.5 million on ten product licensing rights in 2017. Additionally, during 2019, one IPR&D project was impaired, while in 2018 and 2017, eighteen and three IPR&D projects were impaired primarily due to anticipated market conditions upon launch, resulting in impairment expenses of $0.2 million, $139.5 million and $24.6 million, respectively.

If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

As of December 31, 2019 and 2018, the Prescription Pharmaceuticals reporting unit had $251.2 million and $267.2 million of goodwill, respectively and the Consumer Health reporting unit had $16.7 million of goodwill. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. In its annual goodwill impairment analysis, the Company uses widely accepted valuation techniques to determine the fair value of its reporting units. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on sales and gross profit of each reporting unit as a percent of the total company results. During the first quarter of 2019, as a result of the Company's decision to explore strategic alternatives to exit the India manufacturing facility, the Company performed impairment testing and recorded a full goodwill impairment of $16.0 million of its India reporting unit. The Company performed its annual impairment test on October 1, 2019 and assessed qualitative factors, and substantiated with certain quantitative measures, to determine whether it was more-likely- than-not that the fair values of the reporting units were less than their carrying values (“Step 0”). The Company determined it was “more-likely-than-not” that the carrying values of its Prescription Pharmaceutical and Consumer Health reporting units were less than their fair values and, accordingly, the Company did not perform a quantitative analysis.

As a result of a significant deterioration in the price of common stock following the Company’s announcement of its exploration of strategic alternatives that included seeking to restructure its indebtedness and/or implement a strategic transaction, including a sale of its assets, with or without the protections of a filing under Chapter 11 of the U.S. Bankruptcy code, the Company performed an additional quantitative impairment test as of December 31, 2019. Due to the uncertainty of the outcome of these scenarios, the Company performed a probability-based approach when determining the weighted average fair value of the reporting units to incorporate into the Company’s estimate of all currently known potential outcomes and determined that the fair value of the Prescription Pharmaceutical reporting unit exceeded the carrying value by approximately 7.9% and the Consumer Health reporting unit fair value exceeded the carrying value by approximately 25.5% and, therefore, no goodwill impairment charge was necessary. As of December 31, 2019, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of approximately 20.9%. Given the continued downward trend in our share price in recent reporting periods, it is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to consider some portion or all of the remaining $267.9 million in goodwill of the Company’s reporting units to become impaired. If our assumptions regarding forecasted revenue or gross profit rates are not achieved, we may be required to record additional goodwill impairment charges in future periods relating to any of our reporting units, whether in connection with the next annual impairment testing in the fourth quarter of 2020 or prior to that, if any such change constitutes an interim triggering event. It is not possible to determine if any such future impairment charge would result or, if it does, whether such charge would be material. In addition, a continued decline in market conditions and/or changes in our market share could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair value of our reporting units and could result in an impairment charge in the foreseeable future.

There are a number of uncertain factors or events that exist which may result in a future triggering event and require an interim impairment analysis with respect to the carrying value of goodwill for the Company-owned reporting unit prior to our annual assessment. These internal and external factors include but are not limited to the following:

•	Inability to refinance our debt obligations;

•
Impacts on future cash flow estimates from a potential sale process on either an out-of-court or in-court basis potentially including through the filing of Chapter 11 under the U.S. Bankruptcy Code in order to effectuate a sale process;

•	Future market earnings multiples deterioration;

•	Our financial performance falls short of our projections due to internal operating factors;

•	Increased competition;

•	Deterioration of industry trends;

•	Economic recession; and

•	Other factors causing our cash flow to deteriorate.

If the triggering event analysis indicates the fair value of one of the Company’s reporting units has potentially deteriorated further, we may be required to perform an updated impairment assessment which may result in a non-cash impairment charge to reduce the carrying value of goodwill. Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. Given the continued substantial decline in the Company’s share price and the fact that the aforementioned uncertainties may not be resolved satisfactorily in the near-term, there can be no assurance that our estimates and assumptions used in the evaluation of goodwill and identified intangible assets for impairment, as of December 31, 2019, will prove to be accurate predictions of the future.

Changes in goodwill during the two years ended December 31, 2019 and 2018, were as follows (in thousands):

Goodwill
December 31, 2017	$285,310
Foreign currency translation	(1,431)
December 31, 2018	$283,879
Impairments	(15,955)
Foreign currency translation	(1)
December 31, 2019	$267,923

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2019, for those assets that are not already fully amortized (in thousands):

	Gross Carrying Amount (2)	Accumulated Amortization	Reclassifications	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Amortization Period (years)
Product licensing rights	$472,041	$(187,306)	$—	$(83,550)	$201,185	9.5
IPR&D	4,400	—	—	(200)	4,200	N/A - Indefinite lived
Trademarks	16,000	(7,231)	—	—	8,769	17.2
Customer relationships	4,225	(2,578)	—	—	1,647	6.3
Other intangibles	6,000	(6,000)	—	—	—	—
	$502,666	$(203,115)	$—	$(83,750)	$215,801

(1) Impairment of product licensing rights and IPR&D is stated at gross carrying cost of $83.6 million and $0.2 million less accumulated amortization of $54.3 million for product licensing rights as of the impairment dates. IPR&D is not subject to amortization. Accordingly, the total net impairment expense was $29.5 million, of which $29.3 million and $0.2 million, were recognized in product licensing rights and IPR&D respectively, for the year ended December 31, 2019.

(2) Differences in the Gross Amounts between periods are due to the additions during the year.

Changes in intangible assets during the two years ended December 31, 2019 and 2018, were as follows (in thousands):

	Product licensing rights	IPR&D	Trademarks	Customer relationships	Other intangibles
December 31, 2017	$402,340	$149,161	$10,624	$2,167	$5,192
Acquisitions	50	—	—	—	—
Amortization	(50,567)	—	(928)	(260)	(1,717)
Impairments	(88,492)	(139,461)	—	—	(3,133)
Reclassifications	5,300	(5,300)	—	—	—
December 31, 2018	$268,631	$4,400	$9,696	$1,907	$342
Acquisitions	87	—	—	—	—
Amortization	(38,236)	—	(927)	(260)	(342)
Impairments	(29,297)	(200)	—	—
December 31, 2019	$201,185	$4,200	$8,769	$1,647	$—

The amortization expense of acquired intangible assets for each of the following periods are expected to be as follows (in thousands):

Year ending December 31,	Amortization Expense
2020	$24,568
2021	24,568
2022	24,568
2023	24,137
2024	22,149
2025 and thereafter	91,611
Total	$211,601

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Land	$17,701	$17,608
Buildings and leasehold improvements	136,044	138,126
Furniture and equipment	258,933	240,080
	412,678	395,814
Accumulated depreciation	(177,312)	(158,824)
	235,366	236,990
Construction in progress	60,167	97,863
Property, plant and equipment, net	$295,533	$334,853

At December 31, 2019 and 2018, property, plant and equipment, net of $72.5 million and $91.9 million, respectively, was located outside the United States.

At December 31, 2019, the Company had $60.2 million of assets under construction which consisted primarily of manufacturing facility expansion and improvement projects. Depreciation will begin on these assets once they are placed into service. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. For the year ended December 31, 2019, the Company recorded impairment losses of $38.7 million compared to $6.1 million for the year ended December 31, 2018. Of the $38.7 million impairment, $37.7 million is a result of the Company's decision to explore strategic alternatives to exit the India manufacturing facility. The remaining net book value of the India manufacturing facility is $25.7 million, of which $20.9 million is related to property, plant and equipment, net. During 2019, the Company capitalized interest into PP&E in the amount of $3.5 million compared to $6.3 million in 2018.

Depreciation expense was $30.5 million, $29.3 million and $23.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 7 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., Akorn, Inc., together with certain of its subsidiaries (Akorn, Inc., together with such subsidiaries, the “Akorn Loan Parties”), entered into two term loan agreements (the “Term Loan Agreements” and the loans outstanding thereunder, the “Term Loans”) with certain lenders (the “Lenders”) and with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Term Loan Administrative Agent”). The aggregate principal amount of the Term Loans was $1,045.0 million. As of December 31, 2019, outstanding debt under the Term Loan Agreements was $852.0 million. As of December 31, 2019, the Term Loan has a market price of $956 per $1,000 of principal amount.

The Company believes it was in compliance with all applicable covenants in the Term Loan Agreements, which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities, as of December 31, 2019. As of December 31, 2019, the Term Loans were scheduled to mature on April 16, 2021.

On May 6, 2019, Akorn, Inc. (the “Company”) with an ad hoc group of Lenders (the “Ad Hoc Group”) and certain other Lenders (together with the Ad Hoc Group, the “Standstill Lenders”) entered into a Standstill Agreement and First Amendment (the “Original Standstill Agreement”) to the Company’s Loan Agreement, dated as of April 17, 2014, (as amended, supplemented or otherwise modified, the “Term Loan Agreement”) among the Company and certain of its subsidiaries (collectively, the “Loan Parties”), the lenders thereunder (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”). Pursuant to the terms of the Original Standstill Agreement, the Company was required to enter into a comprehensive amendment to the Term Loan Agreement (the “Comprehensive Amendment”). If the Company did not enter into a Comprehensive Amendment by December 13, 2019 or refinance or otherwise address the outstanding loans, an event of default would occur under the Term Loan Agreement.

On December 15, 2019, the Loan Parties entered into a First Amendment to Standstill Agreement and Second Amendment to Credit Agreement (the “First Amended Standstill Agreement”) with certain Standstill Lenders. Pursuant to the terms of the First Amended Standstill Agreement, the maximum duration of the “Standstill Period” was extended from December 13, 2019 to February 7, 2020 (the “Extended Standstill Period”).

The First Amended Standstill Agreement provides that, for the duration of the Extended Standstill Period, among other matters, neither the Administrative Agent nor the Lenders may (i) declare any Event of Default or (ii) otherwise seek to exercise any rights or remedies, in each case of clauses (i) and (ii) above, to the extent directly relating to any alleged Event of Default arising from any alleged breach of certain covenants contained in the Term Loan Agreement, to the extent the facts and circumstances giving rise to any such breach have been (x) publicly disclosed by the Company or (y) disclosed in writing by the Company to private side Lenders or certain advisors to the Ad Hoc Group (collectively, the “Specified Matters”).

In exchange for the agreement of the Standstill Lenders to standstill during the Extended Standstill Period, the First Amended Standstill Agreement provides, among other matters, that:

•	during the Extended Standstill Period:

◦
the Company must deliver certain financial and other information to the Lenders or their advisors, including without limitation, monthly financial statements with agreed upon adjustment, monthly operational statistics broken down by facility, pipeline reporting, 13-week cash flow forecasts, weekly variance reports, certain valuation reports, weekly status updates with respect to certain capital raising and certain regulatory information, and participate in various update calls with the Lenders and their advisors (the “Affirmative Covenants and Milestones”);

◦
the Company and its subsidiaries are restricted, among other matters, from (i) consummating certain asset sales and investments, (ii) making certain restricted payments, (iii) engaging in sale and leaseback transactions, (iv) incurring certain liens and indebtedness, (v) reinvesting any proceeds received from certain asset sales, and (vi) without the consent of the Required Lenders at such time, (A) designating any Restricted Subsidiary as an Unrestricted Subsidiary, or otherwise creating or forming any Unrestricted Subsidiary, (B) transferring any assets of the Company or any of its Restricted Subsidiaries to any Unrestricted Subsidiary, except as otherwise permitted under the Term Loan Agreement (after giving effect to the First Amended Standstill Agreement), and/or (C) releasing any existing Loan Guarantors or security interest granted under the Term Loan Agreement outside of the ordinary course of business (collectively, the “Negative Covenants”);

◦
the Company must pay a fee in an amount equal to 1.5% of the outstanding principal of any Loans prepaid or repaid during the Extended Standstill Period (other than as a result of any asset sale, condemnation event, incurrence of non-permitted indebtedness or excess cash flow);

◦
the Company and the Standstill Lenders will negotiate in good faith, and the Company will make a proposal with respect to the Comprehensive Amendment by January 10, 2020, reach an agreement in principle with respect to the Comprehensive Amendment by February 5, 2020, and enter into the Comprehensive Amendment by February 7, 2020;

◦
on the Second Amendment Effective Date, the Company must pay a one-time fee in an amount equal to 1.5% of the aggregate principal amount of the Loans of the Standstill Lenders (which fee must be paid in cash); and

◦
on the Second Amendment Effective Date, the interest margin payable by the Company with respect to outstanding Loans shall be increased by 3% (i.e., to LIBOR plus 1000 basis points), with LIBOR plus 9.25% payable in cash and 0.75% payable in kind, with interest payable monthly.

Subject to a five business day cure period (the “Cure Period”), the Company’s failure to comply with the Affirmative Covenants and Milestones (other than certain enumerated Milestones related to the Comprehensive Amendment and perfection of the Lenders’ security interests (the “Excluded Milestones”)) during the Standstill Period would permit the Required Lenders to terminate the Standstill Period and exercise any rights and remedies under the Term Loan Agreement with respect to the Specified Matters or a Standstill Event of Default. The Company’s failure to comply with the Negative Covenants and Excluded Milestones during the Standstill Period would permit the Required Lenders to terminate the Standstill Agreement and constitute an immediate Event of Default under the Term Loan Agreement. The Company’s failure to comply with any Affirmative Covenants and Milestones (subject to the Cure Period), the Excluded Milestones, Negative Covenants or other covenants in the First Amended Standstill Agreement would also result in a further increase of the interest margins payable with respect to outstanding Loans by 0.50%.

In addition, the Company agreed (1) not to make any payments in respect of judgments or settlements of certain ongoing litigation matters without the prior written consent of the Required Lenders, and (2) to make payment of fees and expenses to the advisors of Ad Hoc Group, and (3) to negotiate in good faith to enter into a Comprehensive Amendment on or prior to February 7, 2020 (collectively, the “Other Covenants”). The failure to comply with any of the Other Covenants would constitute an immediate Event of Default under the Term Loan Agreement. If an Event of Default occurred, the Lenders could accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies.

The execution of the First Amended Standstill Agreement should not be construed as (and does not constitute an admission as to) any right, remedy, claim, defense, liability or wrongdoing or responsibility on the part of any Standstill Party. Entry into the First Amended Standstill Agreement also should not be construed as (and does not constitute an admission as to) the occurrence of a Default or Event of Default.

On February 12, 2020, the Loan Parties entered into the Comprehensive Amendment in the form of the Second Amended Standstill Agreement with certain Standstill Lenders. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the loan agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement. See to Note 21 - “Subsequent Events” for further details on our Term Loans and Second Amended Standstill Agreement.

As of December 31, 2019, the $852.0 million outstanding principal amount of the Term Loans includes aggregate paid-in-kind fee and non-cash interest of $16.4 million and $3.6 million, respectively that are related to the Original Standstill Agreement and First Amended Standstill Agreement.

During the year ended December 31, 2019, the Company amortized $31.5 million of the total Term Loans-related costs, and added $28.7 million of deferred financing costs related to the Original Standstill Agreement and First Amended Standstill Agreement, resulting in $8.6 million of unamortized deferred financing costs as of December 31, 2019. The Company will amortize this balance using the straight-line method over the life of the Original Standstill Agreement and First Amended Standstill Agreement. During the years ended December 31, 2018 and 2017, the Company amortized $5.0 million and $5.0 million, respectively, of Term Loans-related costs. The increase in amortization of deferred financing fees in 2019 as compared to 2018 and 2017 was primarily the result of the Original Standstill Agreement and First Amended Standstill Agreement.

The Company's effective rate for 2019 was 9.03%. During the year ended December 31, 2019, the Company's spread was based upon the Ratings Level as documented below:

(a) prior to the First Amendment Effective Date, with respect to any Eurodollar Loan or any ABR Loan, as the case may be, the applicable rate per annum set forth below under the caption “Eurodollar Spread” or “ABR Spread”, as the case may be, based upon the Ratings Level applicable on such date:

Ratings Level	Index Ratings (Moody’s/S&P)	Adjusted LIBOR (Eurodollar) Spread	Adjusted Base Rate (ABR) Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

(b) commencing on (and including) the First Amendment Effective Date and ending on (but excluding) the Second Amendment Effective Date , with respect to any Eurodollar Loan or any ABR Loan, as the case may be, the applicable rate per annum set forth below under the caption “Eurodollar Spread” or “ABR Spread”, as the case may be, based upon the Ratings Level applicable on such date; provided that 0.75% (i.e., 75 basis points) of such Applicable Rate shall be payable in kind by capitalizing and adding such amount to the outstanding principal balance of the Loans on the applicable Interest Payment Date):

Ratings Level	Index Ratings (Moody’s/S&P)	Adjusted LIBOR (Eurodollar) Spread	Adjusted Base Rate (ABR) Spread
Level I	B1/B+ or higher	5.75%	4.75%
Level II	B2/B	6.25%	5.25%
Level III	B3/B- or lower	7.00%	6.00%

(c) commencing on (and including) the Second Amendment Effective Date and ending on (but excluding) the date of a Standstill Event of Default (i) 9.00% per annum for any ABR Loan, and (ii) 10.00% per annum for any Eurodollar Loan irrespective of Ratings Level on such date; provided that 0.75% (i.e., 75 basis points) of such Applicable Rate shall be payable in kind by capitalizing and adding such amount to the outstanding principal balance of the Loans on the applicable Interest Payment Date).

For the years ended December 31, 2019, 2018 and 2017, the Company recorded interest expense of $76.0 million, $56.9 million and $45.5 million, respectively in relation to the Term Loans. The increase in interest expense is related to higher interest rates, in part due to the Original Standstill Agreement and First Amended Standstill Agreement, during 2019, compared to 2018 and 2017.

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

Debt Maturities Schedule

Aggregate cumulative maturities of debt obligations as of December 31, 2019 are:

(In thousands)	2021 (1)
Maturities of debt	$851,957

(1) Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the loan agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement.

Note 8 — Earnings per Share

Basic net (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money and (ii) unvested RSUs and PSUs.

A reconciliation of the (loss) per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	2019	2018	2017
Net (Loss)	$(226,770)	$(401,909)	$(24,550)
Net (Loss) per Common Share:
Net (Loss) Basic and Diluted	$(1.80)	$(3.21)	$(0.20)
Shares used in computing net (loss) per common share:
Weighted average basic and diluted shares outstanding	125,977	125,383	124,790
Shares subject to stock options omitted from the calculation of (loss) per common share as their effect would have been antidilutive	4,736	3,686	3,035
Shares subject to unvested RSUs and PSUs omitted from the calculation of (loss) per common share as their effect would have been anti-dilutive	2,305	1,296	527

Note 9 — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and immaterial month-to-month agreements. Rent expense is recognized on a straight-line basis over the lease term. Rental expense under these leases was $6.5 million, $6.5 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the Company’s lease cost components (in thousands):

Year Ended December 31, 2019
Operating lease cost	$4,816
Amortization of finance lease assets	60
Interest on finance lease liabilities	10
Short-term lease cost	91
Variable lease cost	1,605
Sublease income	(43)
Total lease cost (1)	$6,539

(1) Of the total lease cost of $6.5 million during the year ended December 31, 2019, $3.5 million was included within selling, general and administrative expenses, $1.5 million was including within cost of sales, and $1.5 million was included in research and development expenses in the consolidated statement of comprehensive (loss).

The following table sets forth the Company’s supplemental cash flow information related to leases (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,701
Operating cash flows from finance leases	9
Financing cash flows from finance leases	352

Right-of-use assets, net obtained in exchange for new lease obligations:
Operating leases	24,764
Finance leases	$71

The following table sets forth the Company’s supplemental balance sheet information related to leases (in thousands):

December 31, 2019
Right-of-use assets, net:
Operating leases, gross	$24,564
Accumulated reduction	(2,119)
Operating leases, net	$22,445
Finance leases (included in “Other non-current assets”), gross	72
Accumulated depreciation	(21)
Finance leases (included in “Other non-current assets”), net	$51
Total Right-of-use assets, net	$22,496

Lease liabilities:
Current portion of Operating lease liability	$2,290
Long-term Operating lease liability	22,021
Total Operating lease liability	$24,311
Current portion of Finance lease (included in “Accrued expenses and other liabilities”) liability	$20
Long-term Finance lease (included in “Pension obligations and other liabilities”) liability	34
Total Finance lease liability	$54
Total Lease liabilities	$24,365

The following table sets forth the Company’s Weighted-average lease terms and discount rates (lease term in years):

December 31, 2019
Weighted-average remaining lease terms:
Operating leases	8.4 years
Finance leases	2.6 years

Weighted-average discount rates:
Operating leases	10.0%
Finance leases	5.5%

The following table sets forth the Company’s scheduled maturities of lease liabilities as of December 31, 2019 (in thousands):

Year ending December 31,	Operating leases	Finance leases
2020	$4,596	$23
2021	4,775	22
2022	4,520	13
2023	3,862	—
2024	3,557	—
2025 and beyond	15,345	—
Total lease payments (1)	$36,655	$58
Less: Imputed interest	$12,344	$4
Total lease liabilities	$24,311	$54

(1) Under ASC 842, the Company is required to take into consideration contractual lease renewal options that are reasonably assured to be exercised when determining the lease liability.  As of December 31, 2019, the Company has approximately $11.4 million of reasonably assured renewal option payments included in the total lease payments.

The following table sets forth the Company’s schedule of future minimum rental payments for operating leases under ASC 840 as of December 31, 2018 (in thousands):

Year ending December 31,
2019	$4,564
2020	4,647
2021	4,283
2022	3,724
2023	2,673
2024 and thereafter	6,976
Total	$26,867

Note 10 — Equity Compensation Plans

Stock Option Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants.  On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), setting aside 8.0 million shares of the Company’s common stock for issuance pursuant to equity awards. Subsequently, at the 2019 Annual Meeting of Shareholders on May 1, 2019, the Company’s shareholders approved a 4.4 million increase to the shares available for awards granted under the Omnibus Plan, raising the overall total to 12.4 million shares. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”), which was approved at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016. The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), performance share unit awards (“PSUs”) or various other instruments to employees, officers, directors and consultants.  Following shareholder approval of the Omnibus Plan, no new awards could be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms.

As of December 31, 2019, there were approximately 2.1 million stock options and thirty-three thousand two hundred RSU shares outstanding under the 2014 Plan.

Under the Omnibus Plan, there were approximately 4.5 million RSU shares, 1.0 million PSU shares and 2.7 million stock option award shares outstanding as of December 31, 2019. As of December 31, 2019, approximately 3.3 million shares remained available for future award grants under the Omnibus Plan.

Also granted in, and outstanding as of the year ended December 31, 2019, were inducement awards consisting of 0.5 million RSU shares, 0.3 million PSU shares and 0.4 million stock option award shares.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 - Compensation — Stock Compensation. Accordingly, stock-based compensation cost for stock options and RSUs is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the market rates on U.S. Treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, as necessary, if actual forfeitures differ from those estimates.

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

The Company recorded stock-based compensation expense of approximately $21.3 million, $21.5 million and $21.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Stock Option Awards

From time to time, the Company has granted stock option awards to certain employees, executives and directors. The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2019	2018	2017
Expected volatility	56.5%	—%	49.5%
Expected life (in years)	6.3	0	4.8
Risk-free interest rate	2.3%	—%	1.7%
Dividend yield	—	N/A	—
Weighted-average grant date fair value per stock option	$2.33	N/A	$9.25
Forfeiture rate	8.0%	—%	8.0%

The table below sets forth a summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2016	4,766	$27.27
Granted	66	21.28
Exercised	(623)	15.53
Forfeited or expired	(156)	28.2
Outstanding at December 31, 2017	4,053	$28.95
Granted	—	—
Exercised	(22)	24.99
Forfeited or expired	(613)	31.28
Outstanding at December 31, 2018	3,418	$28.55
Granted	3,237	4.24
Exercised	—	—
Forfeited or expired	(1,451)	25.31
Outstanding at December 31, 2019	5,204	$14.33	6.8	$—
Exercisable at December 31, 2019	1,808	$30.20	3.0	$—

(1)
Includes only those options that were in-the-money as of December 31, 2019. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and the timing and volume of option grants, exercises and forfeitures.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock at the end of the period and the exercise price of stock options. No stock options were exercised during the year ended December 31, 2019. The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017, was approximately $0.2 million and $9.8 million, respectively. As a result of the stock options exercised, the Company received cash and recorded additional paid-in-capital of approximately $0.5 million and $9.7 million during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2019, the total amount of unrecognized compensation cost related to non-vested stock options was approximately $7.2 million, which is expected to be recognized as expense over a weighted-average period of 2.9 years.

Restricted Stock Unit Awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. Historically, the majority of RSU grants to employees and executives have been pursuant to the Company's long-term incentive plans (the “LTIPs”), which allow for annual grants of RSUs to all eligible employees and executives. The RSU awards vest 25% per year on each of the first four anniversaries of the grant date. During the year ended December 31, 2019, the Company granted 4.4 million RSUs to certain employees, executives and directors. Of this total, 2.4 million RSUs were granted to certain employees as a retention incentive under the Omnibus Plan, and vest in full two years after grant date. Another 1.0 million RSUs were granted as LTIP and annual Director awards under the Omnibus Plan, 0.5 million RSUs were granted to executive new hires and 0.5 million RSUs were granted as an inducement award to the Company’s new President and Chief Executive Officer (“CEO”).

Set forth below is a summary of unvested RSU activity for the three years ended December 31, 2019, 2018 and 2017:

	Number of Shares (in thousands)	Weighted Average per Share Grant Date Fair Value
Unvested at December 31, 2016	416	$31.52
Granted	666	33.10
Vested	(137)	32.55
Forfeited	(57)	31.34
Unvested at December 31, 2017	888	$32.55
Granted (1)	1,711	16.07
Vested	(408)	30.22
Forfeited (1)	(548)	24.00
Unvested at December 31, 2018	1,643	$19.85
Granted	4,432	4.10
Vested	(631)	24.10
Forfeited	(370)	14.11
Unvested at December 31, 2019	5,074	$7.07

(1)
RSUs granted and forfeited during 2018 include 0.4 million RSUs held by the Company’s former CEO and COO that were modified to accelerate vesting. This modification was treated as forfeiture of the old awards and granting of new awards with modified vesting terms.

As of December 31, 2019, the total amount of unrecognized compensation cost related to RSU awards was approximately $24.9 million which is expected to be recognized as expense over a weighted-average period of 2.1 years.

Performance Share Unit awards

As of December 31, 2019, 1.2 million PSU award shares were granted to certain executives. Of this total, 1.0 million vest two years after grant with vesting level contingent upon meeting various performance conditions, while the remaining 0.2 million vest four years after grant with vesting level contingent on various market conditions. No PSU awards were granted by the Company prior to 2019.

Set forth below is a summary of unvested PSU activity for the year ended December 31, 2019:

	Total Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Performance Conditions	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Market Conditions	Weighted Average Grant Date Fair Value per Unit
Unvested at December 31, 2018	—	$—	—	$—	—	$—
Granted	1,239	$3.99	985	$4.06	254	$3.73
Vested	—	$3.99	—	$—	—	$—
Forfeited	(21)	$4.06	(21)	$4.06	—	$3.73
Unvested at December 31, 2019	1,218	$3.99	964	$4.06	254	$3.73

As of December 31, 2019, the total amount of unrecognized compensation cost related to PSU awards was approximately $2.6 million which is expected to be recognized as expense over a weighted-average period of 1.6 years.

Set forth below is a summary of the valuation inputs for PSUs granted with vesting subject to market conditions for the year ended December 31, 2019:

Valuation Inputs for PSUs with Vesting Subject to Market Conditions:
PSUs Issued (units in thousands)	254
Risk Free Rate	2.6%
Volatility	55.1%
Dividend	—
Valuation per Share	$3.73
Total Fair Value (in thousands)	$947

Expected Term	4 years

Forfeiture Rate Assumed	8.0%

LTIP Cash awards

In May 2019, the Company awarded $9.7 million in cash-based awards to certain non-executive employees in lieu of the customary RSUs as part of its 2019 LTIP grants. The cash awards are equivalent to the value of RSUs that would have been granted under the previous program design and will vest over two years and be paid in two equal installments after each of the first two anniversaries of the grant date. During the year ended December 31, 2019, the Company recorded $2.8 million in expense, net of forfeitures.

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

The initial offering period under the ESPP began in January 2017 and ran through the end of 2017. The Company did not have an ESPP offering period starting on July 1, 2017 and did not have any offering periods in 2018 pursuant to terms of the

Merger Agreement. During the year ended December 31, 2017, participants contributed approximately $2.8 million through payroll deductions toward the purchase of shares under the ESPP. The Company recorded stock-based compensation expense of $1.1 million during the year ended December 31, 2017 related to the ESPP.

The Company initiated two offering periods during 2019, one starting on February 1, 2019 and the second starting on July 1, 2019. However, the Company suspended the ESPP during the quarter ended December 31, 2019 and refunded all accumulated contributions.

For the year ended December 31, 2019, the Company recorded approximately $1.3 million in stock-based compensation expense related to the ESPP. In accordance with ASC 718, Compensation - Stock Compensation, the suspension of an ESPP does not result in reversal of previously recorded stock-based compensation expense, but rather an acceleration of the remaining unrecognized expense.

A total of 2.0 million shares of stock were set aside for issuance under the ESPP. Participants in the 2017 offering period acquired a total of 0.1 million shares. As of December 31, 2019, 1.9 million shares remain available for future issuance under the ESPP.

Note 11 — Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards.  These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.  On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and included additional requirements effective for the Company in 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”), a tax determined by base erosion and anti-abuse tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (“FDII”), and interest expense limitations.  The Company’s foreign subsidiaries do not have accumulated earnings.

The income tax (benefit) provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2019
Federal	$(61,951)	$195	$(61,756)
State	509	30	539
Foreign	—	209	209
	$(61,442)	$434	$(61,008)
Year ended December 31, 2018
Federal	$2,768	$(40,345)	$(37,577)
State	(1,677)	(2,093)	(3,770)
Foreign	32	5,042	5,074
	$1,123	$(37,396)	$(36,273)
Year ended December 31, 2017
Federal	$78,806	$(105,006)	$(26,200)
State	1,706	(9,785)	(8,079)
Foreign	89	(458)	(369)
	$80,601	$(115,249)	$(34,648)

The income tax provision differs from the “expected” tax expense computed by applying the U.S. Federal corporate income tax rates of 21% to loss before income taxes, as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Computed “expected” tax provision	$(60,433)	$(92,018)	$(20,719)
Change in income taxes resulting from:
State income taxes, net of Federal income tax	(7,402)	(11,667)	(537)
Change in state income tax rate, net of Federal income tax	728	(16)	(4,714)
Foreign income tax (benefit) provision	(2,623)	(1,658)	2,206
Deduction for domestic production activities	—	—	(2,527)
Stock compensation	4,565	2,480	(1,316)
R&D tax credits	(1,428)	(750)	(1,200)
Nondeductible acquisition fees	—	(1,165)	1,974
Uncertain tax positions	(47,357)	7,935	15,650
Federal rate change	—	(3,027)	(26,902)
Lapse of statute of limitations	(16,034)	570	1,561
Taxes receivable true up	2,651	—	—
Deferred tax adjustment	17,578	—	—
162(m) Officers Compensation Limitation	340	1,483	—
Other expense, net	408	934	1,201
Valuation allowance change	47,999	60,626	675
Income tax (benefit)	$(61,008)	$(36,273)	$(34,648)

The geographic allocation of the Company’s income before income taxes between U.S. and foreign operations was as follows (in thousands):

	2019	2018	2017
Pre-tax (loss) from U.S. operations	$(237,474)	$(428,299)	$(49,572)
Pre-tax (loss) from foreign operations	(50,304)	(9,883)	(9,626)
Total pre-tax (loss)	$(287,778)	$(438,182)	$(59,198)

Net deferred income taxes at December 31, 2019 and 2018 include (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry-forward	$51,125	$48,766
Stock-based compensation	8,912	9,071
Chargeback reserves	3,336	14,173
Reserve for product returns	8,001	8,012
Inventory valuation reserve	8,423	9,688
Legal reserve	15,294	—
Long-term debt	56,117	16,156
Other	16,793	16,444
Total deferred tax assets	$168,001	$122,310
Valuation allowance	(119,156)	(71,157)
Net deferred tax assets	$48,845	$51,153
Deferred tax liabilities:
Prepaid expenses	$(2,190)	$(2,137)
Right of Use Asset	(5,311)	—
Depreciation & amortization – tax over book	(41,534)	(49,547)
Other	$(35)	$(35)
Total deferred tax liabilities	$(49,070)	$(51,719)
Net deferred income tax (liability)	$(225)	$(566)

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and believes that it is not more likely than not that the deferred tax assets in the US, India, and Switzerland will be realized. Accordingly, the Company has recorded a full valuation allowance against US, India, and Switzerland deferred tax assets. The Company has a valuation allowance of $119.2 million, $71.2 million and $10.5 million against its deferred tax assets as of December 31, 2019, 2018 and 2017, respectively.

The deferred tax balances have been reflected gross on the balance sheet and are netted only if they are in the same jurisdiction.

The Company’s net operating loss (“NOL”) carry-forwards as of December 31, 2019 consist of four component pieces: (i) U.S. Federal NOL carry-forwards valued at $21.2 million, (ii) State NOL carry-forwards valued at $1.1 million (iii) foreign (Indian) NOLs of $26.4 million and (iv) foreign (Swiss) NOLs of $2.4 million.  The U.S. Federal NOL carry-forwards were obtained through the Merck Acquisition completed in the fourth quarter of 2013, the 2018 tax loss and the current year loss generated. State NOL carry-forwards are from the 2018 tax loss. The Company has established a full valuation allowance against U.S. Federal and State NOL carry-forwards due to uncertainty related to future earnings projections. The Indian NOL carry-forwards of $26.4 million relate to operating losses by the Company’s subsidiary in India, which was acquired in 2012. The Company has established a valuation allowance against this entire amount. A portion of the Swiss NOL was obtained through the Akorn AG acquisition completed in the first quarter of 2015 in addition to the loss generated in 2018 and 2019. The NOL carry-forwards begin to expire in 2023 and, accordingly, the Company has established a valuation allowance against the entire amount of NOL.

During 2019, the Company entered into the Original and First Amended Standstill Agreements, modifying its outstanding debt instruments to adjust interest and other provisions.  For income tax purposes, these debt modifications were treated as taxable exchanges of debt instruments, which created cancellation of debt income, current interest expense, and deferred interest expense under the original issue discount rules.  The Company’s NOL and deferred interest carryovers were adjusted to reflect the impact of these transactions.

The Company’s U.S. Federal income tax returns filed for years 2016 through 2018 are open for examination by the Internal Revenue Service.  The majority of the Company’s state and local income tax returns filed for years 2016 through 2018 remain open for examination as well.

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

Based on its review as of December 31, 2019, the Company determined that it would not recognize tax benefits as follows (in thousands):

Balance at December 31, 2016	$1,301
Additions relating to 2017	416
Additions relating to prior years	$24,297
Reductions of exposures relating to prior years	(619)
Balance at December 31, 2017	$25,395
Additions relating to 2018	269
Additions relating to prior years	4,425
Reductions of exposures relating to prior years	(702)
Balance at December 31, 2018	$29,387
Reductions of exposures relating to prior years	(26,992)
Lapse of statute of limitations	$(33)
Balance at December 31, 2019	$2,362

If recognized, $2.4 million of the above positions will impact the Company’s effective rate. The Company released approximately $27.1 million of the uncertain tax position that was reflected in the 2018 financial statements, due to the IRS acceptance of the non-automatic accounting method change related to chargebacks and rebate reserves in 2019. Due to the uncertainty of both timing and resolution of potential income tax examinations, the Company is unable to determine whether the remaining December 31, 2019 balance of uncertain tax positions could significantly change during the next twelve months.  The Company accounts for interest and penalties as income tax expense. In the year ended December 31, 2019, the Company released $8.6 million of penalties and $12.0 million of interest that was accrued in the prior year. During 2019, the Company recorded $0.2 million of interest related to uncertain tax positions resulting in a total accrued interest balance of approximately $0.3 million as of December 31, 2019.

Note 12 — Segment Information

The Company has two operating segments, which constitute the Company’s two reportable segments and the Company’s CEO is the CODM, as defined in ASC Topic 280 - Segment Reporting. Our performance is assessed and resources allocated by the CODM based on the following two reportable segments:

•	Prescription Pharmaceuticals

•	Consumer Health

The Company’s Prescription Pharmaceuticals segment principally consists of generic and branded prescription pharmaceuticals products which span a broad range of indications as well as a variety of dosage forms including: sterile ophthalmics, injectables and inhalants, and non-sterile oral liquids, topicals and nasal sprays. The Company’s Consumer Health segment principally consists of animal health and over-the-counter (“OTC”) products, both branded and private-label.  OTC products include, but are not limited to, a suite of products for the treatment of dry eye sold under the TheraTears® brand name.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CODM oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reportable segment is presented below (in thousands):

	Years ended December 31,
	2019	2018	2017
REVENUES, NET:
Prescription Pharmaceuticals	$604,212	$620,669	$772,524
Consumer Health	78,217	73,349	68,521
Total revenues, net	$682,429	$694,018	$841,045
GROSS PROFIT:
Prescription Pharmaceuticals	$217,767	$213,560	$402,082
Consumer Health	34,939	32,456	30,124
Total gross profit	$252,706	$246,016	$432,206

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment. Financial information including revenues and gross profit by product or product line is not provided, as to do so would be impracticable.

During the years ended December 31, 2019, 2018 and 2017, approximately $13.2 million, $16.4 million and $25.5 million of the Company’s net revenue, respectively, was from customers located in foreign countries. All of the net revenue was related to our Prescription Pharmaceutical segment.

The carrying amounts of Goodwill by segment were as follows (in thousands):

	Prescription Pharmaceuticals	Consumer Health	Total
December 31, 2017	$268,593	$16,717	$285,310
Acquisitions and other adjustments	—	—	—
Impairments	—	—	—
Dispositions	—	—	—
Foreign currency translations	(1,431)	—	(1,431)
December 31, 2018	$267,162	$16,717	$283,879
Acquisitions and other adjustments	—	—	—
Impairments	(15,955)	—	(15,955)
Dispositions	—	—	—
Foreign currency translations	(1)	—	(1)
December 31, 2019	$251,206	$16,717	$267,923

Note 13 — Commitments and Contingencies

The Company has entered into strategic business agreements for the development and marketing of pharmaceutical products with companies.

Each strategic business agreement generally includes a future payment schedule for contingent milestone payments and in certain agreements, minimum royalty payments.  The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timeline, successful product testing and validation, successful clinical studies, U.S. Food and Drug Administration (“FDA”) or other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments or minimum royalty payments is individually material to the Company.

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

The table below summarizes contingent, potential milestone payments that would become due to strategic partners in the years 2020 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2020	$1,151
2021	46
2022	250
2023	250
Total	$1,697

The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Legal proceedings which may have a material effect on the Company have been further disclosed in Note 19 - “Legal Proceedings”.

Note 14 — Supplemental Cash Flow Information

The following table sets forth the Company’s supplemental cash flow (in thousands):

	Year ended December 31,
	2019	2018	2017
Amount paid for interest	$64,536	$57,144	$45,472
Standstill related aggregate paid-in-kind interest	16,394	—	—
Accrued capital expenditures	$6,333	$6,492	$13,824
Standstill related non-cash interest	3,626	—	—
Amount (refund) paid for income taxes, net	(14,530)	9,261	42,003

Note 15 — Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-15 — Intangibles — Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company believes that the adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

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

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under this ASU, an entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The standard was adopted on January 1, 2019, and did not have a material impact on the Company's financial statements or financial statement disclosures.

In February 2016, FASB issued ASU No. 2016-02 - Leases (Topic 842), as modified by subsequently issued ASUs 2019-01, 2018-10, 2018-11 and 2018-20 (collectively ASU 2016-02). ASU 2018-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. The new standard initially required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. In July 2018, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. We elected the practical expedient to not separate non-lease components, to not provide comparative reporting periods and the ‘package of practical expedients’, which permits us to forgo reassessment of our prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to the effective date. We did not elect the use-of-hindsight practical expedient. We adopted the ASC on January 1, 2019, using the modified retrospective method and did not restate comparative periods. At adoption, we recorded Total Lease liabilities of $24.7 million and Total Right-of-use assets, net of $23.0 million in our consolidated statement of financial position. The impact on the Company’s results of operations did not materially differ from recorded amounts under ASC 840. The impact of the adoption of this ASU is non-cash in nature and therefore did not materially affect the Company’s cash flows. See Note 9 - “Leasing Arrangements” for additional disclosures.

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

In May 2014, FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASU 2014-09). ASU 2014-09 superseded the revenue recognition requirements in ASC (Topic 605) Revenue Recognition, and most industry specific guidance. This ASU also supersedes some cost guidance included in ASC 605-35 Revenue Recognition Construction Type and Production Type Contracts. Similar to the previous guidance, the Company makes significant estimates related to variable consideration at the point of sale, including chargebacks, rebates, product returns, and other discounts and allowances. Revenue is recognized at a point in time upon the transfer of control of the Company's products, which occurs upon delivery for substantially all of the Company's sales. The Company has adopted the practical expedient to exclude all sales taxes and contract fulfillment costs from the transaction price. The Company adopted the standard effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. See Note 16 - “Customer, Supplier and Product Concentration” for the disaggregation of net revenues by major customers.

Note 16 — Customer, Supplier and Product Concentration

Customer Concentration

In the years ended December 31, 2019, 2018 and 2017, a significant portion of the Company’s gross and net revenues reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of December 31, 2019, 2018 and 2017 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) collectively referred to herein as the “Big 3 Wholesalers”, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other individual customer accounted for 10% or more of gross sales, net revenue or gross trade receivables for the indicated dates and periods.

If sales to the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. The Company is subject to credit risk from its accounts receivable, heavily weighted to the Big 3 Wholesalers, but as of and for the years ended December 31, 2019, 2018 and 2017, the Company has not experienced significant losses with respect to its collection of these gross accounts receivable balances.

The following table sets forth the Company’s gross trade accounts receivable, gross sales and net revenue disaggregated by major customers for the periods indicated:

Gross Accounts Receivable as of December 31,
	2019		2018		2017
Disaggregation of gross A/R by major customers	Gross Accounts Receivable	Gross Accounts Receivable %	Gross Accounts Receivable	Gross Accounts Receivable %	Gross Accounts Receivable	Gross Accounts Receivable %
Amerisource	$56,945	22.0%	$55,160	17.9%	$99,771	26.3%
Cardinal	40,158	15.6%	59,443	19.3%	79,731	21.1%
McKesson	118,258	45.8%	149,000	48.3%	146,321	38.6%
Combined Total	215,361	83.4%	263,603	85.5%	325,823	86.0%
Other	42,812	16.6%	44,702	14.5%	52,936	14.0%
Grand Total	$258,173	100.0%	$308,305	100.0%	$378,759	100.0%

Gross Sales
	2019		2018		2017
Disaggregation of gross sales by major customers	Gross Sales	Gross Sales %	Gross Sales	Gross Sales %	Gross Sales	Gross Sales %
Amerisource	$348,030	20.8%	$386,543	20.5%	$554,690	23.6%
Cardinal	354,253	21.2%	390,438	20.7%	411,458	17.5%
McKesson	680,478	40.6%	789,620	41.8%	918,157	39.1%
Combined Total	1,382,761	82.6%	1,566,601	83.0%	1,884,305	80.2%
Other	291,435	17.4%	321,261	17.0%	466,766	19.8%
Grand Total	$1,674,196	100.0%	$1,887,862	100.0%	$2,351,071	100.0%

Net Revenue
	2019		2018		2017
Disaggregation of net revenues by major customers	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %
Amerisource	$138,667	20.3%	$144,776	20.9%	$160,671	19.1%
Cardinal	115,489	16.9%	109,747	15.8%	150,257	17.9%
McKesson	157,572	23.1%	173,363	25.0%	222,715	26.5%
Combined Total	411,728	60.3%	427,886	61.7%	533,643	63.5%
Other	270,701	39.7%	266,132	38.3%	307,402	36.5%
Grand Total	$682,429	100.0%	$694,018	100.0%	$841,045	100.0%

Sales to the Big 3 Wholesalers primarily represent purchases of products in the Prescription Pharmaceuticals segment and generate the majority of the Prescription Pharmaceuticals segment revenue. The Prescription Pharmaceuticals segment revenue represented 88.5%, 89.4% and 91.9%, of the net revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Chain pharmacies are the major customers in the Consumer Health segment. For more information, see Note 12 - “Segment Information”.

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

No individual supplier represented 10% or more of the Company’s purchases in any of the years ended December 31, 2019, 2018 and 2017.

Product Concentration

In the years ended December 31, 2019 and 2018, none of the Company’s products represented 10% or more of total net revenue, while in the year ended December 31, 2017, Ephedrine Sulfate Injection represented approximately 10% of the Company’s total net revenue. The Company attempts to minimize the risk associated with product concentration by continuing to acquire and develop new products to add to its portfolio.

Note 17 — Related Party Transactions

During the years ended December 31, 2019, 2018 and 2017, the Company obtained legal services from Polsinelli PC, a law firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is an attorney and shareholder, totaling $6.5 million, $4.1 million and $0.8 million, respectively. As of December 31, 2019, 2018 and 2017, $0.9 million, $1.3 million and $0.1 million, respectively, was payable to the firm.

The Company also obtained and paid legal services totaling $0.1 million and $0.5 million during the years ended December 31, 2019 and 2018, respectively from Segal McCambridge Singer & Mahone, a firm for which the brother in law of the Company's Executive Vice President, General Counsel and Secretary is a partner.

Note 18 — Selected Quarterly Financial Data (Unaudited)

				Net (Loss) Income
(In thousands, except per share amounts)	Revenues	Gross Profit	Operating (Loss) Income (2)	Amount	Per Basic Share	Per Diluted Share
Year Ended December 31, 2019:
4th Quarter	$162,257	$59,807	$(43,980)	$(80,660)	$(0.64)	$(0.64)
3rd Quarter (1)	176,244	71,402	8,768	47,670	0.38	0.38
2nd Quarter	178,057	67,984	(87,366)	(111,599)	(0.89)	(0.89)
1st Quarter	$165,871	$53,513	$(65,483)	$(82,181)	$(0.65)	$(0.65)
Year Ended December 31, 2018:
4th Quarter	$153,386	$25,247	$(195,865)	$(215,038)	$(1.71)	$(1.71)
3rd Quarter	165,625	57,262	(75,980)	(70,140)	(0.56)	(0.56)
2nd Quarter	190,944	81,279	(91,166)	(87,984)	(0.70)	(0.70)
1st Quarter	$184,063	$82,228	$(25,415)	$(28,747)	$(0.23)	$(0.23)

(1) The third quarter 2019 net income was primarily due to a higher operating income and income tax (benefit). See Note 11 - “Income Taxes” for further details.

(2) The significant increase in operating loss in the fourth quarter of 2018 compared to the prior 2018 quarters, was primarily due to impairments of intangibles assets, net. See Note 5 - “Goodwill and Other Intangible Assets” for further details.

Note 19 — Legal Proceedings

Akorn, Inc. v. Fresenius Kabi AG
On April 22, 2018, Fresenius Kabi AG delivered to Akorn a letter purporting to terminate the Merger Agreement. On April 23, 2018, Akorn filed a complaint entitled Akorn, Inc. v. Fresenius Kabi AG, Quercus Acquisition, Inc. and Fresenius SE & Co. KGaA, in the Court of Chancery of the State of Delaware for breach of contract and declaratory judgment, alleging among other things, that the defendants anticipatorily breached their obligations under the Merger Agreement and knowingly and intentionally engaged in a series of actions designed to hamper and ultimately block the Merger. The complaint sought, among other things, a declaration that Fresenius Kabi AG’s termination was invalid, an order enjoining the defendants from terminating the Merger Agreement, and an order compelling the defendants to use reasonable best efforts to consummate and make effective the Merger. On April 30, 2018, the defendants filed a verified counterclaim alleging that, due primarily to purported data integrity deficiencies, the Company had breached representations, warranties and covenants in the Merger Agreement, and that it had experienced a material adverse effect. The verified counterclaim sought, among other things, a declaration that defendants’ purported termination of the Merger Agreement was valid and that defendants were not obligated to consummate the transaction, and damages.
Following expedited discovery, the Court of Chancery held a trial on the parties’ claims (the “Delaware Action”). On October 1, 2018, following the conclusion of post-trial briefing, the Court of Chancery issued an opinion (the “Opinion”) denying Akorn’s claims for relief and concluding, among other things, that Fresenius Kabi AG had validly terminated the Merger Agreement. The Court of Chancery concluded that Akorn had experienced a material adverse effect due to its financial performance following the signing of the Merger Agreement; that Akorn had breached representations and warranties in the Merger Agreement and that those breaches would reasonably be expected to give rise to a material adverse effect; that Akorn had materially breached covenants in the Merger Agreement; and that Fresenius was materially in compliance with its own contractual obligations. On October 17, 2018, the Court of Chancery entered partial final judgment against Akorn on its claims and in favor of the Fresenius parties on their claims for declaratory judgment, but held proceedings on the Fresenius parties’ damages claims in abeyance pending the resolution of any appeal from the partial final judgment.
On December 7, 2018, the Delaware Supreme Court affirmed the Court of Chancery’s opinion denying Akorn’s claims and granting the defendants’ counterclaim for a declaration that the termination was valid. On December 27, 2018, the Delaware Supreme Court issued a mandate returning the case to the Court of Chancery for consideration of all remaining issues.
After having sought from the Court of Chancery thirty days to discuss the potential resolution of the Fresenius parties’ damages, on February 19, 2019, the parties filed a joint letter advising the Court that they have been unable to resolve the Fresenius parties’ damages claims. The Fresenius parties stated their intention to seek leave to amend their counterclaims to assert a new claim for fraud and that they would seek an expedited trial on such claim purportedly due to Akorn’s financial condition. The Fresenius parties’ motion for leave to amend and supplement their counterclaim and the proposed amended and supplemented counterclaim was filed on February 20, 2019. It sought damages of approximately $102 million. After Akorn filed an opposition to the motion and the Fresenius parties filed a reply, the Court of Chancery denied the Fresenius parties’ motion on February 28, 2019.
On August 16, 2019, the Fresenius parties filed a motion for summary judgment seeking damages of approximately $123 million. On September 30, 2019, Akorn filed a cross-motion for summary judgment and opposition to the Fresenius parties’ motion. On November 14, 2019, Fresenius adjusted its claim to seek damages of approximately $117 million. Briefing on the motions was completed on December 9, 2019. The Court of Chancery has scheduled a hearing on the cross-motions for summary judgment for April 22, 2020.
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

On May 31, 2018, the Court appointed Gabelli & Co. Investment Advisors, Inc. and Gabelli Funds, LLC as lead plaintiffs pursuant to the Private Securities Litigation Reform Act (“PSLRA”), approved their selection of lead counsel and liaison counsel and amended the case caption to In re Akorn, Inc. Data Integrity Securities Litigation (the “Securities Class Action Litigation”). On June 26, 2018, the Court denied a motion to lift the PSLRA stay, subject to entry of a preservation order.
On September 5, 2018, lead plaintiffs filed an amended complaint asserting (i) claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Fraud Claims”) against Defendants Akorn, Rajat Rai, Duane Portwood, Mark Silverberg, Alan Weinstein, Ronald Johnson and Brian Tambi; and (ii) claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Proxy Claims”) against defendants Akorn, Rajat Rai, John Kapoor, Alan Weinstein, Kenneth Abramowitz, Adrienne Graves, Ronald Johnson, Steven Meyer, Terry Rappuhn and Brian Tambi. The amended complaint alleged that, from November 3, 2016, to April 20, 2018, defendants knew or recklessly disregarded widespread institutional data integrity problems at Akorn’s manufacturing and research and development facilities, while making or causing Akorn to make contrary misleading statements and omissions of material fact concerning the Company’s data integrity at its facilities. The amended complaint alleged that corrective information was provided to the market on two separate dates, causing non-insider shareholders to lose over $1.07 billion and $613 million in value respectively. The amended complaint sought an award of equitable relief and damages.
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
Following a conference, the Court entered an order finding the Securities Class Action Litigation and Wickstrom Action to be related and requesting the reassignment of the Wickstrom Action. The Court also extended the discovery and pretrial deadlines.
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
On June 11, 2019, the Court entered an order finding the Securities Class Action Litigation and Twin Master Fund Action to be related and requesting reassignment of the Twin Master Fund Action. The Court later disassociated the Twin Master Fund Action from the Securities Class Action Litigation.
On July 5, 2019, lead plaintiffs filed a motion seeking certification of a proposed class of all persons or entities that purchased or otherwise acquired Akorn’s common stock between November 3, 2016 and January 8, 2019, inclusive, and were damaged thereby.
On July 10, 2019, plaintiffs Manikay Master Fund, LP and Manikay Merger Fund, LP, purported shareholders of the Company, filed a complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, and common law fraud (the “Manikay Master Fund Action”) against the Company, Rai, Portwood, Weinstein, Johnson and Tambi. The complaint alleges that defendants made or caused Akorn to make materially false or misleading statements and/or material omissions concerning the Company’s compliance with FDA regulations, among other things. The complaint seeks, among other things, an award of damages, punitive damages and expenses. At a July 30, 2019 conference, the Court entered a finding of relatedness with respect to the Manikay Master Fund Action, and requested reassignment of that action. The Court later disassociated the Manikay Master Fund Action from the Securities Class Action Litigation. On September 13, 2019, defendants moved to dismiss the complaints in the Twin Master Fund Action and Manikay Master Fund Action. Briefing on defendants’ motions to dismiss was completed on November 5, 2019.
At a July 30, 2019, conference, the parties to the Securities Class Action Litigation disclosed to the Court that they had reached a non-binding agreement in principle, to settle the action that, if consummated, would provide for, among other things, the dismissal of that action and the release of all claims asserted by or on behalf of the putative class in that action.
Under the terms of the non-binding agreement in principle, the putative class would release its claims in exchange for a combination of (i) up to $30 million in insurance proceeds from the Company's D&O insurance policies (the “D&O Proceeds Payment”), (ii) the issuance by the Company of approximately 6.5 million shares of the Company's common stock and any additional shares of Company common stock that are released as a result of the expiration of out of the money options through December 31, 2024 and (iii) the issuance by the Company of contingent value rights (“CVR”) with a five year term, subject to an extension of up to two years under certain circumstances. Under the terms of the non-binding agreement in principle, holders of the CVR would be entitled to receive an annual cash payment from the Company of 33.3% of “Excess EBITDA” (i.e., earnings before interest, taxes, depreciation and amortization (“EBITDA”) above the amount of EBITDA required to meet a 3.0x net leverage ratio, assuming a $100 million minimum cash cushion, before any such CVR payment is triggered). To the extent any such annual payments are triggered under the CVR, they are capped at an aggregate of $12 million per year and $60 million in the aggregate during the term of the CVR.
Upon certain change of control transactions during the term of the CVR, if the Company’s first lien term loan lenders and holders of the Company’s other debt are repaid in full, CVR would entitle the holders to a cash payment in the aggregate amount of $30 million (the “Change of Control Payment”). If the Company is the subject of a voluntary or involuntary bankruptcy filing during the term of the CVR, the CVR agreement would provide that holders of the CVR would receive in the aggregate a $30 million unsecured claim (which unsecured claim will be subordinated to any deficiency claim of the Company's first lien term loan lenders and holders of the Company's other secured debt in any such bankruptcy case) (the “Bankruptcy Claim”). The $60 million cap on annual payments would not apply to the Change of Control Payment or the Bankruptcy Claim, if any. No further amounts would be payable under the CVR following such a change of control transaction or bankruptcy event.

The Company and the other defendants in the Securities Class Action Litigation have denied and continue to deny each and all of the claims alleged in the action, and the entry into the non-binding agreement in principle is not an admission of wrongdoing or acceptance of fault by the Company or any of the other defendants.
On August 9, 2019, the lead plaintiffs filed a motion for preliminary approval of the proposed settlement, approval of the form of class notice and a hearing date for final settlement approval (the “Final Approval Hearing”), with supporting papers, including the executed Stipulation of Settlement setting forth the agreed terms and conditions of the settlement. On August 26, 2019, the Court formally entered an order (the “Preliminary Approval Order”) preliminarily approving the proposed settlement, approving the form of class notice, and setting a hearing on final approval of the settlement for December 3, 2019. Pursuant to the Preliminary Approval Order: lead plaintiffs were required to file a motion for final approval of the proposed settlement, the proposed plan of allocation and lead counsel’s motion for attorneys’ fees and litigation expenses no later than thirty-five (35) calendar days prior to the Final Approval Hearing, or October 29, 2019; any potential class members seeking to exclude themselves from or object to the proposed settlement were required to file requests for exclusion or objections no later than twenty-one (21) calendar days prior to the Final Approval Hearing, or November 12, 2019; and lead plaintiffs were required to file reply papers, if any, in further support of lead plaintiffs’ motion for final approval of the proposed settlement, the proposed plan of allocation and lead counsel’s motion for attorneys’ fees and litigation expenses no later than seven (7) calendar days prior to the Final Approval Hearing, or November 26, 2019.
The settlement is subject to numerous terms and conditions including, among other things, (i) the unilateral right of the Company and the other defendants in the action to terminate the settlement if persons who purchased a number of shares exceeding an agreed threshold opt out of and elect not to participate in or be bound by the proposed settlement and (ii) final approval by the Court. There can be no guarantee that the Company and the other defendants will not exercise their termination right or that the settlement will receive final Court approval.
On September 16, 2019, the Securities Class Action Litigation was reassigned to the Honorable Steven Seeger.
Between October 21, 2019, and November 11, 2019, entities affiliated with six institutional investors delivered requests for exclusion from the Securities Class Action Litigation settlement.
On November 8, 2019, plaintiff Fir Tree Value Master Fund, L.P., a purported shareholder of the Company, filed a complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, and common law fraud (the “Fir Tree Master Fund Action”). The complaint names as defendants the Company, Rai, Portwood, Weinstein, Johnson and Tambi. The complaint alleges that defendants made or caused Akorn to make materially false or misleading statements and/or material omissions concerning the Company’s compliance with FDA regulations, among other things. The complaint seeks, among other things, an award of damages, punitive damages and expenses.
On November 12, 2019, Dale Trsar, a purported shareholder of the Company, filed an objection to the proposed settlement in the Securities Class Action Litigation on the basis that the proposed settlement, among other things, risked unfairly and unreasonably releasing shareholder derivative claims.
On November 22, 2019, the parties to the Securities Class Action Litigation filed a joint emergency motion requesting a sixty-day adjournment of the Final Approval Hearing, which had been set for December 3, 2019. The motion explained that the requests for exclusion from the settlement substantially exceeded the threshold necessary to give the Company and the other defendants the unilateral right to terminate the settlement. The motion further explained that an adjournment was necessary in order to afford the court time to rule on the motions to dismiss the Twin Master Fund and Manikay Master Fund complaints, which ruling was likely to provide important clarity to the Company and the other defendants in their assessment of whether to exercise their termination right. On November 26, 2019, the court in the Securities Class Action Litigation adjourned the Final Approval Hearing without date and set a status conference for January 28, 2020.
On December 17, 2019, the judge before whom the Twin Master Fund and Manikay Master Fund Actions are pending entered a finding of relatedness as between the Fir Tree Master Fund Action and the Twin Master Fund and Manikay Master Fund Actions, causing the Fir Tree Master Fund Action to be reassigned to his docket.
On December 24, 2019, plaintiff Magnetar Constellation Fund II-PRA LP and affiliated entities, purported shareholders of the Company, filed a complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 (the “Magnetar Constellation Fund Action”). The complaint names as defendants the Company, Rai, Portwood, Weinstein, Johnson and Tambi. The complaint alleges that defendants made or caused Akorn to make materially false or misleading statements and/or material omissions concerning the Company’s compliance with FDA regulations, among other things. The complaint seeks, among other things, an award of damages and expenses.
At a status conference on January 10, 2020, the judge before whom the Twin Master Fund and Manikay Master Fund Actions are pending entered a finding of relatedness as between the Magnetar Constellation Fund Action and the Twin Master Fund and Manikay Master Fund Actions, causing the Magnetar Constellation Fund Action to be reassigned to his docket.
Also on January 10, 2020, defendants in the Fir Tree Master Fund Action moved to dismiss the complaint. On January 17, 2020, plaintiff Fir Tree Value Master Fund, L.P., filed oppositions to defendants’ motions to dismiss the complaint.
On January 20, 2020, plaintiff AQR Funds - AQR Multi-Strategy Alternative Fund and affiliated entities, purported shareholders of the Company, filed a complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, and common law fraud (the “AQR Funds Action” and, together with the Twin Master Fund, Manikay Master Fund and Fir Tree Master Fund Actions, the “Opt-Out Actions”). The complaint names as defendants the Company, Rai, Portwood, Weinstein, Johnson and Tambi. The complaint alleges that defendants made or caused Akorn to make materially false or misleading statements and/or material omissions concerning the Company’s compliance with FDA regulations, among other things. The complaint seeks, among other things, an award of damages, punitive damages and expenses.
On February 5, 2020, the judge before whom the Twin Master Fund and Manikay Master Fund Actions are pending entered orders denying defendants’ motions to dismiss those cases. At a status conference on February 13, 2020, the parties stipulated that the decision on defendants’ motions to dismiss the Twin Master Fund and Manikay Master Fund Actions applies equally to the Fir Tree Master Fund and Magnetar Constellation Fund Actions. The Court entered an order finding that the Fir Tree Master Fund and Magnetar Constellation Fund Actions state a claim. The judge also entered a finding of relatedness as between the AQR Funds Action and the Twin Master Fund and Manikay Master Fund Actions, causing the AQR Funds Action to be reassigned to his docket. The judge ordered the parties to meet and confer concerning a schedule for further proceedings in the Opt-Out Actions.
Kogut v. Akorn, Inc. et. al.
On March 8, 2016, a purported shareholder of the Company filed a putative derivative suit entitled Kogut v. Akorn, Inc., et al., in Louisiana state court in the Parish of East Baton Rouge (the “Kogut Action”), which was amended later that year to assert shareholder derivative claims alleging breaches of fiduciary duty in connection with the Company’s accounting for its acquisition and the restatement of its financials. On September 23, 2016, the Company filed a motion to dismiss the case. The case was subsequently stayed. On September 21, 2018, the plaintiff filed a second amended complaint, which added claims for shareholder derivative claims alleging breaches by certain present and former officers and directors of Akorn of fiduciary duties related to, among other matters, Akorn’s compliance with FDA regulations and requirements regarding data integrity. On December 3, 2018, the Company and certain individual defendants moved to dismiss the complaint. Briefing on the motion to dismiss was completed on January 31, 2019.
On February 4, 2019, the court instructed the parties to confer concerning retaining a special master to resolve the pending motions to dismiss and to oversee any proceedings thereafter. After conferring, the parties jointly proposed a candidate for special master, and the Court appointed the candidate as special master on March 6, 2019.
On May 13, 2019, the special master recommended dismissing from the case the Company and all named defendants other than Mark Silverberg.
On July 11, 2019, the plaintiff filed a third amended complaint naming as defendants former Akorn officers Rajat Rai, Bruce Kutinsky, Steven Lichter and Mark Silverberg, as well as nominal defendant Akorn. The third amended complaint purported to allege derivatively on behalf of the Company that the named former Akorn officers: (i) breached their fiduciary duties to the Company by intentionally causing Akorn to not comply with FDA regulations; and (ii) were unjustly enriched thereby. The third amended complaint sought an award of damages and injunctive relief.
On October 7, 2019, the Court entered an order adopting the findings of the special master, dismissing without prejudice all named individual defendants other than Mark Silverberg, granting plaintiffs leave to file their third amended complaint and granting defendants 30 days to move to dismiss the third amended complaint.

On December 12, 2019, the parties to the Kogut Action executed a Stipulation and Agreement of Settlement (the “Kogut Settlement”). The proposed settlement required the Company to adopt certain corporate governance reforms, including (i) establishing a Quality Compliance Committee as a standing committee of the Company’s Board pursuant to the adoption of a formal committee charter; (ii) certain changes to the Company’s incentive compensation arrangements for calendar years 2020 and 2021 in order to allocate weight to corporate performance metrics tied to quality and/or FDA compliance; and (iii) certain amendments to the Company’s clawback policy in order to add severe or intentional violations of FDA regulatory standards leading to an FDA warning letter or enforcement action to the list of covered events permitting potential clawback of incentive compensation. In consideration for these reforms, the Kogut Settlement provides that the Company, and every Company shareholder claiming by, through, in the right of, derivatively, or on behalf of the Company, or otherwise pursuant to the internal affairs doctrine under the law of the State of Louisiana, releases, among others, the defendants in the Kogut Action, and their past and present directors, officers, agents, advisors (including financial and legal advisors), affiliates, predecessors, successors and parents (“Released Persons”), from any and all claims that have been or might have been asserted by plaintiff in the Kogut Action and/or any Company shareholder against any such Released Persons derivatively, or otherwise pursuant to the internal affairs doctrine under the law of the State of Louisiana, based upon or related to the facts, transactions, events, occurrences, acts, disclosures, statements, omissions or failures to act which were alleged in the Kogut Action. The defendants have denied and continue to deny each and all of the claims alleged in the Kogut Action.
On December 16, 2019, the Court entered an order preliminarily approving the settlement and approving the parties’ proposed form of notice. On December 20 and 23, 2019, the Company issued the court-approved Notice of Proposed Settlement. On January 22, 2020, the Court entered a Final Order and Judgment granting final approval of the settlement.
Pulchinski v. Abramowitz et al.
On September 26, 2019, Dennis Pulchinski, a purported shareholder of the Company, filed a putative derivative suit captioned Pulchinski v. Abramowitz et al., in the Circuit Court of Cook County, IL (the “Pulchinski Action”), alleging breaches by certain present and former officers and directors of Akorn of fiduciary duties related to, among other matters, Akorn’s compliance with FDA regulations and requirements regarding data integrity.
On January 30, 2020, plaintiff Pulchinski filed a notice voluntarily dismissing the Pulchinski Action.
Booth Family Trust v. Kapoor et al.
On November 1, 2019, the Booth Family Trust, a purported shareholder of the Company, filed a putative derivative suit captioned Booth Family Trust v. Kapoor et al., in the Circuit Court of Cook County, IL (the “Booth Family Trust Action”). The suit alleges breaches by certain present and former officers and directors of Akorn of fiduciary duties related to, among other matters, Akorn’s compliance with FDA regulations and requirements regarding data integrity.
On January 30, 2020, plaintiff Booth Family Trust filed a notice voluntarily dismissing the Booth Family Trust Action.
In re Akorn, Inc. Shareholder Derivative Litigation
On November 6, 2018, Dale Trsar, a purported shareholder of the Company, filed a putative derivative complaint captioned Trsar v. Kapoor, et al. against defendants John N. Kapoor, Rajat Rai, Duane A. Portwood, Mark M. Silverberg, Alan Weinstein, Kenneth S. Abramowitz, Steven J. Meyer, Terry Allison Rappuhn, Adrienne L. Graves, Ronald M. Johnson and Brian Tambi in the United States District Court for the Northern District of Illinois (the “Trsar Action”). The complaint purports to allege derivatively on behalf of the Company that the defendants breached their fiduciary duties to the Company and its shareholders by failing to address the Company’s alleged non-compliance with FDA regulations; and the defendants violated Section 14(a) of the Securities Exchange Act of 1934, and SEC Rule 14a-9 promulgated thereunder, by making false or misleading statements in proxy statements issued to Akorn shareholders on November 14, 2016 and March 20, 2017. The complaint seeks an award of equitable relief and damages.
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
On January 11, 2019, the Glaubach Action was consolidated with the Trsar Action, with the complaint filed in the Trsar Action designated as operative, and the case caption was amended to In re Akorn, Inc. Shareholder Derivative Litigation.
On January 14, 2019, defendants filed a motion to dismiss the operative complaint in the consolidated action. Plaintiffs filed an opposition to defendants’ motion to dismiss on February 14, 2019. Defendants filed a reply memorandum of law in further support of their motion to dismiss on February 28, 2019.
On March 29, 2019, defendants filed a motion to amend their motion to dismiss to reflect the appointment of a special master by the court in the Kogut Action.
On April 1, 2019, the Court entered an order granting defendants’ motion to amend their motion to dismiss.
On May 24, 2019, defendants filed a motion to defer the Court’s ruling on defendants’ motion to dismiss in light of the special master’s recommendation and report in the Kogut Action.
On June 10, 2019, the Court entered an order denying defendants’ motion to defer the Court’s ruling on defendants’ motion to dismiss.
On February 11, 2020, the parties filed a joint motion for leave to submit supplemental briefing on defendants’ motion to dismiss. On February 12, 2020, the Court entered an order granting the parties’ joint motion and defendants filed a supplemental memorandum of law in support of their motion to dismiss. Plaintiff’s memorandum of law in opposition to Defendants’ is due March 3, 2020, and Defendants’ reply memorandum of law is due March 13, 2020.
State of Louisiana v. Hi-Tech, et. al
The Louisiana Attorney General filed suit, Number 624,522, State of Louisiana v. Abbott Laboratories, Inc., et al., in the Nineteenth Judicial District Court, Parish of East Baton Rouge, Louisiana state court, including Hi-Tech Pharmacal, which Akorn acquired in 2014, and other defendants. Louisiana’s complaint alleges that the defendants violated Louisiana state laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and DESI products that were allegedly ineligible for reimbursement. After extensive motion and appellate practice, on October 3, 2017, the trial court issued a judgment holding that for the one remaining claim, brought under Louisiana’s unfair trade practices claim, Louisiana could not seek civil penalties for conduct pre-dating June 2, 2006. The defendants filed an application for supervisory writs with the Court of Appeal for the First Circuit on October 24, 2017, seeking reversal of the trial court’s denial of their no cause of action exception with respect to the unfair trade practices claim, which the First Circuit denied on July 24, 2018. On December 21, 2018, the defendants filed their answer to the unfair trade practices claim, the sole remaining claim in the amended petition. On January 31, 2019, Louisiana filed a motion with the trial court raising a procedural argument that the other claims originally pled in the amended petition, including a common law claim for fraud and a statutory claim for fraud against the Louisiana Medicaid agency, had been improperly dismissed. The trial court denied the State’s motion.  The State filed a writ application with the appellate court, which is pending. There is no overall case schedule in place, and active discovery has not yet commenced.
==========================================================================================
The legal matters discussed above and others could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial. The Company records accruals for these contingencies to the extent that they conclude that a loss is both probable and reasonably estimable. Regarding the 2018 labeling verdict related to Methylene Blue Injection, the Company had recorded a $20.5 million liability as of December 31, 2018 for which a corresponding insurance receivable of $8.8 million was also recorded. As of December 31, 2019, the Company’s primary insurance carrier reimbursed Akorn the $8.8 million, the remaining limits available on that policy, which partially offset the approximately $24 million, inclusive of interest, Akorn paid to plaintiffs. The Company maintains product liability insurance coverage in excess of the amount of the verdict, and is currently involved in litigation with its excess insurer to recover the remainder of the judgment amount. Regarding the matters disclosed above, the Company has determined that contingent liabilities associated with the legal matters (other than the Securities Class Action Litigation, described further below) are reasonably possible but they cannot be reasonably estimated.
The Company recorded a $74 million charge and corresponding liability as of June 30, 2019 associated with the settlement agreement related to the Securities Class Action Litigation. As described further above under “In re Akorn, Inc. Data Integrity Securities Litigation”, the charge and corresponding liability is expected to be settled through issuances of Company common stock and the contingent value rights. Accordingly, long-term portion of accrued legal fees and contingencies includes a $30 million liability with respect to an estimate of the contingent cash payments under the contingent value rights and an $8.5 million liability with respect to the Company common stock that would be issued to the plaintiffs in the future in connection with the settlement. The remaining $35.5 million of the liability recorded also relates to the issuance of Company common stock to the plaintiffs under the settlement, but is considered short term and included in Current portion of accrued legal fees and contingencies because it is expected to be issued within the next year. The settlement could result in a loss of up to approximately $30 million in excess of the charge and corresponding liability the Company has recorded as a result of the $60 million aggregate payment cap under the terms of the contingent value rights.
In addition to the Company common stock and the contingent value rights, up to $30 million in insurance proceeds from the Company’s D&O insurance policies would be remitted by the Company’s D&O insurers to the plaintiffs in the Securities Class Action Litigation in connection with the settlement. Such settlement would only require the Company to use its best efforts to cause the D&O insurers to make such payments, and would not impose any obligation upon the Company to make any such payment out of its own funds. Accordingly, this amount from insurance was not included within the $74 million charge and corresponding liability.
The equity component of the settlement estimate is sensitive to changes in the Company’s common stock price. Holding all other assumptions constant, a 10% change in the Company’s common stock price would have approximately a $1.3 million effect on the reserve estimate. As the settlement is not final and subject to the final approval by the court, the recorded estimate and range is subject to change. During 2019, the Company recorded a $31.0 million benefit, representing a reduction to accrued legal fees and contingencies in order to adjust for the impact of the decrease in the Company's stock price since June 30, 2019. As of December 31, 2019, the Company had a reserve balance of $43.0 million relating to this matter.
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

Note 20 — Pension plan and 401(k) Program

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

The following table sets forth a summary of the defined benefit pension plan funded status:

Consolidated Financial Statement Position:	($ in thousands)
	December 31,
	2019	2018
Fair value of plan assets	$25,911	$23,610
Less: Benefit obligation	36,406	30,772
Funded status - Benefit obligation in excess of plan assets	$(10,495)	$(7,162)

The following table sets forth the change in plan assets:

Change in plan assets:	($ in thousands)
	2019	2018
Fair value of plan assets, beginning of year	$23,610	$24,281
Actual return on plan assets	(332)	(409)
Participant contributions	832	753
Employer contributions	2,055	1,503
Benefits paid	(707)	(2,446)
Translation adjustments and other	453	(72)
Fair value of plan assets, end of year	$25,911	$23,610

The following table sets forth the change in benefit obligation:

Change in benefit obligation:	($ in thousands)
	2019	2018
Benefit obligation, beginning of year	$30,772	$30,185
Service cost	2,535	2,166
Interest cost	244	197
Actuarial losses (gains)	2,904	771
Benefits paid	(707)	(2,446)
Translation adjustments and other	658	(101)
Benefit obligation, end of year	$36,406	$30,772

The following table sets forth the changes in items not yet recognized as a component of net periodic cost:

Changes in Unrecognized pension cost, pre-tax	($ in thousands)
	2019	2018
Unrecognized pension cost, pre-tax, beginning of year	$(4,479)	$(2,561)
Amortization during year	160	(19)
Actuarial (losses) gains	(2,904)	(771)
Asset (losses) gains	(1,034)	(1,140)
Translation adjustments and other	$1	$12
Unrecognized pension cost, pre-tax, end of year	$(8,256)	$(4,479)

The following table sets forth the estimated amounts that will be amortized from accumulated other comprehensive (loss) into net periodic benefit cost in 2020:

Estimated amortization from Other Comprehensive Income into net periodic benefit cost in 2020:	($ in thousands)
Amortization of actuarial (losses)	$573
Amortization of prior service credit	(19)
Estimated net (loss)	$554

The following table sets forth the aggregated information for the pension plan:

	($ in thousands)
	December 31,
	2019	2018
Projected benefit obligation	$36,406	$30,772
Accumulated benefit obligation	36,149	30,583
Fair value of plan assets	$25,911	$23,610

The following table sets forth the components of net periodic cost for our pension plan:

Components of net periodic benefit cost	($ in thousands)
	2019	2018	2017
Service cost	$2,535	$2,166	$1,982
Interest cost	244	197	253
Expected return on plan assets	(702)	(731)	(773)
Amortization of:
Prior service cost (benefit)	(19)	(19)	(19)
Net actuarial loss	179	—	139
Participant contributions	(832)	(753)	(625)
Net periodic benefit cost	$1,405	$860	$957

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

The following tables set forth the key assumptions used to determine the net periodic cost for each fiscal year and the benefit obligation at fiscal year-end:

Key assumptions used to determine the net periodic cost:	2019	2018	2017
Discount rate	0.80%	0.80%	0.65%
Expected rate of return on plan assets	3.00%	3.00%	3.00%
Rate of increase in compensation levels	0.75%	0.75%	0.75%

Key assumptions used to determine the benefit obligation:	2019	2018
Discount rate	0.25%	0.80%
Rate of increase in compensation levels	0.75%	0.75%

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

The following table sets forth the asset allocation of our pension plan assets, by category:

Plan assets by category:	December 31,
	2019	2018
Debt securities	25.7%	37.9%
Equity securities	33.5%	33.2%
Real estate	18.8%	15.4%
Other	20.4%	12.9%
Cash and cash equivalents	1.6%	0.6%
Total Plan Assets	100.0%	100.0%

This pooled pension fund is held in a trust. This fund is comprised of various publicly traded securities and assets (equity, fixed income, reits, direct real estate and alternative investments). The trust does not have a separate portfolio for Akorn. Akorn is entitled to a proportion of the total assets of the trust. The fair value amounts were provided by the fund administrator who values at market the total portfolio in accordance with ASC 820 - Fair Value of Financial Instruments. The $25.9 million and $23.6 million represents the fair values of the plan assets as of December 31, 2019 and 2018, respectively. The fair value hierarchy of the plan assets for 2019 and 2018 was level II.
The Company expects to contribute approximately $1.7 million to the pension plan in 2020.

The following table sets forth the Company's estimated future benefit payments:

Year	($ in thousands)
2020	$1,866
2021	1,487
2022	1,514
2023	1,455
2024	1,563
Years 2025 - 2029	$8,254

Smart Choice! Akorn's 401(k) Program
All U.S. full-time Akorn employees are eligible to participate in the Company’s 401(k) Plan. The Company matches the employee contribution to 50% of the first 6% of an employee's eligible compensation.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service. During the years ended December 31, 2019, 2018 and 2017, plan-related expenses totaled approximately $3.0 million, $2.6 million and $2.6 million, respectively. The Company's matching contribution is funded on a current basis.

Note 21— Subsequent Events

Term Loans and Second Amended Standstill Agreement

On February 12, 2020, the Loan Parties entered into the Comprehensive Amendment in the form of the Second Amended Standstill Agreement with certain Standstill Lenders. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the loan agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement.

The Second Amended Standstill Agreement provides that, for the duration of the Extended Standstill Period, among other matters, neither the Administrative Agent nor the Lenders may (i) declare any Event of Default or (ii) otherwise seek to exercise any rights or remedies, in each case of clauses (i) and (ii) above, to the extent directly relating to any alleged Event of Default arising from any alleged breach of certain covenants, to the extent the facts and circumstances giving rise to any such breach have been (x) publicly disclosed by the Company or (y) disclosed in writing by the Company to private side Lenders or certain advisors to the Ad Hoc Group (collectively, the “Specified Matters”).

The Second Amended Standstill Agreement provides, among other matters, that:

•	during the Extended Standstill Period:

◦
the Company must deliver certain financial and other information to the Lenders or their advisors, including without limitation, monthly financial statements with agreed upon adjustment, monthly operational statistics broken down by facility, pipeline reporting, 13-week cash flow forecasts, weekly variance reports, certain valuation reports, weekly status updates with respect to the Sale Process (as defined below) and certain regulatory information, and participate in various update calls with the Lenders and their advisors (the “Affirmative Covenants and Milestones”); and

◦
the Company and its subsidiaries are restricted, among other matters, from (i) consummating certain asset sales and investments, (ii) making certain restricted payments, (iii) engaging in sale and leaseback transactions, (iv) incurring certain liens and indebtedness, (v) reinvesting any proceeds received from certain asset sales and (vi) without the consent of the Required Lenders at such time, (A) designating any Restricted Subsidiary as an Unrestricted Subsidiary, or otherwise creating or forming any Unrestricted Subsidiary, (B) transferring any assets of the Company or any of its Restricted Subsidiaries to any Unrestricted Subsidiary, except as otherwise permitted under the Term Loan Agreement (after giving effect to the Second Amended Standstill Agreement), and/or (C) releasing any existing Loan Guarantors or security interest granted under the Term Loan Agreement outside of the ordinary course of business (collectively, the “Negative Covenants”);

•
the Company will market and conduct a sale process for substantially all of its assets in accordance with the milestones set forth in the Second Amended Standstill Agreement (the “Sale Process”), which milestones will depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement;

•
the Sale Process will be consummated on either an out-of-court or in-court basis (potentially through the filing of Chapter 11 cases under the U.S. Bankruptcy Code in order to effectuate the Sale Process);

•
if at any time during the Sale Process, no third party bids exist that are sufficient to pay all obligations under the Loan Agreement (taking into account available cash) there shall be an immediate Event of Default under the Term Loan Agreement (a “Toggle Event”);

•	the milestones with respect to the Sale Process include:

◦	subject to the alternative milestones described below upon the occurrence of a Toggle Event:

▪	on or before March 27, 2020, binding bids in connection with the Sale Process shall be due;

▪	on or before April 5, 2020, the Company shall select a stalking horse bidder and commence the Chapter 11 cases to effectuate the Sale Process; and

▪	thereafter, certain additional milestones shall be applicable during the Chapter 11 cases;

◦	upon the occurrence of a Toggle Event, the following alternative milestones will apply:

▪
on or before twenty-six (26) days after a Toggle Event, the Company and the Ad Hoc Group Advisors shall reach an agreement in principle with respect to a restructuring support agreement (“RSA”) (such agreement not to be unreasonably withheld, conditioned or delayed);

▪
on or before thirty (30) days after a Toggle Event, the Company shall commence the Chapter 11 cases to consummate either (A) a sale transaction pursuant with the Lenders serving as a stalking horse, and entering into a stalking horse asset purchase agreement (the “Credit Bid APA”) in order to exercise their rights to credit bid under the Loan Documents or (B) a transaction backstopped by an executed RSA; and

▪	thereafter, certain additional milestones shall be applicable during the Chapter 11 cases;

•
To the extent either (i) a Toggle Event exists or (ii) the Company commences the Chapter 11 cases without a stalking horse asset purchase agreement with a bid sufficient to pay all obligations under the Term Loan Agreement (taking into account available cash in the case of cash fee, debt free bids), the Company shall prepay, on a ratable basis, within five (5) days prior to the commencement of the Chapter 11 cases all outstanding Loans under the Term Loan Agreement in an amount that, after giving effect to such prepayment, leaves the Company’s pro forma cash balance at an amount not to exceed $87.5 million.

•	the following exit payments will be paid in cash to each Lender on a pro rata basis in connection with repayment of the Loans under the Term Loan Agreement:

◦	if the Sale Process is approved by the Bankruptcy Court on or prior to July 15, 2020, then:

▪	if the Sale Process is consummated on or prior to July 15, 2020, 0.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 50 basis points); or

▪	if the Sale Process is consummated after July 15, 2020, 0.75% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 75 basis points); and

◦	if the Sale Process is not approved by the Bankruptcy Court on or prior to July 15, 2020, then:

▪	if the Sale Process is consummated on or prior to August 15, 2020, 1.00% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 100 basis points); or

▪	if the Sale Process is consummated after August 15, 2020, 2.00% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 200 basis points);

◦
upon the earlier to occur of (i) entry into the RSA, (ii) entry into the Credit Bid APA, and one day prior to the Company commencing the Chapter 11 Cases without a Stalking Horse APA, 2.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 250 basis points);

•
if at any time during the Sale Process no third-party bids exist which are sufficient to pay all obligations (net of available cash), then from the occurrence of such date until the date of a Standstill Event of Default, the interest margin payable in cash shall be further increased by 2.5% to LIBOR plus 12.50%.

Subject to a five business day cure period (the “Cure Period”), the Company’s failure to comply with the Affirmative Covenants and Milestones (other than perfection of the Lenders’ security interests (the “Excluded Milestones”)) during the Standstill Period would permit the Required Lenders to terminate the Standstill Period and exercise any rights and remedies under the Term Loan Agreement with respect to the Specified Matters or a Standstill Event of Default. The Company’s failure to comply with the Negative Covenants and Excluded Milestones during the Standstill Period would permit the Required Lenders to terminate the Standstill Agreement and constitute an immediate Event of Default under the Term Loan Agreement. The Company’s failure to comply with any Affirmative Covenants and Milestones (subject to the Cure Period), the Excluded Milestones, Negative Covenants or other covenants in the Second Amended Standstill Agreement would also result in a further increase of the interest margins payable with respect to outstanding Loans by 0.50%, payable in kind.

In addition, the Company agrees (1) not to make any payments in respect of judgments or settlements of certain ongoing litigation matters without the prior written consent of the Required Lenders and (2) to make payment of fees and expenses to the advisors of Ad Hoc Group (collectively, the “Other Covenants”). The failure to comply with any of the Other Covenants would constitute an immediate Event of Default under the Term Loan Agreement.

If an Event of Default occurs, the Lenders may accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies. If the Lenders take this action, the Company may not be able to repay the obligations under the Term Loan Agreement. If the Company does not have sufficient funds on hand to pay its debt when due, it may be required to seek Chapter 11 protection, refinance the debt, incur additional debt, sell assets, sell additional securities, and/or consummate the Sale Process. There can be no assurance that the Company will be able to consummate any of these transactions on commercially reasonable terms or at all. The failure to repay or refinance the obligations under the Term Loan Agreement when due and the uncertainties relating to the Company’s outstanding litigation may have a material adverse impact on the Company’s business, financial condition and results of operations.

Retention programs for the Company’s executive officers and all other U.S. salaried exempt employees for 2020

As a result of the Company’s ongoing exploration of strategic alternatives, on February 4, 2020, the compensation committee of the board of directors (the “Board”) of the Company recommended, and the Board approved, retention programs for the Company’s executive officers and all other U.S. salaried exempt employees for 2020.

The 2020 retention program for the Company’s executive officers (the “Participants”) provides a prepaid retention payment (the “Retention Bonus”) to each Participant, subject to the terms of a letter agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, a portion of or all of the Retention Bonus is subject to repayment by the Participant in certain circumstances, including if certain metrics are not satisfied or employment is terminated for certain reasons by December 31, 2020.

A total aggregate of approximately $39.4 million was approved for payment under the retention programs for the Company’s U.S. salaried exempt employees for 2020. The amount of the Retention Bonuses paid to date is $13.8 million, and remainder will be paid on a quarterly basis. The retention programs for the Company's executive officers and other U.S. salaried exempt employees replace the traditional incentive compensation programs for 2020.

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

As of December 31, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of December 31, 2019.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework (2013). It is Management’s assessment that the Company did maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019.

(iii) Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In prior filings, we identified and reported a material weakness in the Company’s internal control over financial reporting related to our internal controls over accounting for Stock Award Modifications. As reported in our Form 10-Q filed on August 2, 2019, we have now executed our remediation plan and testing procedures. We have designed, implemented, and tested the appropriate controls to fully remediate the material weakness. These controls include additional procedures related to the interpretation and calculation of stock award modifications with respect to accelerated vesting in conjunction with separation packages and other non-routine performance awards granted. Therefore, all remedial actions as described fully in our 2018 Form 10-K, as filed on March 1, 2019, are fully completed.

(iv) Changes in Internal Control over Financial Reporting

Other than the control improvements described in the above “Remediation Plan for Material Weakness in Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the material under the caption “Information about our Executive Officers” in Part I of this Report on Form 10-K and the sections entitled “Corporate Governance and Related Matters” and “Proposal 1 - Election of Directors” in the definitive proxy statement for the 2020 annual meeting.

Item 11. Executive Compensation.

Incorporated by reference to the sections entitled “Executive Compensation and Other Information” in the definitive proxy statement for the 2020 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2020 annual meeting.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference to the section entitled “Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2020 annual meeting.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to the section entitled “Proposal 2 - Ratification of the Appointment of BDO USA, LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2020” in the definitive proxy statement for the 2020 annual meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

(3)
Exhibits. Those exhibits marked with a (*) refer to exhibits filed or furnished herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.  Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

Exhibit Index

Incorporated by reference to the material under the caption “Exhibits” in this Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

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

3.2	By-Laws of Akorn, Inc., as amended on April 24, 2017, incorporated by reference to Exhibit 3.1 to Akorn’s report on Form 10-Q filed by Akorn, Inc. on May 4, 2017.

3.3	Form T-3, Application for Qualification of Indenture Under the Trust Indenture Act of 1939, filed by Akorn, Inc. on August 26, 2019.

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

4.3*	Description of Akorn, Inc.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.10†	Akorn, Inc. 2017 Omnibus Incentive Compensation Plan, as amended, incorporated by reference to Appendix A of the Akorn, Inc. Definitive Proxy Statement on Schedule 14A filed on March 22, 2019.

10.11†
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

10.14†
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

10.17†
Letter Offer Agreement, dated October 13, 2014, as amended December 18, 2014, between Akorn, Inc. and Steve Lichter, incorporated by reference to Exhibit 10.13 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016

10.18†
Letter Offer Agreement, dated March 5, 2015, between Akorn, Inc. and Jonathan Kafer, incorporated by reference to Exhibit 10.14 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.19†
Letter Executive Employment Agreement, dated December 11, 2018, between Akorn, Inc. and Jonathan Kafer, its Chief Commercial Officer, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on December 17, 2018.

10.20†
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

10.22†
Letter Agreement, dated September 4, 2015, between Akorn, Inc. and Randall Pollard, incorporated by reference to Exhibit 10.17 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2015, filed on May 10, 2016.

10.23†
Form of Employment Agreement, dated October 5, 2015, between Akorn, Inc. and Duane A. Portwood, its Chief Financial Officer, incorporated by reference to Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed on October 13, 2015.

10.24†	Form of Letter Agreement, dated December 27, 2018, between Akorn, Inc. and Rajat Rai incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on December 28, 2018.

10.25†
Form of Amendment #1 to Employment Agreement, dated April 11, 2014, between Akorn, Inc. and Raj Rai, its Chief Executive Officer, effective December 31, 2018, incorporated by reference to Exhibit 10.23 to Akorn, Inc’s report on Form 10-K filed on March 1, 2019.

10.26†	Form of Letter Agreement, dated January 7, 2019, between Akorn, Inc. and Bruce Kutinsky incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on January 7, 2019.

10.27†
Form of Offer Letter Agreement, dated January 28, 2019, between Akorn, Inc. and Christopher Young, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on January 28, 2019.

10.28†
Form of Separation and Consulting Agreement, dated February 5, 2019, between Akorn, Inc. and Rajat Rai, incorporated by reference to Exhibit 10.26 to Akorn, Inc.’s report on Form 10-K filed on March 1, 2019.

10.29†
Form of Separation and Consulting Agreement, dated February 5, 2019, between Akorn, Inc. and Bruce Kutinsky, incorporated by reference to Exhibit 10.27 to Akorn, Inc’s report on Form 10-K filed on March 1, 2019.

10.30†
Form of Offer Letter Agreement, dated December 20, 2018, between Akorn, Inc. and Douglas S. Boothe, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on December 20, 2018.

10.31†
Form of Executive Agreement, dated December 20, 2018, between Akorn, Inc. and Douglas S. Boothe, its President and Chief Executive Officer, effective January 1, 2019, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on December 20, 2018.

10.32†
Form Letter Agreement, dated as of February 4, 2020, in regards to Retention Bonus awards offered to the Executive Officers of the Company, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s current report on Form 8-K filed on February 10, 2020.

10.33†*	Akorn, Inc. Clawback Policy revised November 6, 2019.

10.34
Series A-2 Preferred Stock Purchase Agreement dated as of August 1, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc., incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 10-Q filed on November 9, 2011.

10.35
Amendment #1 to Series A-2 Preferred Stock Purchase Agreement dated as of September 30, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 10-Q filed on November 9, 2011.

10.36
Lease Agreement dated July 15, 2010, by and between Veronica Development Associates, a New Jersey general partnership, and Akorn (New Jersey), Inc., an Illinois corporation, for the Company’s 50,000 square foot manufacturing facility at 72-6 Veronica Avenue, Somerset, New Jersey, incorporate by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 30, 2010.

10.37
Loan Agreement dated as of April 17, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders), and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 23, 2014.

10.38
Credit Agreement dated as of April 17, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders), and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 23, 2014.

10.39
Incremental Facility Joinder Agreement dated as of August 12, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders) and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on August 15, 2014.

10.40
ABL Consent Memorandum, dated as of May 19, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed on May 20, 2015.

10.41
Term Loan Consent Memorandum, dated as of May 19, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Akorn, Inc.'s report on Form 8-K filed on May 20, 2015.

10.42
ABL Consent Memorandum, dated as of November 13, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed on November 13, 2015.

10.43
Term Loan Consent Memorandum, dated as of November 13, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Akorn, Inc.'s report on Form 8-K filed on November 13, 2015.

10.44
Amended and Restated Credit Agreement dated as of April 16, 2019 among Akorn, Inc., with The Other Loan Parities, The Lenders Party, JPMorgan Chase Bank, N.S., as Administrative Agent, and Bank of America, N.A., as Syndication Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on April 17, 2019.

10.45
Standstill Agreement and First Amendment to Loan Agreement, dated as of May 6, 2019, by and among Akorn, Inc., certain of its subsidiaries, the Lenders party thereto and JPMorgan Chase, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on May 7, 2019.

10.46
First Amendment to Standstill Agreement and Second Amendment to Loan Agreement, dated as of December 15, 2019, by and among Akorn, Inc., the other Loan Parties under the Loan Agreement, the Ad Hoc Group of Lenders, as defined, and the Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s current report on Form 8-K filed on December 16, 2019.

10.47*
Second Amendment to Standstill Agreement and Third Amendment to Loan Agreement, dated as of February 12, 2020, by and among Akorn, Inc., the other Loan Parties under the Loan Agreement, the Ad Hoc Group of Lenders, as defined, and the Administrative Agent.

10.48
Stipulation and Agreement of Settlement, dated as of August 9, 2019, in regards to the class action litigation captioned In re Akorn, Inc. Data Integrity Securities Litigation, incorporated by reference to the Exhibit 10.1 to the current report on Form 8-K filed by the Company on August 12, 2019.

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

101
The financial statements and footnotes from the Akorn, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 20, 2020 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

By:	/s/ DOUGLAS S. BOOTHE
Douglas S. Boothe President and Chief Executive Officer

Date: February 26, 2020

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS S. BOOTHE	President and Chief Executive Officer and Director	February 26, 2020
Douglas S. Boothe

/s/ DUANE A. PORTWOOD	Executive Vice President and Chief Financial Officer	February 26, 2020
Duane A. Portwood	(Principal Financial Officer)

/s/ RANDALL E. POLLARD	Senior Vice President, Finance and Chief Accounting Officer	February 26, 2020
Randall E. Pollard	(Principal Accounting Officer)

/s/ ALAN WEINSTEIN	Director, Chairman of the Board	February 26, 2020
Alan Weinstein

/s/ KENNETH S. ABRAMOWITZ	Director	February 26, 2020
Kenneth S. Abramowitz

/s/ ADRIENNE L. GRAVES	Director	February 26, 2020
Adrienne L. Graves

/s/ STEVEN J. MEYER	Director	February 26, 2020
Steven J. Meyer

/s/ THOMAS G. MOORE	Director	February 26, 2020
Thomas G. Moore

/s/ TERRY ALLISON RAPPUHN	Director	February 26, 2020
Terry Allison Rappuhn

/s/ BRIAN TAMBI	Director	February 26, 2020
Brian Tambi

Exhibit Index

Exhibit No.	Description

4.3*	Description of Akorn, Inc.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.33†*	Akorn, Inc. Clawback Policy revised November 6, 2019.

10.47*
Second Amendment to Standstill Agreement and Third Amendment to Loan Agreement, dated as of February 12, 2020, by and among Akorn, Inc., the other Loan Parties under the Loan Agreement, the Ad Hoc Group of Lenders, as defined, and the Administrative Agent.

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