Form 10-K/A
period 2019-12-31
AKORN INC
filed 2020-04-10
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 7, 2020 was 132,990,343.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed by Akorn, Inc. (the “Company”) in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K (the “Original Form 10-K”) for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2020. The Company is not filing its definitive proxy statement for its 2020 annual stockholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Original Form 10-K and list additional exhibits. This Form 10-K/A discloses such information. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain other exhibits, including certifications with respect to this filing by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-K and our other filings with the SEC. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K.

FORM 10-K TABLE OF CONTENTS

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

In 2019, there were nine members on the Company’s Board of Directors (“Board”). During the year, one director resigned, leaving a vacancy on the Board. In early 2020, the Board reduced its size to eight members to eliminate the vacant seat. The table below sets forth the age, position with the Company, and year first elected or appointed as a director of the Company, of each director. At the Company’s 2019 annual meeting of shareholders, each of the directors were elected to serve until the 2020 annual meeting and until his or her successor is elected and qualified, or, if earlier, until the director’s death, resignation or removal. The narrative descriptions below set forth the principal occupation, employment, position with the Company (if any), and directorships in other public corporations, of each of the eight directors. Unless otherwise indicated, each director has been engaged in the principal occupation or occupations described below for more than the past five years.

Name	Age	Director Since	Independent	Present Position with Akorn
Alan D. Weinstein	77	2009	Yes	Chairman of the Board
Douglas S. Boothe	56	2019	No	President & CEO; Director
Kenneth S. Abramowitz	69	2010	Yes	Director
Adrienne L. Graves, Ph.D.	66	2012	Yes	Director
Steven J. Meyer	63	2009	Yes	Director
Thomas G. Moore, PharmD	68	2019	Yes	Director
Terry Allison Rappuhn	63	2015	Yes	Director
Brian A. Tambi	74	2009	No	Director

ALAN D. WEINSTEIN
Chairman of the Board Director Since: 2009 Age: 77	Committees: Compensation, Nominating and Corporate Governance (Chair)

Mr. Weinstein joined the Board in July 2009 and was appointed Chairman of the Board in October 2017. Since 2000, Mr. Weinstein has provided consulting services to supplier clients in the areas of hospital organization, hospital operations, and working with GPOs. Mr. Weinstein founded and served as President of Premier, Inc., a national GPO providing services for hospitals nationwide. Mr. Weinstein serves as a director on the board of Supply Clinic, a privately held company which provides an internet exchange for dental practices to buy dental supplies, services and equipment. Mr. Weinstein also serves on the board of trustees of the Rosalind Franklin University of Medicine and Science. Previously, Mr. Weinstein served on the boards of privately held companies in the healthcare industry whose primary customers were hospitals, including: OpenMarkets (a services and technology company providing a platform for efficiently purchasing healthcare equipment), Vascular Pathways, Inc. (a medical device company), Precyse (a healthcare services and technology company), SutureExpress (a healthcare services company) and Sterilmed, Inc. (a healthcare services company). Mr. Weinstein received his MBA from Cornell University.

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

DOUGLAS S. BOOTHE
President & CEO Director Since: 2019 Age: 56	Committees: None

Mr. Boothe joined the Board in January 2019, shortly after being appointed President and CEO of the Company. Prior to joining Akorn, from 2016 to 2018, Mr. Boothe served as president of the generics division of publicly held Impax Laboratories which developed, manufactured and marketed bioequivalent pharmaceuticals and was acquired by Amneal Pharmaceuticals LLC [AMRX: NYSE]. From 2013 to 2016, Mr. Boothe served as the executive vice president and general manager of Perrigo Company Plc [PRGO: NYSE], with responsibility for the U.S. pharmaceuticals business, which included generics and specialty pharmaceutical products. From 2006 to 2012, Mr. Boothe served as the CEO of Actavis Inc., the U.S. manufacturing and marketing division of Actavis Group, and held senior positions at Alpharma and Pharmacia Corp. Following Mr. Boothe’s time at Impax Laboratories, in May 2018, he started his own consulting company, Channel Advantage Consulting LLC, where he served as principal consultant. Mr. Boothe received his undergraduate degree from Princeton University and his MBA from the Wharton School of Business at the University of Pennsylvania.

Among other qualifications, Mr. Boothe brings to Akorn’s Board management insight into the Company as well as analytical expertise and valuable perspective of healthcare companies gained from his in-depth and high-level industry experience across a number of large public companies, including in the generics space.

KENNETH S. ABRAMOWITZ
Director Since: 2010 Age: 69	Committees: Audit

Mr. Abramowitz joined the Board in May 2010. Mr. Abramowitz is Managing General Partner of NGN Capital, a venture capital firm that he co-founded in 2003 which focuses on investments in the healthcare and biotechnology sectors. Mr. Abramowitz joined NGN Capital from The Carlyle Group in New York where he was Managing Director from 2001 to 2003 and focused on U.S. buyout opportunities in the healthcare industry. Prior to that, Mr. Abramowitz worked as an analyst at Sanford C. Bernstein & Company, where he covered the medical supply, hospital management and health maintenance organization (HMO) industries for 23 years. Mr. Abramowitz earned a B.A. from Columbia University in 1972 and an M.B.A. from Harvard Business School in 1976. Mr. Abramowitz currently sits on the boards of the following privately held companies: OptiScan Biomedical Corporation (a company that develops continuous monitoring systems for use in hospital ICUs), Cerapedics, Inc. (an orthobiologics company) and MitralTech Ltd. (a company that develops and manufactures cardiovascular devices for mitral valve replacement). Mr. Abramowitz previously served as a director at EKOS Corp., Small Bone Innovations, Inc., Option Care, Inc., Sightline Technologies Ltd. (acquired by Stryker) and Power Medical Interventions (acquired by Covidien), as well as MedPointe and ConnectiCare Holdings, Inc.

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

ADRIENNE L. GRAVES, PH.D
Director Since: 2012 Age: 66	Committees: Compensation (Chair), Quality Compliance, Nominating and Corporate Governance

Dr. Graves joined the Board in March 2012. Dr. Graves is a visual scientist by training and a global industry leader in ophthalmology. From 2002 to 2010, Dr. Graves was President and Chief Executive Officer of Santen Inc., the U.S. subsidiary of Santen Pharmaceutical Co., Ltd., Japan’s market leader in ophthalmic pharmaceuticals. Dr. Graves joined Santen Inc. in 1995 as Vice President of Clinical Affairs to initiate the company’s clinical development efforts in the United States. Prior to joining Santen, Dr. Graves spent nine years with Alcon Laboratories, Inc. in various roles, including Senior Vice President, World Wide Clinical Development and Vice President Clinical Affairs. She currently serves on the boards of directors of the public companies: Iveric Bio [ISEE: NASDAQ], Nicox SA [COX: Euronext Paris], Oxurion NV [OXUR: Euronext Brussels] (formerly ThromboGenics), Greenbrook TMS Inc. [GTMS: TSX] and the privately held company Surface Pharmaceuticals. Dr. Graves is also a board member for several non-profit organizations; including, the American Academy of Ophthalmology Foundation (Emeritus), the American Association for Cataract and Refractive Surgery, the Glaucoma Research Foundation, the RD Fund for Foundation Fighting Blindness, and Himalayan Cataract Project. Dr. Graves co-founded Ophthalmic Women Leaders and Glaucoma 360. She received her B.A. in Psychology with honors from Brown University, her Ph. D. in Psychobiology from the University of Michigan and completed a postdoctoral fellowship in visual neuroscience at the University of Paris.

Among other qualifications, Dr. Graves brings to Akorn’s Board more than 30 years of ophthalmic pharmaceutical industry experience, financial expertise, business leadership skills, and a deep knowledge of pre-clinical and clinical development in this sector, regulatory affairs and pharmaceutical sales and marketing, as well as a vast network of leading clinicians and thought leaders in the ophthalmic space and a familiarity with corporate governance matters gained in part from serving as CEO and head of R&D at Santen and serving on other public company boards.

STEVEN J. MEYER
Director Since: 2009 Age: 63	Committees: Audit, Nominating and Corporate Governance

Mr. Meyer joined the Board in June 2009. Since 2005, Mr. Meyer has served as the Chief Financial Officer, and since 2018, as Chief Investment Officer of JVM Realty, a private investment firm specializing in the acquisition, re-positioning and management of real estate for investors. Prior to that, Mr. Meyer was employed by Baxter International Incorporated, a global healthcare company that provides renal and hospital products. Mr. Meyer served as the Corporate Treasurer and International Controller and VP of Global Operations during a 23-year career at Baxter International, Inc. Mr. Meyer previously served as the chairman of the board of directors of the publicly held drug development company Insys Therapeutics. Mr. Meyer earned his MBA in finance and accounting from the Kellogg Graduate School of Management at Northwestern University and his B.A. in Economics from the University of Illinois in Champaign-Urbana. He is an Illinois Certified Public Accountant.

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

THOMAS G. MOORE, PHARMD
Director Since: 2019 Age: 68	Committees: Quality Compliance (Chair), Compensation

Dr. Moore joined the Board in January 2019. Dr. Moore brings 35 years of strategic and operational pharmaceutical experience as a former executive at the global company Abbott Laboratories [ABT: NYSE], later known as Hospira [HSP: NYSE], and its affiliates. Dr. Moore served as President of Hospira USA from 2009 until his retirement in 2014. He was President of Global Pharmaceuticals for Hospira Worldwide, Inc. from 2007 to 2009, and served as VP and General Manager of Specialty Pharmaceuticals for Hospira, Inc. from 2003 to 2007. Dr. Moore sits on the board of directors of Avenue Therapeutics, Inc. [ATXI: NASDAQ] (a company engaged in the development of branded, proprietary pharmaceuticals), and the board of trustees for Rosalind Franklin University of Medicine and Science. Previously, Dr. Moore was a member of the boards of the Generic Pharmaceutical Association, the Society for Vascular Surgery (f/k/a American Vascular Association), and ZHOPL Private Ltd., a joint venture corporation for the manufacturing of injectable oncology pharmaceuticals. Dr. Moore received his undergraduate degree from Loyola Marymount University Los Angeles, and his Doctor of Pharmacy from the University of Southern California.

Among other qualifications, Dr. Moore brings to Akorn’s Board extensive knowledge of the pharmaceutical industry, including strategic planning and business development based on his work at major public companies, as well as his prior board experience.

TERRY ALLISON RAPPUHN
Director Since: 2015 Age: 63	Committees: Audit (Chair), Nominating and Corporate Governance

Ms. Rappuhn joined the Board in April 2015. In 2017, Ms. Rappuhn was appointed to the board of directors and in 2018 was elected chair of Quorum Health Corporation [QHC: NYSE], an operator of general acute care hospitals and outpatient services. Also in 2017, Ms. Rappuhn was elected to serve on the board of directors of Genesis Healthcare, Inc. [GEN: NYSE], one of the nation’s largest post-acute care providers. From 2016 to 2017 Ms. Rappuhn served on the board of directors of Span-America Medical Systems, Inc. (previously a publicly held company that was acquired by Savaria Corporation), a manufacturer of beds and pressure management products for the medical market. From 2006 to 2010, Ms. Rappuhn served on the board of AGA Medical

Holdings, Inc. (previously a publicly held company that was acquired by St. Jude Medical), a medical device company. From 2003 to 2007, she served on the board of directors of Genesis HealthCare Corporation (previously a publicly held company that merged), an operator of skilled nursing and assisted living centers, where she served as the audit committee chairperson. From 1999 to April 2001, Ms. Rappuhn served as Senior Vice President and Chief Financial Officer of Quorum Health Group, Inc. (previously a publicly held company that was acquired by Triad Hospitals, Inc.), an owner and operator of acute care hospitals. From 1996 to 1999 and from 1993 to 1996, Ms. Rappuhn served as Quorum’s Vice President, Controller and Assistant Treasurer and as Vice President, Internal Audit, respectively. Ms. Rappuhn has 15 years of experience with Ernst & Young, LLP and is a Certified Public Accountant.

Among other qualifications, Ms. Rappuhn brings to Akorn’s Board experience as a member of the boards of directors of six public companies, expertise in the fields of finance and accounting in various segments of the healthcare industry, especially hospital operations, knowledge of cybersecurity oversight and understanding of strategic, operational and financial issues of public companies.

BRIAN A. TAMBI
Director Since: 2009 Age: 74	Committees: Quality Compliance

Mr. Tambi joined the Board in June 2009. Since 2006, Mr. Tambi has served as the chairman of the board, President and Chief Executive Officer of Antrim Pharmaceuticals, LLC, a pharmaceutical company he formed which focuses on developing, manufacturing and marketing combinations of leading single agent drugs and delivery systems. Mr. Tambi previously served as a member of the board of directors of Insys Therapeutics, a publicly held drug development company focused on pain and therapeutic cannabinoids. From 1995 to 2006, Mr. Tambi was the chairman of the board of directors, President and Chief Executive Officer of Morton Grove Pharmaceuticals, Inc., a leading manufacturer and marketer of oral liquid and topical pharmaceuticals. Prior to Morton Grove, Mr. Tambi served as President of Ivax North American Pharmaceuticals and as a member of the board of directors of Ivax Corporation (previously a publicly held pharmaceutical company that was acquired by Teva). Mr. Tambi also served as Chief Operating Officer of Fujisawa USA, Inc., a subsidiary of Fujisawa Pharmaceutical Company, Ltd. Mr. Tambi also held executive positions at Lyphomed, Inc. and Bristol-Myers Squibb. Mr. Tambi earned his MBA in International Finance & Economics and his B.S. in Corporate Finance from Syracuse University. Mr. Tambi holds one of the seats on Akorn’s Board of Directors that was designated for nomination by EJ Funds LP.

Among other qualifications, Mr. Tambi brings to Akorn’s Board extensive pharmaceutical industry experience, particularly FDA knowledge and drug development and commercialization expertise, as well as business leadership skills gained from his experience as a founder, executive and board member of numerous public and private pharmaceutical companies.

Additional Disclosure
None of our directors or executive officers has a family relationship that is required to be disclosed under Item 401(d) of Regulation S-K of the Exchange Act. During the past ten years none of the persons currently serving as an executive officer and/or director of the Company has been the subject matter of any legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K, which include: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

The Company’s Board of Directors consists of eight seats. John N. Kapoor, Ph.D., has been a principal shareholder of the Company. On July 19, 2019, Dr. Kapoor filed an amendment to his Schedule 13D with the SEC indicating that he relinquished voting and investment power over 26,038,551 shares of common stock by resigning his position as trustee of various trusts and as officer and director of certain companies and by granting a proxy that is irrevocable for three years. Through the Kapoor Trust, Dr. Kapoor is entitled to nominate one person to serve on our Board in accordance with terms of the Stock Purchase Agreement dated November 15, 1990. As President and sole director of EJ Financial Enterprises, Inc., which is the managing general partner of EJ Funds LP and holder of Dr. Kapoor’s proxy as a stockholder of this entity, Rao Akella is entitled to nominate up to two persons to serve on our Board pursuant to terms of the Modification, Warrant and Investor Rights Agreement entered into on April 13, 2009. Mr. Brian Tambi was nominated for these purposes by EJ Funds LP. The other nominations remain unused.

Committees of the Board

The Board has four standing committees: an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”), and a quality compliance committee (the “Quality Compliance Committee”). The composition of Board committees is reviewed and determined each year at the initial meeting of the Board after the annual meeting of shareholders. From time to time, the Board may create special committees. The chart below shows the current members and chairpersons of our four standing committees, though the Board has created, and may create other special committees from time to time, which committees may not necessarily be listed below or described herein.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Quality Compliance Committee
Alan D. Weinstein	−	Member	Chair	−
Douglas S. Boothe	−	−	−	−
Kenneth S. Abramowitz	Member	−	−	−
Adrienne L. Graves, Ph.D.	−	Chair	Member	Member
Steven J. Meyer	Member	−	Member	−
Thomas G. Moore, PharmD	−	Member	−	Chair
Terry Allison Rappuhn	Chair	−	Member	−
Brian A. Tambi	−	−	−	Member

Audit Committee
The Audit Committee oversees the Company’s corporate accounting and financial reporting process and audits of the Company’s financial statements. The Audit Committee met nine times during the 2019 fiscal year. A current copy of the Audit Committee Charter, which has been adopted and approved by the Board, is available on our website at http://www.akorn.com (the contents of such website are not incorporated into this document). See also the “Report of the Audit Committee” in this document for more information regarding the Audit Committee.

The Board has reviewed NASDAQ’s definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are “independent” under the listing standards of NASDAQ. Further, the Board determined that each of the members of the Audit Committee is “independent” in accordance with Rule 10A-3 of the Exchange Act. The Board has determined that Mr. Abramowitz, Mr. Meyer and Ms. Rappuhn each qualify as an “audit committee financial expert,” as defined in applicable SEC rules. Additionally, the Board determined that Dr. Graves, who does not serve on the Audit Committee, also meets the qualifications of an “audit committee financial expert.”

The Board made a qualitative assessment of Mr. Abramowitz’s level of knowledge and experience based on a number of factors, including his formal education and his experience as a Managing Director for the Carlyle Group, as an analyst for more than 20 years at Sanford C. Bernstein & Company as well as his experience as Managing General Partner of a venture capital firm.

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

The Board made a qualitative assessment of Ms. Rappuhn’s level of knowledge and experience based on a number of factors, including her formal education and her experience as a Chief Financial Officer of Quorum Health Group, Inc., a previously public company that owned and operated acute care hospitals, her 15 years of experience with Ernst & Young, LLP and her prior service as audit committee chairperson for other public companies.

The Board made a qualitative assessment of Dr. Graves’ level of knowledge and experience based on a number of factors, including her experience as President and Chief Executive Officer of Santen Inc., serving on numerous boards of public and private companies, as well as her leadership roles and experience with several non-profit organizations and foundations.

Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Abramowitz’s, Mr. Meyer’s and Ms. Rappuhn’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Abramowitz, Dr. Graves, Mr. Meyer or Ms. Rappuhn any duties, obligations or liabilities that are greater than are generally imposed on them as members of the Audit Committee or the Board, and their designation as a financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of our Audit Committee or the Board.

Compensation Committee

The Compensation Committee, which met nine times during 2019, reviews and approves the overall compensation strategy and policies for the Company in line with the risk assessments of the Board. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of the Company’s executive officers and other senior management; reviews and approves the compensation and other terms of employment of the Company’s executive officers; and administers equity awards and stock purchase plans. Each member of the Compensation Committee has been determined by the Board to be “independent” under the listing standards of NASDAQ. A current copy of the Compensation Committee Charter, which has been adopted and approved by the Board, is available on the Company’s website at http://www.akorn.com (the contents of such website are not incorporated into this document). The Compensation Committee has authority to obtain advice and seek assistance from internal and external accounting and other advisors and to determine the extent of funding necessary for the payment of any consultant retained to advise it.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for developing and implementing policies and processes regarding corporate governance matters, assessing Board membership needs and making recommendations regarding potential director candidates to the Board. A current copy of the Nominating and Corporate Governance Committee Charter, which has been adopted and approved by the Board, is available on the Company’s website at http://www.akorn.com (the contents of such website are not incorporated into this document). Each member of the Nominating and Corporate Governance Committee has been determined by the Board to be “independent” under the listing standards of NASDAQ. The Nominating and Corporate Governance Committee met eleven times during 2019.

Quality Compliance Committee

Although the Company has had a special quality compliance committee for some time, the Board officially made the Quality Compliance Committee a standing committee of the Board in the fourth quarter of 2019. The purpose of the committee is to assist the Board with oversight of the Company’s compliance with the U.S. Federal Food, Drug and Cosmetics Act, as amended, including requirements issued by the U.S. Food and Drug Administration (“FDA”) and comparable applicable laws and regulations related to product safety and quality, as well as the Company’s quality compliance practices. The Quality Compliance Committee has the authority to conduct or authorize the conduct of further inquiry into matters under its oversight or otherwise reported to it for the purpose of discharging its duties and responsibilities and ensuring the adequacy of the Company’s policies, procedures and programs for fulfilling its obligations under the laws and regulations pertaining to product safety and quality. A current copy of the Quality Compliance Committee Charter is available on the Company’s website at http://www.akorn.com (the contents of such website are not incorporated). Each member of the Quality Compliance Committee is a non-employee director of the Company.
Qualifications for Nominees to the Board of Directors

The Board believes that candidates for director should have certain minimum qualifications; including, being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Board also considers such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our shareholders. Board members should possess such attributes and experience as are necessary to provide a broad range of personal characteristics, including management skills, and pharmaceutical industry, financial, technological, business and international experience. Directors selected should be able to commit the requisite time for preparation and attendance at regularly scheduled Board and committee meetings, as well as be able to participate in other matters necessary for good corporate governance. The Board modifies the qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of shareholders. In conducting this assessment, the Board considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a range of knowledge, experience and capability. The Board strives to achieve diversity in the broadest sense, including persons diverse in geography, age, gender, ethnicity, knowledge and experiences. Although the Board does not have a stand-alone diversity policy, the Board’s overall diversity is a significant consideration in the director selection and nomination process. The Board and Nominating and Corporate Governance Committee assess the effectiveness of board diversity efforts in connection with the annual nomination process as well as in new director searches. Currently, one-third of the directors are women or minorities. The Board and the Nominating and Corporate Governance Committee review directors’ overall service to the Company, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such director’s independence. In the case of new director candidates, the Board also determines whether the nominee must be independent, which determination is based upon applicable SEC and NASDAQ rules.

In order to identify a potential Board candidate, the Nominating and Corporate Governance Committee uses the Board’s network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. The Committee, in 2019, retained a third-party consultant which conducted an assessment of the Board as well as a consultant to conduct a board member search. While candidates were identified, none has been nominated.

Although there is no formal procedure for shareholders to recommend nominees for the Board, the Nominating and Corporate Governance Committee will consider recommendations from shareholders. Shareholders should provide all information relating to a recommended nominee that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Exchange Act, well in advance of any upcoming meeting so that sufficient and timely review can be given to the evaluation process. The Board does not believe that a formal procedure for shareholders to recommend nominees for the Board is necessary. All nominees recommended by shareholders will be given appropriate consideration by the Nominating and Corporate Governance Committee.
Code of Ethics

Our Board has adopted a Code of Ethics that is applicable to all employees, including members of the Board. Any amendment to, or waiver from, our Code of Ethics with respect to our principal executive officer, principal financial officer, principal accounting officer, or controller would be disclosed on our website or in a report on Form 8-K. A copy of the Code of Ethics can be obtained at our website. Our website address is http://www.akorn.com (the contents of such website are not incorporated into this document).

Our Audit Committee has adopted a whistleblower policy in compliance with Section 806 of the Sarbanes-Oxley Act and Section 21F of the Exchange Act. The whistleblower policy allows employees to confidentially submit a good faith complaint regarding accounting or audit matters to the Audit Committee and management without fear of dismissal or retaliation. The expectations of the Code of Ethics and the methods for raising concerns in accordance with the whistleblower policy are communicated to our employees on a regular basis, as part of corporate compliance program which governs all employees of the Company.

Item 11. Executive Compensation and Other Information.

Executive Summary

2019 Performance Highlights
Generated Net revenue of $682.4 million
Generated Operating loss of $227.4 million
Akorn received 5 new ANDA product approvals from the FDA and launched 5 new products in the year ended December 31, 2019

2019 Named Executive Officers (“NEOs”)
Douglas S. Boothe	President and Chief Executive Officer
Duane A. Portwood	Executive Vice President and Chief Financial Officer
Joseph Bonaccorsi	Executive Vice President, General Counsel and Secretary
Erislandy Dorado-Boladeres	Executive Vice President, Global Quality
Jonathan Kafer	Executive Vice President and Chief Commercial Officer
Christopher C. Young	Executive Vice President, Global Operations

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

Our compensation philosophy is based on the following goals and principles:

•	Attract and retain results-oriented executives with proven track records of success to ensure the Company has the caliber of executives needed to perform at the highest levels of the industry;

•	Support Company growth, alignment with shareholder interests and the achievement of other key corporate goals and objectives;

•	Design compensation packages to achieve external competitiveness, internal equity, and be cost-effective;

•	Focus attention on and appropriately balance current priorities and the longer-term strategy of the Company through short- and long-term incentives;

•
Encourage teamwork and cooperation while recognizing individual contributions by linking variable compensation to Company and individual performance based on position responsibilities and ability to influence financial and organizational results;

•	Promote ownership of Company stock by executives to enhance the alignment of interests with shareholders;

•	Motivate and reward a prudent level of risk and decision making in an effort to drive reasonable performance;

•
Provide flexibility and some discretion in applying the compensation principles to appropriately reflect individual circumstances as well as changing healthcare and pharmaceutical industry conditions and priorities; and

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

Our CEO reviews the performance of, and proposes salary increases for, all managers who report to him, including the other Named Executive Officers. Any increases are generally based upon the individual’s performance during the previous year and any changes in responsibilities for the upcoming year. The Compensation Committee reviews the reasonableness of any proposed compensation for the Named Executive Officers. In conducting its review and making its determinations, the Compensation Committee reviews a history of base salary, cash incentive bonus targets and payouts, and equity awards, prepared by the Company’s Human Resources Department. During the year, our CEO may change the base salary of the managers who report to him, with the exception of our Named Executive Officers, without approval of our Compensation Committee. He may do so in order to address significant changes in the individual’s responsibilities, to be competitive in the market or for other business reasons.

Proposed compensation changes for the Named Executive Officers are submitted by our CEO to the Compensation Committee for review and approval.

Our Human Resources Department (“HR”) evaluates total compensation levels and elements of compensation and fashions competitive pay packages on a company-wide basis. HR also works with the Compensation Committee and the CEO in planning for recruitment and retention of employees. Based on HR’s research and the CEO’s recommendations, we set these salaries at rates that we believe are generally competitive, but we do not attempt to pay at the high end relative to our competition.

Role of the Compensation Consultants

The Compensation Committee has maintained a structured approach to compensation for our Named Executive Officers and, since 2012, has retained Willis Towers Watson as its independent compensation consultant to provide the Compensation Committee with support, advice and recommendations on our compensation program for our executive officers.

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

Role of Peer Group

Our compensation consultant has worked with the Compensation Committee in comparing our executive compensation with pertinent market data. The data was taken from filings made with the SEC by a selected peer group. The following companies comprised our selected peer group at the start of 2019:

2019 Peer Group
Alkermes Plc.	IQVIA Holdings Inc.
Amneal Pharmaceuticals, Inc.	Jazz Pharmaceuticals Plc.
BioMarin Pharmaceuticals, Inc.	Lannett Company, Inc.
Catalent, Inc.	Mallinckrodt, Plc.
Endo International Plc.	Prestige Consumer Healthcare Inc.
Horizon Therapeutics Plc.	United Therapeutics Corporation
Incyte Corporation

In the third quarter of 2019, based on changes in the Company’s revenue and market capitalization, the Compensation Committee requested that its compensation consultant review the peer group and recommend changes, if necessary. An analysis was undertaken and after discussion, the peer group was revised. The following companies comprise our revised peer group:

Acorda Therapeutics, Inc.	Horizon Therapeutics Public Limited Company
Alkermes plc.	Ironwood Pharmaceuticals, Inc.
AMAG Pharmaceuticals, Inc.	Lannett Company, Inc.
Amneal Pharmaceuticals, Inc.	Pacira BioSciences, Inc.
Amphastar Pharmaceuticals, Inc.	Prestige Consumer Healthcare Inc.
Assertio Therapeutics, Inc.	SIGA Technologies, Inc.
Emergent BioSolutions, Inc.	Supernus Pharmaceuticals, Inc.
FibroGen, Inc.	United Therapeutics Corporation

The Compensation Committee requested that the consultant prepare a report on base and annual salary incentive percentages for executives in similar sized companies based on revenue and market capitalization and/or similar industries. This analysis has been reviewed and updated as necessary in each year since 2013, including 2019, in order to confirm the appropriateness of the data, measures and comparisons.

With respect to establishing the CEO and CFO’s compensation, we gather, analyze and evaluate the compensation mix provided by our peer group, as well as consider the other factors set forth in the Compensation Committee’s charter. We do not target or benchmark our Named Executive Officers’ compensation at a certain level or percentage based on other companies’ compensation arrangements.

Role of the Shareholders

The Compensation Committee considers shareholder input when setting compensation for the Company’s Named Executive Officers. At the last annual shareholder meeting, the Company’s advisory vote on executive compensation was approved by the following non-binding advisory vote:

For	Against	Abstain	Broker Non-Votes
92,028,322	4,643,288	159,362	17,083,108

This represents more than a 95% favorable vote. Although the effect of the advisory vote on executive compensation is non-binding, the Board and the Compensation Committee consider these results when reviewing and establishing the compensation programs.

The Compensation Committee will continue to consider the outcome of the future advisory votes, as well as shareholder feedback that we receive from our shareholder outreach program, and other analysis and data when making compensation decisions for our Named Executive Officers and our compensation programs generally.

Elements of Our Compensation Program

For 2019, the principal components of compensation for our Named Executive Officers were base salary, performance-based annual cash incentive and long-term equity incentives. In addition, we offer health and welfare benefits and certain limited perquisites and separation benefits.

Element	Type	At Risk
Base salary	Cash	No, fixed
Performance-based annual incentive	Cash	Yes, at risk based on Company and individual performance
Long-term incentives	Equity	Yes, at risk because vesting occurs over a period of years and PSUs are based on performance.

We occasionally award discretionary cash bonuses to recognize superior individual performance, new responsibilities or to compensate new hires for amounts forfeited from their previous employer. From time to time, we have also awarded retention cash or equity bonuses that vest over a period of time.

Base Salary

The salaries for our Named Executive Officers are established to be competitive with market practices in order to allow us to attract and retain senior executive talent. Salary decisions are also influenced by internal equity taking into consideration the relationship between salaries among the executives and each executive’s role and responsibilities and the impact on Company performance. Other factors considered by the Compensation Committee include an executive’s experience, specific skills, tenure and individual performance. In setting base salaries for the CEO and our other executive officers, we also consider external equity based on analysis of peer group data. The Compensation Committee typically reviews the base salaries of our Named Executive Officers annually in the first quarter with any increases effective as of March of that year.

Performance-Based Annual Incentive Plan

Each year, the Compensation Committee adopts guidelines pursuant to which it calculates the annual performance-based cash incentive awards available to our Named Executive Officers. We have instituted management-by-objectives (MBO) to assess performance as a basis for determining awards for all of our Named Executive Officers paid out under our 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Our MBO based incentive program affords us the opportunity and framework for establishing both corporate and individual performance objectives. Individual MBOs extend beyond financial performance and include actions required for the continued future growth of the Company. Each Named Executive Officer’s MBOs align with each of the corporate MBOs. Named Executive Officers are also eligible to receive a “stretch” bonus if certain objectives are achieved under the “stretch” portion of this incentive bonus plan. The Compensation Committee believes that our annual incentive program provides our Named Executive Officers with a team incentive to both enhance our financial performance and perform at the highest level.

Since 2017, the Company’s performance-based annual incentive plan also included a performance goal of achieving the Adjusted EBITDA target that was set in the annual budget and that goal was required to be achieved in order for the executive officers to receive an annual incentive bonus, no matter whether the Company and or the individual executive MBOs had been achieved for the year. In 2017 and 2018 the Company did not achieve the Adjusted EBITDA target and therefore there was no bonus available to executives under the plan.

In 2019, in connection with structural changes within the Company and consistent with advice and analysis from the Company’s compensation consultant, the Compensation Committee and the Board, we changed the design of the annual cash incentive plan.

The Performance-Based Annual Incentive Plan for 2019 was designed to achieve several objectives:

•	Incent executives to deliver results and provide the opportunity to be recognized for delivering results beyond the base plan.

•	Increase the weight of the incentive on the Company performance to keep the focus on the enterprise in total.

•	Establish targets that are critical to the Company’s success and participants see as achievable with appropriate stretch to gain upside earnings.

Structure of the 2019 Performance-Based Annual Incentive Plan

To achieve the objectives as outlined above, the 2019 Performance-Based Annual Incentive Plan was established with two-thirds of the potential payout being linked to Company performance metrics and one-third being linked to the achievement of the Named Executive Officers’ individual MBO’s as assessed through our Managing and Appraising Performance (MAP) program. The following diagram outlines the 2019 plan.

The Adjusted EBITDA and Adjusted Cash Balance are non-GAAP financial measures used by management. Adjusted Cash Balance, as defined by the Company, is a measurement of available cash that adjusts out the impact of potential non-recurring items that were not considered in the Company’s annual plan. Adjusted EBITDA, as defined by the Company, is calculated as Net loss, (minus) plus:

•	Interest expense, net

•	Provision (benefit) for income taxes

•	Depreciation and amortization

•	Non-cash expenses, such as impairment of long-lived assets, share-based compensation expense, and amortization of deferred financing costs

•
Other adjustments, such as legal settlements, restatement expenses and various merger and acquisition-related expenses, employee retention expense, legal and financial advisory fees, fixed asset impairment, executive termination expenses, data integrity investigations & assessment, gain on disposal of fixed assets, and

•	Fresenius transaction & Securities Class Action Litigation.

“Stretch Bonus” Opportunity

In addition, executives have the opportunity to earn more than the maximum amount called a “stretch” bonus based on achievement of certain Adjusted EBITDA targets as described in detail below.

The design of the 2019 performance-based annual incentive plan reflected a major shift in the Company’s approach to the annual incentive program.

2019 Plan	Old Plan
Multiple metrics on Company performance	Single metric on Company performance
Minimum thresholds on multiple metrics	One threshold on one metric required for any payout
Greater (2/3) weighting on Company performance to drive enterprise thinking	Equal weighting of Company and individual performance
Upside potential of 120% to drive performance	Payment maximum at 100%, which could have the effect of creating a governor on performance
Payout calculations for achievement between the minimum, target and maximum thresholds for the corporate metrics	Payout for corporate performance only at the threshold amounts
Structure more common in industry	Structure unique to company
Participants can see how they impact Company performance and that “extra” effort can have an impact on payout.	Link between participant impact and the threshold metric was not clear to many

The payouts associated with the Adjusted EBITDA metric and the Adjusted Cash Balance metric were calculated based on the minimum, target and maximum payouts defined in the explanatory diagram above, taking into account performance that falls between the threshold amounts.

The payout associated with personal performance was based on the performance rating that the executive received through our Managing and Appraising Performance (MAP) program. This is a direct percentage applied to the 33.3% of the bonus awarded based on personal performance.

Personal Performance Rating	Developing Contributor	Successful Contributor	Top Contributor
Payout Percentage	70	100	120

The Company maintains the stretch bonus for executives who are direct reports to the CEO and the CEO himself. This bonus amount is an additional 50% of the executive’s bonus target. For example, the bonus target for an Executive Vice President (EVP) is 50% of base salary. The stretch bonus is therefore an additional 25% of the EVP’s base salary.

For 2019, the stretch bonus maximum payout was for achievement of 200% of our Adjusted EBITDA target. In contrast to past years, the stretch bonus was also earned based on the scale set forth below.

Percent Achievement of Adjusted EBITDA Target	Percent of Stretch Bonus Payout
120%	0%
160%	50%
200%	100%

In addition to cash bonus payments made under our annual cash incentive plan, the Compensation Committee may provide discretionary bonuses to reward an executive’s superior performance in overcoming unforeseen circumstances and exceptional achievements.

Long-Term Equity Incentive Plan

Under the Omnibus Plan, the Compensation Committee has the flexibility to make equity awards with respect to the common stock of the Company, including time- and performance-based awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance stock, and other equity based awards. Our Board developed a long-term equity incentive plan as part of our goal to structure our compensation in a manner in which the largest increase in total direct compensation for our Named Executive Officers comes from appreciation in a long-term equity incentive award made under the Omnibus Plan (“Long-Term Incentive Award”). Under the plan, the Long-Term Incentive Awards to executive officers are awarded in the form of options and RSUs. The Company does not have long-term cash incentives nor does it maintain a pension plan or a supplemental executive retirement plan. The Company may from time to time grant other types of equity awards.

Stock Options

We grant nonqualified stock options to our Named Executive Officers as a means of rewarding past performance and encouraging continued efforts to achieve personal and Company objectives in the current and future years. Our options are awarded at the closing price of our stock on the date of grant. Options awarded to our executive officers vest with respect to 25% of the award per year on each of the first four anniversaries of the date of grant and expire five, seven or ten years after the date of grant, as determined by the Compensation Committee and set forth in the applicable award agreement. Over time, the Company has moved from awarding options that expire after five or seven years to options that expire after ten years.

Restricted Stock Units (RSUs)

For 2019, based in part upon the recommendation of the compensation consultant, the Compensation Committee determined that the Long-Term Incentive Awards to executive officers would be awarded such that 50% of the grant-date fair value of each executive’s equity grant would be provided in the form of RSUs and 50% in options. Each RSU represents the right to receive one share of our common stock on a stated date (the “vesting date”) unless the award is terminated earlier in accordance with terms and conditions established by the administrator of our Omnibus Plan. The RSUs generally vest in four equal installments on each of the first four anniversaries of the date of grant. Unless the Compensation Committee determines otherwise, RSUs that do not vest will be forfeited. Holders of RSUs have no voting, dividend or other rights as a shareholder until such units are vested.

Retention Awards

Performance Stock Unit (PSU) Retention Awards

Beginning in 2019, based in part upon the recommendation of the Company’s compensation consultant, the Compensation Committee began using PSUs to compensate executives based on longer-term goals and performance metrics. Each PSU represents the right to receive one share of our common stock on a stated date (the “vesting date”) unless the award is terminated earlier in accordance with terms and conditions established by the administrator of our Omnibus Plan. In 2019, PSUs were granted to certain executives as retention awards. The vesting of PSUs granted in 2019 is tied to the Company’s performance against a financial metric and a quality metric. These PSUs vest in full on the second anniversary of the grant date at between 0% and 120% of grant value, subject to the Company achieving the designated financial metric and quality metric. PSUs that do not vest are forfeited. Holders of PSUs have no voting, dividend or other rights as a shareholder until such units are vested.

Cash Retention Awards

In December 2018 and January 2019, based in part upon the recommendation of the Company’s compensation consultant and other advisors, the Company made cash retention awards to certain executives and other non-executive employees. These awards were structured with 50% of the award being paid at the time the award was made and 50% being paid on the first anniversary of the grant date of the award. The awards provided for clawback if the employee were to be terminated other than for cause or leave during that one-year period. In December 2019, the Company made the second payment under the awards that were due and accelerated the second payment of those awards that were originally coming due for payment in January 2020. This acceleration was undertaken after consultation with advisors given the circumstances surrounding the expiration of the Company’s Standstill Agreement in December 2019.

Inducement Awards

In 2019, the Company used equity inducement awards under NASDAQ Listing Rule 5635(c)(4) as a part of the compensation package that was offered to Mr. Boothe in recruiting him to lead the Company as the President & CEO. Based on a recommendation of the Company’s compensation consultant, the inducement awards were a combination of stock options, RSUs and PSUs.

The stock options and RSUs granted to Mr. Boothe had the same award and vesting criteria as outlined above for options and RSUs granted to other executive officers. The PSUs granted to Mr. Boothe vest in full on the fourth anniversary of the grant date at between 0% and 300% of grant value subject to the closing price of the Company’s common stock on the vesting date.

Timing of Equity Grants and Equity Grant Practices

At the Board meeting held immediately after our annual meeting of shareholders, the Compensation Committee typically will recommend equity compensation, if any, to be awarded to our Named Executive Officers and all other Company employees. All awards are made based on the closing price of our stock on the date of grant. In addition, throughout the year, awards may be made to new employees upon their joining the Company and to employees who are promoted. The timing of such awards depends on those specific circumstances and is not tied to any other particular company event, anticipated events or announcements. Under our long-term equity incentive plan, in 2019 each executive officer was eligible to receive an award with a value up to a percentage of the executive’s annual salary as follows: Mr. Boothe 400%; Mr. Portwood 250%, Mr. Bonaccorsi 250%, and Mr. Kafer 200%. For 2019, the equity awards granted to Mr. Boothe were granted outside the Omnibus Plan (but otherwise subject to the terms and conditions of the Omnibus Plan) as an “employment inducement award” under NASDAQ Listing Rule 5635(c)(4), and such award was intended to constitute both Mr. Boothe’s 2019 annual award and an additional incentive for Mr. Boothe to join the Company.

In addition to awards made under our incentive plans, the Compensation Committee may provide discretionary bonuses to reward an executive’s superior performance in overcoming unforeseen circumstances and exceptional achievements.

Analysis of What We Paid

2019 Base Salaries

In 2019, the Compensation Committee reviewed the base salaries of our Named Executive Officers. Based in part on industry survey information (CEB HR Leadership Council for Mid-Sized Companies) the Compensation Committee approved an increase to the base salaries of our continuing Named Executive Officers by 3% in comparison to 2018 effective March 4, 2019.

	2019 Base Salary ($)	2018 Base Salary(1) ($)	What We Took Into Consideration in Setting 2019 Salaries
Douglas S. Boothe	$800,000	$—	Mr. Boothe joined the Company on January 1, 2019. Salary was set based on a review of the market for comparable roles with comparable companies.
Duane A. Portwood	$496,500	$482,000	Annual increase based on market assessment and merit budget.
Joseph Bonaccorsi	$483,800	$469,700	Annual increase based on market assessment and merit budget.
Erislandy Dorado-Boladeres	$375,000	$—	Mr. Dorado-Boladeres joined the Company on March 25, 2019. Salary was set based on a review of the market for comparable roles with comparable companies.
Jonathan Kafer	$385,000	$385,000	Mr. Kafer’s salary increased to $385,000 on December 11, 2018, in connection with his promotion, no increase in 2019.
Christopher C. Young	$375,000	$—	Mr. Young joined the Company on January 24, 2019. Salary was set based on a review of the market for comparable roles with comparable companies.

(1) Salary as of December 31, 2018.

2019 Performance-Based Annual Incentive Awards

We structured specific annual incentive awards for 2019 based upon MBOs for our CEO and other Named Executive Officers, as well as the Company’s achievement of its overall goals. After the Board reviewed the strategic plan and budget for the year, the Compensation Committee set annual incentive compensation targets designed to induce achievement of that plan and budget.

For 2019, we set the CEO’s bonus target at 100% of base salary, and the bonus for the other Named Executive Officers at 50% of base salary. In 2019, the CEO had additional opportunity for “stretch” bonus equal to 50% of base salary, while the other Named Executive Officers had additional opportunity for “stretch” bonus equal to 25% of base salary if certain additional objectives were achieved. In general, the Compensation Committee considered the experience, responsibilities, title and historical performance of each particular Named Executive Officer when determining the target and stretch bonus opportunities and approved specific performance objectives based on the CEO’s recommendation and the Compensation Committee’s review.

Given the uncertainty in December of 2019 regarding the Company’s Standstill Agreement, the Board decided, supported by the advice and research of its consultants, to accelerate the payment of the executive bonuses on December 13, 2020 based on the expectation that the Company was going to exceed its performance targets for the year. The decision was made to pay based on a personal performance component achieving 100% target and the Company achieving 120% target. In 2019, the Company exceeded the performance targets that were set by the Board of Directors.

	2019 Target Base Incentive Bonus Opportunity as % of Base Salary(1)	2019 Target Base Incentive Bonus Opportunity(1) $	2019 Stretch Incentive Bonus Opportunity as % of Base Salary(1)	2019 Stretch Incentive Bonus Opportunity(1) $	2019 Total Target Incentive Bonus Opportunity(1) $	Total Incentive Bonus Earned for 2019(2)(3) $
Douglas S. Boothe	100%	$800,000	50%	$400,000	$1,200,000	$1,306,720
Duane A. Portwood	50%	247,018	25%	123,509	370,528	403,480
Joseph Bonaccorsi	50%	240,702	25%	120,351	361,054	393,163
Erislandy Dorado-Boladeres	50%	144,863	25%	72,432	217,295	234,804
Jonathan Kafer	50%	192,500	25%	96,250	288,750	314,430
Christopher C. Young	50%	$175,685	25%	$87,842	$263,527	$286,695
(1) For purposes of our performance-based incentive plan, bonus eligible Base Salary is defined as the officer’s base pay earnings as shown on the officer’s W-2 for the applicable year. However, all Bonus Opportunity amounts in the table above were calculated based on each officer’s Base Salary, which approximates his base pay earnings on his W-2.
(2) The incentive bonus amounts paid for 2019 reflected achievement at 113% of targets, thereby exceeding the 2019 Total Target Incentive Bonus Opportunity, which was based on 100% achievement.

(3)
As noted above, in December 2019, the Company accelerated the payment of 2019 annual bonuses to all salaried employees, including our Named Executive Officers that were to be made under the Company’s 2019 Salaried Incentive Plan. The accelerated 2019 bonus payments represented each such employee’s 2019 annual bonus calculated based on Company performance year-to-date. The Board determined that the Company expected to exceed the 2019 corporate performance metrics and assumed that individual performance metrics were satisfied at “target” levels. The Bonus Payments and Retention Premium Awards were made on December 13, 2019. The bonus payments to employees of the Company at the Vice President level or above, including our Named Executive Officers, were subject to recoupment if their employment with the Company terminated, subject to certain exceptions, prior to the date on which annual bonuses would ordinarily be paid.

2019 Long-Term Incentive Grants

During 2019, the Board made the following grants of stock options, RSUs and PSUs to the Company’s Named Executive Officers:

	Number of Options Granted in 2019	Grant Date Fair Value 2019 Options $	Number of PSUs Granted in 2019	Grant Date Fair Value 2019 PSUs $	Number of RSUs Granted in 2019	Grant Date Fair Value 2019 RSUs $
Douglas S. Boothe	405,938	$999,704	253,807	$946,700	507,614	$2,000,000
Duane A. Portwood	265,291	$620,356	134,236	$544,998	273,078	$1,165,622
Joseph Bonaccorsi	258,505	$604,488	325,123	$1,320,000	460,413	$1,924,746
Erislandy Dorado-Boladeres	173,681	$374,908	—	—	109,329	$375,000
Jonathan Kafer	164,571	$384,833	73,892	$300,000	160,021	$685,000
Christopher C. Young	147,166	$374,876	—	—	92,364	$375,000
Total	1,415,152	$3,359,165	787,058	$3,111,698	1,602,819	$6,525,368

Other Elements of Compensation

Below are additional elements of compensation that we provide to our executive officers. For information regarding employment agreements and our executive severance plan, see “Potential Payments Upon Termination.”

Company-Wide Benefits

The Company does not have a pension plan and does not have a supplemental executive retirement plan. Executive officers and all full-time employees are eligible to participate in the Company’s benefit programs, which include health insurance (which is partially funded by the employee), 401(k), disability and life insurance (separate programs for executives and all other employees), flexible spending accounts, an employee stock purchase plan, an employee assistance program, an education assistance program, pre-tax commuter program, paid time off and holidays. Part-time employees are eligible to participate in a limited benefits program which includes a 401(k) plan, an employee stock purchase plan, and limited holiday and paid time off. The Company matches employee 401(k) contributions at a rate of 50% up to the first 6% of the employee’s eligible wages contributed to the plan.

Perquisites

The Company has largely eliminated perquisites for its executive officers. In 2019, the Company made several additions to its team of executive officers, and in doing so paid moving, temporary housing and related relocation costs to some executive officers.

ESPP

The 2016 Akorn Inc., Employee Stock Purchase Plan (“ESPP”) permits eligible employees to acquire shares of our common stock at a 15% discount from market price, through payroll deductions not exceeding 15% of base wages. Purchases under the ESPP are subject to an annual maximum purchase of the lesser of $25,000 in market value of our common stock or 15,000 shares. The Company initiated two offering periods during 2019, one starting on February 1, 2019 and the second starting on July 1, 2019. However, the Company suspended the ESPP during the quarter ended December 31, 2019, and refunded all accumulated contributions.

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

Role	Guideline
President and Chief Executive Officer	5 times base salary
All Other Executive Officers	3 times base salary

Until the specified ownership levels are met, an executive officer will be required to retain 50% of all shares acquired upon option exercises and the vesting of RSUs (in both cases, less shares withheld to pay taxes or cost of exercise). The value of a share shall be measured as the greater of the then current market price or the closing price of a share of the Company’s common stock on the acquisition date. For purposes of determining compliance with the stock ownership guidelines, stock ownership includes:

•	shares purchased on the open market,
•	shares owned jointly with, or separately, by the officer’s spouse and dependent children,
•	shares held in trust for the officer or immediate family member,
•	shares held through any Company-sponsored plan, including specifically the ESPP,
•	shares obtained through the exercise of stock options, and
•	50% of unvested RSUs.

As of March 16, 2019, Mr. Bonaccorsi met the minimum ownership guidelines. The remaining Named Executive Officers have until five years from their respective appointments to their executive officer positions to attain the required ownership levels.

Clawback Policy

The Company's clawback policy (“Clawback Policy”) applies to all executive officers and the incentive-based compensation (including cash and equity as well as discretionary bonuses) awarded to such officers. A current copy of the clawback policy, which has been adopted and approved by the Compensation Committee of the Board, is available on the Company’s website at http://www.akorn.com (the contents of such website are not incorporated into this document). Under the policy, the Company may require the forfeiture and repayment of incentive-based compensation if (1) the Company is required to prepare an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the U.S. federal securities laws (a “Material Restatement Event”), (2) an Incentive-Based Compensation was awarded to, or received by, the executive officer based on materially inaccurate financial statements or on performance metrics that are materially inaccurately determined (regardless of whether the executive officer was responsible for the inaccuracy) (an “Inaccurate Metrics Event”), (3) an action or omission by an executive officer results in material financial or reputational harm to the Company, (4) a determination by the Board, in good faith that an executive officer has (i) engaged in a felony or engaged in conduct which is in the good faith judgment of the Board, applying reasonable standards of personal and professional conduct, injurious to the Company, its customers, employees, suppliers, or shareholders, financially, reputationally or otherwise, or (ii) violated any non-competition or non-solicitation provision of any award, plan or agreement applicable to the executive officer (a “Misconduct Event”), or (5) a severe or intentional violation of FDA regulatory standards by an executive officer that results in an FDA warning letter or enforcement action (a “Regulatory Event”). In any such event, the Compensation Committee may require that an executive officer forfeit or repay all or any portion of any outstanding unpaid incentive-based compensation that was awarded to the officers and any incentive-based compensation that was paid to the officers during the 36 months prior. If a restatement occurs or an award is based on materially inaccurate financial statements or performance metrics, the Compensation Committee will consider all facts and circumstances that it determines relevant, including whether anyone responsible engaged in misconduct and issues of accountability. Any amount repaid by an executive officer shall not exceed the amount of incentive-based compensation awarded by the Company in excess of what would have been awarded to such employee under the circumstances reflected by the accounting restatement since the effective date of the policy. Pursuant to the provisions of the Clawback Policy, the Company shall amend the policy as necessary to satisfy the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the NASDAQ.

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

Tax Considerations

Prior to December 31, 2017, Section 162(m) of the Internal Revenue Code has generally prohibited publicly held companies from deducting more than $1.0 million per year in compensation paid to the Company’s covered executive officers, unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our shareholders, such as our Omnibus Plan.

Effective for taxable years beginning after December 31, 2017, the exemption from Section 162(m) for performance-based compensation has been repealed, such that compensation paid to our covered executive officers in excess of $1.0 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. In general, historically our Compensation Committee has structured certain awards to the executive officers under the Company’s incentive program to qualify for this exemption unless maintaining such deductibility would not be in our best interest, and our Compensation Committee will consider whether any such award qualifies for transition relief. The Compensation Committee reserves the right to provide compensation to our executive officers that is not deductible, including but not limited to when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention, or recognize and reward desired performance.

We also regularly analyze the tax effects of various forms of compensation and the potential for excise taxes to be imposed on the executive officers that might have the effect of frustrating the purposes of such compensation.

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

Subsequent Developments

As the Company explores strategic alternatives, in February 2020, the Company adopted a retention program for our salaried employees, including our Named Executive Officers, for 2020. Specifically, pursuant to the retention program, each of the Named Executives Officers received a cash award as follows: (1) $3,600,000 for Mr. Boothe; (2) $1,489,500 for Mr. Portwood; (3) $1,451,400 for Mr. Bonaccorsi; (4) $750,000 for Mr. Dorado-Boladeres; (5) $1,155,000 for Mr. Kafer; and (6) $750,000 for Mr. Young. This retention program replaced the traditional incentive compensation programs for 2020.

A portion of the retention bonus paid to the Company’s executive officers, including our Named Executive Officers, is subject to repayment if certain Company quality metrics are not satisfied as of December 31, 2020. In addition, if an executive officer’s employment with the Company terminates for any reason other than a termination by the Company without cause, by the executive for good reason, or due to the executive’s death or disability, in each case, prior to the earlier of a change of control and December 31, 2020, then the executive is required to repay the retention bonus, net of certain tax adjustments.

Compensation Committee Report

Management of the Company has prepared the Compensation Discussion and Analysis describing the Company’s compensation program for senior executives, including the Named Executive Officers. The Compensation Committee of Akorn has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal year 2019 and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this document.

This report is submitted by the Compensation Committee, consisting of:

Adrienne L. Graves, Ph.D., Chair
Thomas G. Moore, PharmD
Alan D. Weinstein

Executive Compensation Tables and Other Information
2019 Summary Compensation Table

The following table sets forth information concerning compensation paid to or earned by our Named Executive Officers for the years ended December 31, 2019, 2018 and 2017.

Name and principal position	Year	Salary	Bonus(1) ($)	Stock Awards(2)(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compen-sation(5) ($)	All Other Compen-sation(6) ($)	Total ($)
Douglas S. Boothe(7)	2019	$800,000	$—	$2,946,699	$999,704	$1,306,720	$158,914	$6,212,037
President and CEO
Duane A. Portwood	2019	$494,037	$400,000	$1,710,620	$620,356	$403,480	$9,366	$3,637,859
Executive Vice President and	2018	$479,667	$—	$1,205,010	$—	$—	$9,216	$1,693,893
Chief Financial Officer	2017	$468,000	$—	$1,139,037	$—	$—	$12,403	$1,619,440
Joseph Bonaccorsi	2019	$481,405	$—	$3,244,745	$604,488	$393,163	$10,206	$4,734,007
Executive Vice President,	2018	$467,417	$450,000	$1,174,254	$—	$—	$9,081	$2,100,752
General Counsel and Secretary	2017	$456,000	$—	$1,109,810	$—	$—	$12,586	$1,578,396
Erislandy Dorado-Boladeres	2019	$289,726	$65,500	$374,998	$374,908	$234,804	$171,742	$1,511,678
Executive Vice President, Global Quality
Jonathan Kafer	2019	$385,000	$284,500	$985,000	$384,833	$314,430	$8,469	$2,362,232
Executive Vice President,	2018	$345,547	$284,500	$517,498	$—	$—	$8,916	$1,156,461
Chief Commercial Officer	2017	$335,000	$33,500	$326,134	$—	$—	$12,791	$707,425
Christopher C. Young	2019	$351,370	$—	$374,998	$374,876	$286,695	$173,246	$1,561,185
Executive Vice President, Global Operations

(1) The 2019 bonus amounts paid to Messrs. Portwood and Kafer were retention bonuses and the amount paid to Mr. Dorado-Boladeres was a sign-on bonus.
(2) This column includes the grant date fair value of PSUs granted during the applicable year based on the probable outcome of the applicable performance conditions as of the date of grant as determined under FASB ASC Topic 718. The discussion of the assumptions used for purposes of valuation of PSUs granted in 2019 appears in “Note 10-Equity Compensation Plans” in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2020. The maximum grant date fair value for PSUs granted in 2019 if the PSUs vested at their maximum level is as follows: Mr. Boothe, $2,999,999; Mr. Portwood, $653,998; Mr. Bonaccorsi, $1,583,999 and Mr. Kafer, $360,002.
(3) This column includes the grant date fair value of RSUs granted during the applicable year. The grant date fair value of each RSU award granted during 2019 was equal to the base price of each award, multiplied by the number of shares underlying the award granted. The base price of the RSU awards granted in the fiscal year is based on the closing price of our common stock on the grant date.
(4) This column shows the grant date fair value of stock options granted during the applicable year. These amounts were determined as of the option’s grant dates in accordance with FASB ASC Topic 718 using the Black-Scholes-Merton valuation model. The assumptions used were the same as those reflected in the “Note 10—Equity Compensation Plans” in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2020. The stock options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(5) The amounts shown in this column are performance-based annual incentive awards earned in the applicable year. Annual performance-based incentive awards are typically paid to the Named Executive Officers in the first quarter of the year following the year in respect of which they were earned. However, for 2019, performance-based annual incentive awards were paid in December 2019. See “Compensation Discussion and Analysis—Elements of Our Compensation Program—Performance-Based Annual Incentive Plan” above.
(6) The amounts reported in this column represent the dollar amount for each Named Executive Officer as set forth in more detail in the “All Other Compensation Table” below.

(7) The stock options, RSUs and PSUs granted to Mr. Boothe constitute an employment inducement award.
All Other Compensation Table

Name	Year	401(k) Match ($)	Group Term Life Insurance Premium ($)	All Other ($)(1)	Total ($)
Douglas S. Boothe	2019	$7,108	$1,806	$150,000	$158,914
Duane A. Portwood	2019	$8,400	$966	$—	$9,366
Joseph Bonaccorsi	2019	$8,400	$1,806	$—	$10,206
Erislandy Dorado-Boladeres	2019	$5,353	$1,389	$165,000	$171,742
Jonathan Kafer	2019	$6,663	$1,806	$—	$8,469
Christopher C. Young	2019	$7,664	$582	$165,000	$173,246

(1) Amounts represent payments made under the relocation assistance program.

2019 Grants of Plan-Based Awards

The following table provides additional information about non-equity incentive compensation, stock option awards, RSUs, and PSUs granted to our Named Executive Officers in 2019 under our Omnibus Plan and Inducement Awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards			All Other	All Other	Exercise
Name	Grant Date	Thres - hold ($)	Target ($)	Maximum ($)	Thres - hold (#)	Target (#)	Maximum (#)	Stock Awards: Number of Shares	Option Awards: Number of Securities Underlying Options	or Base Price of Option Awards ($/Sh.)	Grant Date Fair Value of Stock and Option Awards(3)(4) ($)
Douglas S. Boothe(2)
Non-Equity Incentive Compensation	4/17/2019	$—	$800,000	$1,200,000	—	—	—	—	—	$—	$—
Option	1/8/2019	$—	$—	$—	—	—	—	—	405,938	$3.94	$1,599,396
RSU	1/8/2019	$—	$—	$—	—	—	—	507,614	—	$—	$1,999,999
PSU(5)	1/8/2019	$—	$—	$—	126,903	253,807	761,421	—	—	$—	$946,700
Duane A. Portwood
Non-Equity Incentive Compensation	4/17/2019	$—	$247,108	$370,528	—	—	—	—	—	$—	$—
Option	5/9/2019	$—	$—	$—	—	—	—	—	164,571	$4.47	$735,632
RSU(6)	1/24/2019	$—	$—	$—	—	—	—	134,236	—	$—	$544,998
RSU	5/9/2019	$—	$—	$—	—	—	—	138,842	—	$—	$620,624
PSU(7)	1/24/2019	$—	$—	$—	53,694	134,236	161,083	—	—	$—	$544,998
Joseph Bonaccorsi
Non-Equity Incentive Compensation	4/17/2019	$—	$240,702	$361,054	—	—	—	—	—	$—	$—

Option	5/9/2019	$—	$—	$—	—	—	—	—	258,505	$4.47	$1,155,517
RSU(6)	1/24/2019	$—	$—	$—	—	—	—	325,123	—	$—	$1,319,999
RSU	5/9/2019	$—	$—	$—	—	—	—	135,290	—	$—	$604,746
PSU(7)	1/24/2019	$—	$—	$—	130,049	325,123	390,147	—	—	$—	$1,319,999
Erislandy Dorado-Boladeres
Non-Equity Incentive Compensation	4/17/2019	$—	$144,863	$217,295	—	—	—	—	—	$—	$—
Option	3/25/2019	$—	$—	$—	—	—	—	—	173,681	$3.43	$595,726
RSU	3/25/2019	$—	$—	$—	—	—	—	109,329	—	$—	$374,998
Jonathan Kafer
Non-Equity Incentive Compensation	4/17/2019	$—	$192,500	$288,750	—	—	—	—	—	$—	$—
Option	5/9/2019	$—	$—	$—	—	—	—	—	164,571	$4.47	$735,632
RSU(6)	1/24/2019	$—	$—	$—	—	—	—	73,892	—	$—	$300,002
RSU	5/9/2019	$—	$—	$—	—	—	—	86,129	—	$—	$384,997
PSU(7)	1/24/2019	$—	$—	$—	29,556	73,892	88,670	—	—	$—	$300,002
Christopher C. Young
Non-Equity Incentive Compensation	4/17/2019	$—	$175,685	$263,527	—	—	—	—	—	$—	$—
Option	1/24/2019	$—	$—	$—	—	—	—	—	147,166	$4.06	$597,494
RSU	1/24/2019	$—	$—	$—	—	—	—	92,364	—	$—	$374,998
(1) For information on performance-based annual incentive awards granted in 2019, see “Performance-Based Annual Incentive” and “Summary Compensation Table—Non-Equity Incentive Plan Compensation.”
(2) The stock options, RSUs and PSUs granted to Mr. Boothe constitute an “employment inducement award” under NASDAQ Listing Rule 5635(c)(4). The awards are otherwise subject to the terms and conditions of the Omnibus Plan as if they had been granted pursuant to the Omnibus Plan.
(3) The grant date fair value of each options award granted in the fiscal year is calculated in accordance with FASB ASC Topic 718 using the Black-Scholes-Merton value of each award multiplied by the number of options granted.
(4) The grant date fair value of the RSU awards granted in the fiscal year is based on the closing price of our common stock on the grant date of each award. The grant date fair value of PSUs granted during the applicable year is based on the probable outcome of the applicable performance conditions as of the date of grant as determined under FASB ASC Topic 718.
(5) The PSUs granted to Mr. Boothe vest in full on the fourth anniversary of the grant date at between 0% and 300% of grant value based on the closing price of the Company's common stock on the vesting date. The “threshold” vesting percentage for his PSUs is 50%.
(6) The RSUs granted on January 24, 2019, to Messrs. Portwood, Bonaccorsi and Kafer vest in full on the second anniversary of the grant date. All other RSUs granted during 2019 vest 25% per year on each of the first four anniversaries of the grant date.
(7) The PSUs granted to Messrs. Portwood, Bonaccorsi and Kafer vest in full on the second anniversary of the grant date at between 0% and 120% of grant value subject to the Company achieving financial and quality performance objectives. The “threshold” vesting percentage for these PSUs is 40%.
Outstanding Equity Awards at 2019 Year-End

The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2019. Market values have been determined based on the closing price of our common stock on December 31, 2019, of $1.50.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Douglas S. Boothe
Option(1)	—	405,938	$3.94	1/8/2029	—	$—	—	$—
RSU(2)	—	—	$—	—	507,614	$761,421	—	$—
PSU(3)	—	—	$—	—	—	$—	126,903	$190,355
Duane A. Portwood
Option(4)	300,000	—	$26.74	10/30/2022	—	$—	—	$—
Option(5)	56,250	18,750	$30.89	8/9/2023	—	$—	—	$—
Option(6)	—	265,291	$4.47	5/9/2029	—	$—	—	$—
RSU(7)	—	—	$—	—	17,206	$25,809	—	$—
RSU(8)	—	—	$—	—	46,633	$69,950	—	$—
RSU(9)	—	—	$—	—	134,236	$201,354	—	$—
RSU(10)	—	—	$—	—	138,842	$208,263	—	$—
PSU(11)	—	—	$—	—			53,694	$80,541
Joseph Bonaccorsi
Option(12)	49,090	16,363	$23.26	3/28/2023	—	$—	—	$—
Option(13)	47,770	15,923	$29.50	7/1/2023	—	$—	—	$—
Option(6)	—	258,505	$4.47	5/9/2029	—	$—	—	$—
RSU(14)	—	—	$—	—	2,251	$3,377	—	$—
RSU(7)	—	—	$—	—	16,764	$25,146	—	$—
RSU(8)	—	—	$—	—	45,443	$68,165	—	$—
RSU(9)	—	—	$—	—	325,123	$487,685	—	$—
RSU(10)	—	—	$—	—	135,290	$202,935	—	$—
PSU(11)	—	—	$—	—			130,049	$195,074
Erislandy Dorado-Boladeres
Option(15)	—	173,681	$3.43	3/25/2029	—	$—	—	$—
RSU(16)	—	—	$—	—	109,329	$163,994	—	$—
Jonathan Kafer
Option(17)	125,000	—	$43.00	5/1/2022	—	$—	—	$—
Option(18)	32,550	10,850	$24.95	2/19/2023	—	$—	—	$—
Option(13)	13,488	4,496	$29.50	7/1/2023	—	$—	—	$—
Option(6)	—	164,571	$4.47	5/9/2029	—	$—	—	$—

RSU(14)	—	—	$—	—	635	$953	—	$—
RSU(7)	—	—	$—	—	4,926	$7,389	—	$—
RSU(8)	—	—	$—	—	13,351	$14,870	—	$—
RSU(19)	—	—	$—	—	9,913	$110,838	—	$—
RSU(9)	—	—	$—	—	73,892	$129,194	—	$—
RSU(10)	—	—	$—	—	86,129	$110,838	—	$—
PSU(11)	—	—	$—	—			29,556	$44,334
Christopher C. Young
Option(20)	—	147,166	$4.06	1/24/2029	—	$—	—	$—
RSU(21)	—	—	$—	—	92,364	$138,546	—	$—

(1) The amounts shown represent the number of options granted to Mr. Boothe on January 8, 2019, pursuant to his inducement award. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(2) The amounts shown represent the number of RSUs granted to Mr. Boothe on January 8, 2019, pursuant to his inducement award that had not vested as of December 31, 2019. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(3) The amounts shown represent the number of PSUs granted to Mr. Boothe on January 8, 2019, pursuant to his inducement award that had not vested as of December 31, 2019. These PSUs vest four years after grant with vesting level contingent upon meeting various market conditions.
(4) The amounts shown represent the number of options granted to Mr. Portwood on October 30, 2015. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(5) The amounts shown represent the number of options granted to Mr. Portwood on August 9, 2016. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(6) The amounts shown represent the number of options granted to each executive officer May 9, 2019. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(7) The amounts shown represent the number of RSUs granted to each executive officer May 4, 2017, that had not vested as of December 31, 2019. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(8) The amounts shown represent the number of RSUs granted to each executive officer April 19, 2018, that had not vested as of December 31, 2019. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(9) The amounts shown represent the number of RSUs granted to each executive officer January 24, 2019, that had not vested as of December 31, 2019. These RSUs vest in full two years after grant.
(10) The amounts shown represent the number of RSUs granted to each executive officer May 9, 2019, that had not vested as of December 31, 2019. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(11) The amounts shown represent the number of PSUs granted to each executive officer January 24, 2019, that had not vested as of December 31, 2019. These PSUs vest two years after grant with vesting level contingent upon meeting various performance conditions.
(12) The amounts shown represent the number of options granted to Mr. Bonaccorsi on March 28, 2016. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(13) The amounts shown represent the number of options granted to each executive officer July 1, 2016. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(14) The amounts shown represent the number of RSUs granted to each executive officer July 1, 2016, that had not vested as of December 31, 2019. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(15) The amounts shown represent the number of options granted to Mr. Dorado-Boladeres on March 25, 2019. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(16) The amounts shown represent the number of RSUs granted to Mr. Dorado-Boladeres on March 25, 2019, that had not vested as of December 31, 2019. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(17) The amounts shown represent the number of options granted to Mr. Kafer on May 1, 2015. The options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(18) The amounts shown represent the number of options granted to Mr. Kafer on February 19, 2016. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(19) The amounts shown represent the number of RSUs granted to Mr. Kafer on April 23, 2018, that had not vested as of December 31, 2019. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(20) The amounts shown represent the number of options granted to Mr. Young on January 24, 2019. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.
(21) The amounts shown represent the number of RSUs granted to Mr. Young on January 24, 2019, that had not vested as of December 31, 2019. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

2019 Option Exercises and Stock Vested Table

The following table provides a summary of the value realized by our Named Executive Officers from the exercise of option awards and the vesting of RSUs during the year ended December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Douglas S. Boothe	—	$—	—	$—
Duane A. Portwood	—	$—	24,148	$67,578
Joseph Bonaccorsi	—	$—	28,236	$84,506
Erislandy Dorado-Boladeres	—	$—	—	$—
Jonathan Kafer	—	$—	10,854	$32,487
Christopher C. Young	—	$—	—	$—

(1) The value realized on the vesting of the RSUs equaled the closing market value of our common stock on the vesting date times the number of shares that vested.

Potential Payments Upon Termination

Employment Agreements and Offer Letters

We have entered into employment agreements with Messrs. Boothe, Portwood, Bonaccorsi and Kafer that, in addition to providing bonus opportunity, provide the officers with compensation if they are terminated without cause, they leave the Company with good reason or their employment terminates in certain circumstances in connection with a change of control. The agreements renew automatically for a one-year period unless written notice of termination is provided. We believe the terms of the employment agreements promote stability and continuity of senior management. Specifically, these common protections promote our ability to attract and retain management and assure us that our executive officers will continue to be dedicated and available to provide objective advice and counsel notwithstanding the possibility, threat or occurrence of a change in their circumstances or in the control of the Company.

Under their employment agreements, each of Messrs. Boothe, Portwood, Bonaccorsi and Kafer is entitled to receive benefits under the employment agreements if (1) we terminate the executive’s employment without cause, (2) the executive resigns for good reason or (3) if there is a change of control during the term of the agreement and within the 90 days prior to and 12 months following the change of control we terminate the executive’s employment without cause or he resigns for good reason. Under these scenarios, each of the executives is entitled to receive (1) any accrued but unpaid salary and pro-rata bonus, (2) reimbursement for any outstanding reasonable business expense, (3) vacation pay, (4) continued life and health insurance as described below and (5) a severance payment calculated as described below.

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

If there is a change of control during the term of the agreement and within the period from 90 days prior to and 12 months following the change in control we terminate the executive without cause or the executive resigns for good reason, the severance payment will be equal to three times (in the case of the CEO) and two times (in the case of the other executive officers) the sum of the greater of (a) the executive’s then current base salary and (b) his base salary immediately prior to the change of control, plus his total bonus opportunity most recently approved under the Company’s annual bonus incentive plan. In addition, the executive will be eligible to receive payment of life and health insurance coverage for a period of 36 months for the CEO and 24 months for each of the other executive officers, following such executive’s termination of employment, and any restrictions on any outstanding equity incentive awards will lapse and such award will become fully vested.

Severance payments will be made in one lump sum within 30 days, or as soon as administratively practicable, following the termination date, subject to all applicable tax and other withholdings. The Company may condition the payment of any severance benefits upon the execution of a release of claims in favor of the Company. Each of Messrs. Boothe, Portwood and Bonaccorsi are only eligible to receive severance under their employment agreements and do not participate in the Executive and Key Management Change in Control Severance Plan, described below.

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

In the event that any payment or benefit received or to be received by any executive officer in connection with termination of his employment agreement would constitute a parachute payment within the meaning of Section 280G of the Internal Revenue Code or any similar or successor provision to 280G would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such amounts would be reduced to the largest amount that would result in no portion of the amounts being subject to the excise tax. The agreements do not provide for any tax gross-up of severance pay. We have entered into letter agreements with each of Messrs. Dorado-Boladeres and Young that generally provide for base salary, bonus opportunity, and benefit plan participation.

A copy of each of the employment agreements and letter agreements we have with our Named Executive Officers has been filed with the SEC. Please see the exhibit list to the Company’s 2019 Form 10-K.

Executive and Key Management Change in Control Severance Plan

The severance and change in control arrangements for Messrs. Boothe, Portwood, Bonaccorsi and Kafer are set forth in their individual employment agreements, as set forth above. Severance and change in control arrangements for Messrs. Dorado-Boladeres and Young are set forth in the Executive and Key Management Change-in-Control Severance Plan (the “Executive CIC Plan”) that has been instituted by our Compensation Committee. Participants in the Executive CIC Plan are selected by the Company’s Compensation Committee or Board of Directors. Under the Executive CIC Plan, if an executive, within the 90 days prior to and 12 months following a change of control of the Company, experiences an involuntary termination without cause or voluntarily terminates his employment for good reason, then he will be entitled to receive (i) a lump-sum cash severance payment equal to one year of his then current base salary, (ii) continued payment of health insurance coverage for a period of one year following termination of employment and (iii)vesting as of the executive’s last day of employment of any unvested options or RSUs previously granted to the executive. See “Payments in Connection with Various Termination Scenarios.”

The Executive CIC Plan provides the Company with assurance that it will have the continued dedication of, and the availability of objective advice and counsel from, key executives of the Company and its affiliates and to promote certainty and minimize potential disruption for key executives of the Company in the event the Company is faced with or undergoes a change in control. Each of the Company’s equity award agreements for Named Executive Officers now provides for this “double trigger” vesting of equity awards if the Company undergoes a change in control transaction in which the awards are continued or assumed - that is, the award will vest if the recipient experiences an involuntary termination without cause or voluntarily terminates his employment for good reason within the 90 days prior to and 12 months following a change in control of the Company. Other equity awards may be granted under the Omnibus Plan using other forms of award agreements as may be determined from time to time in the form approved by the Compensation Committee.

The Executive CIC Plan does not provide for any tax gross-up of severance pay. In addition, payment of any cash severance under the Executive CIC Plan is contingent upon the participant’s execution of a separation agreement containing a release of claims in favor of the Company and its affiliates.

Payments in Connection with Various Termination Scenarios

The following table estimates the cash amounts, accelerated vesting and other payments and benefits that three of our Named Executive Officer would have been entitled to receive upon termination under various circumstances pursuant to the terms of their respective employment agreements and equity award agreements. The table assumes that the executive’s termination of employment with the Company under the scenario shown occurred on December 31, 2019.

Executive / Termination Event(1)(2)	Cash Severance Payment	Acceleration of Equity Awards(3)	Life/Health Insurance Benefits	Total Termination Benefits
Douglas S. Boothe
without cause or with good reason	$2,000,000	$—	12,210(4)	$2,012,210
without cause or with good reason within 90 days prior to or 12 months following a change of control	$6,000,000	$1,142,132	36,630(5)	$7,178,762
Duane A. Portwood
without cause or with good reason	$868,875	$—	12,210(4)	$881,085
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,737,750	$505,736	24,420(6)	$2,267,546
Joseph Bonaccorsi
without cause or with good reason	$846,650	$—	24,420(6)	$858,860
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,693,300	$1,274,991	12,210(4)	$2,992,711
Erislandy Dorado-Boladeres
without cause or with good reason	$656,250	$—	12,210(4)	$668,460
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,312,500	$163,994	24,420(6)	$1,500,914
Jonathan Kafer
without cause or with good reason	$673,750	$—	12,210(4)	$685,960
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,347,500	$394,107	24,420(6)	1,766,027
Christopher C. Young
without cause or with good reason	$656,250	$—	—	$668,460
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,312,500	$138,546	24,420(6)	$1,475,466

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

(2) If the executive’s employment is terminated by the Company for cause, or by the executive without good reason, or due to the executive’s death or disability or retirement pursuant to the Company’s policies, the executive will receive all accrued but unpaid salary, reimbursement for any outstanding reasonable business expense and vacation pay. For purposes of the Company’s performance-based incentive plan, bonus eligible Base Salary is defined as the officer’s base pay earnings as shown on the officer’s Form W-2 for the applicable year. However, all bonus amounts in the table above were calculated based on each officer’s base salary, which approximates his base pay earnings on his Form W-2, times the applicable bonus rates.
(3) The amount represents the intrinsic value of “in-the-money” unvested stock options, unvested PSUs and unvested RSUs based on $1.50 per share, which was the closing price of the Company’s common stock on December 31, 2019. The intrinsic value of unvested PSUs is calculated based on the assumption that all PSUs will vest at the 100% level.
(4) The amount represents the estimated cost to continue health and life insurance coverage for one year.
(5) The amount represents the estimated cost to continue health and life insurance coverage for three years.
(6) The amount represents the estimated cost to continue health and life insurance coverage for two years.

Pay Ratio of Principal Executive Officer to Median Employee

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of Mr. Douglas Boothe, who is our President and Chief Executive Officer (“CEO”) and Principal Executive Officer (“PEO”). The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2019, our last completed fiscal year:

•The median of the annual total compensation of all employees of our company (exclusive of our CEO) was $60,951; and

•The annual total compensation of our CEO, as reported in the Summary Compensation Table, was $6,212,036.

Based on this information, for 2019 the ratio of the annual total compensation of Mr. Boothe, our President and Chief Executive Officer, to the median of the annual total compensation of all employees was 101 to 1.

We determined that, as of December 31, 2019, our employee population consisted of approximately 2,238 individuals working for Akorn, with 77.35% of these individuals located in the United States, 10.41% located in Switzerland, and 12.24% located in India. This population consisted of our full-time and part-time employees.

We selected December 31, 2019, which is within the last three months of our last completed fiscal year, as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.

Given the geographical distribution of our employee population, we use a variety of pay elements to structure the compensation arrangements of our employees. Consequently, for purposes of measuring the compensation of our employees we selected base salary plus any bonuses and equity awards as the most appropriate measure of compensation. In making this determination, we annualized the compensation of all permanent employees who were hired in 2019 but did not work for us for the entire year. We did not make any cost-of-living adjustments nor did we make use of any statistical sampling methods in identifying the “median employee.”

Using this methodology, we determined that the “median employee” was a full-time, hourly employee located in the U.S.

The table below shows the compensation used for this calculation:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	All Other Compen-sation ($)	Annual Total Compensation ($)
Douglas S. Boothe - CEO/PEO	2019	$800,000	$—	$2,946,699	$999,704	$1,306,720	$158,914	$6,212,037

Median Employee	2019	$60,382	$600	$—	$—	$—	$—	$60,982

Ratio of PEO to Median Employee	2019							101:1

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

Annual Compensation Element	Amount
	Chair	Member
Annual Cash Retainer	$125,000	$75,000
Annual Equity Award Grant Value (1)	$275,000	$275,000
Audit Committee - Cash Compensation	$25,000	$15,000
Compensation Committee - Cash Compensation	$20,000	$10,000
Nominating and Governance Committee - Cash Compensation	$15,000	$7,500
Special Committee - Cash Compensation (2)	$15,000	$7,500
Stock Ownership Guidelines	5x annual equity and cash retainer	5x annual equity and cash retainer

(1) In 2019, the equity award grant value was 50% RSUs and 50% stock options. Beginning in 2020, the annual equity award was converted to a cash retainer.
(2) From time to time, the Board may create one or more special committees. Generally, a chair of a special committee is paid $15,000 and a member $7,500 for his or her services; however, the compensation paid may vary and is approved on a case-by-case basis by the Compensation Committee.

All retainers for 2019 were paid quarterly in arrears. Annual equity awards were typically granted to our directors at the Board meeting held immediately after our annual meeting of shareholders. In 2020, the annual equity award was converted to a cash retainer and we began paying the directors’ retainers at the beginning of each quarter. In addition to the above fees, we reimburse our directors for reasonable and necessary expenses they incur in performing their duties as directors.

In connection with their service as our directors, we have provided to each of our non-employee directors supplemental indemnity assurances with respect to any claims associated with their serving as one of our directors, as a director of any of our subsidiaries, as a fiduciary of any of our employee benefit plans and in other positions held at our request.

Director Stock Ownership Guidelines

The Compensation Committee believes that it is in the best interest of the Company and its shareholders to align the financial interests of the Company’s directors with those of the shareholders. Accordingly, the Compensation Committee established the following stock ownership guidelines for directors. Each director is expected to acquire and retain shares of the Company’s common stock having a value equal to at least five times the total value of the director’s annual stock and cash retainer. Directors shall have three years from the date of election or appointment to attain such ownership levels. The Nominating and Governance Committee in its discretion may extend the period of time for attainment of such ownership levels in appropriate circumstances.

2019 Director Compensation Table

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Total ($)
Alan D. Weinstein (Chairman of the Board)	$150,000	$137,500	$137,500	$425,000
Kenneth S. Abramowitz	$90,000	$137,500	$137,500	$365,000
Dr. Adrienne L. Graves, Ph.D.	$103,641	$137,500	$137,500	$378,641
Steven J. Meyer	$97,500	$137,500	$137,500	$372,500
Dr. Thomas G. Moore, PharmD	$87,731	$—	$50,166	$137,897
Terry Allison Rappuhn	$107,500	$137,500	$137,500	$382,500
Brian A. Tambi	$82,500	$137,500	$137,500	$357,500

(1) The amounts shown in this column represent the retainer fees earned by each for serving as a director, including any retainer fees for serving as a chair or committee member. Mr. Boothe, as President and CEO of the Company, does not receive additional compensation for his service on the Board.
(2) The amounts in this column represent the grant date fair value of RSUs and stock options awarded to each director on May 9, 2019, as calculated in accordance with Regulation S-K. The RSUs and stock options vest 25% per year on each of the first four anniversaries of the grant date.

Compensation Committee Interlocks and Insider Participation

Dr. Adrienne Graves, Chair, Dr. Thomas Moore and Mr. Alan Weinstein, being all of the 2019 Compensation Committee members, are each independent, non-employee directors of the Company. No executive officer (current or former) of the Company served as a director or member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our Compensation Committee, (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of our Board, or (iv) were directly or indirectly the beneficiary of any related transaction required to be disclosed under the applicable regulations of the Exchange Act, during the year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation plans

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants. On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Under the Omnibus Plan, 8.0 million shares of the Company’s common stock were made available for issuance pursuant to equity awards. Subsequently, at the 2019 Annual Meeting of Shareholders on May 1, 2019, the Company’s shareholders approved a 4.4 million increase to the shares available for awards granted under the Omnibus Plan, raising the overall total to 12.4 million shares. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan (as amended and restated, the “2014 Plan”). Following shareholder approval of the Omnibus Plan, no new awards may be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms.

Options granted under the Omnibus Plan and the 2014 Plan have exercise prices equivalent to the market value of our common stock on the date of grant. They vest over four years and expire five, seven or ten years from the date of grant. Options granted to our Directors typically vest one year from the date of grant and expire five years from the date of grant. All options granted from February 22, 2013 through November 1, 2013 vest annually over a four-year period.

The Company grants RSUs annually to officers and eligible employees pursuant to its long-term incentive plans. The RSU grants typically vest 25% per year each of the first four anniversaries of grant date. In 2017 and 2018, the Company has issued only RSUs and no stock options, including annual grants of RSUs to its board members.

The 2016 Akorn, Inc. Employee Stock Purchase Plan (the “ESPP”) was approved by our shareholders in December 2016. The ESPP permits eligible employees to acquire shares of our common stock through payroll deductions in whole percentages from 1% to 15% of eligible wages, at a 15% discount from the market price of our common stock, subject to an annual maximum purchase. After suspending the ESPP in 2018, the Company resumed the ESPP offering periods in early 2019. However, the Company suspended the ESPP during the quarter ended December 31, 2019 and refunded all accumulated contributions from the year.

As required by Item 201 of Regulation S-K, the following table sets forth certain information as of December 31, 2019, with respect to compensation plans under which shares of Company common stock were issuable as of that date. As of December 31, 2019, the only outstanding awards issued from an equity compensation plan not approved by security holders were from the inducement grant to the Company’s President and CEO.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation plans approved by security holders:	10,329,002(1)	$7.06	5,179,353 (2)
Equity Compensation plans not approved by security holders:	1,167,359 (3)	$1.37	507,614 (4)

(1)
This amount reflects 2,065,970 outstanding options and 33,171 unvested RSU awards granted under the 2014 Plan, and 2,732,083 outstanding options, 4,533,448 unvested RSU awards and 964,330 unvested PSU awards granted under the Omnibus Plan.

(2)
Securities available for future issuance under equity compensation plans approved by security holders includes 3,325,600 shares remaining available under the Omnibus Plan and 1,853,753 shares available for future issuance under the ESPP.

(3)	This amount reflects 405,938 outstanding option shares, 507,614 unvested RSU awards and 253,807 unvested PSU awards granted to the Company’s President and CEO.

(4)	Reflects additional shares contingently issuable upon vesting of the unvested PSU awards granted to the Company’s President and CEO.

Security Ownership of Certain Beneficial Owners and Management

As of April 7, 2020, the following persons were directors, Named Executive Officers or others with beneficial ownership of 5% or more of our common stock. The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the SEC by the persons listed. Unless otherwise noted, the address of each of the following persons is 1925 West Field Court, Suite 300, Lake Forest, Illinois 60045.

Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class
Holders of 5% or more of our common stock (excluding Directors and Named Executive Officers):
BlackRock, Inc.	15,899,536(2)	11.9%
Rao Akella	11,733,445(3)	8.8%
Renaissance Technologies LLC	10,570,408(4)	7.9%
The Vanguard Group	8,551,722(5)	6.4%
Directors:
Alan D. Weinstein	175,865(6)	*
Kenneth S. Abramowitz	77,377(6)	*
Douglas S. Boothe	144,735(7)	*
Adrienne L. Graves, Ph.D.	71,808(6)	*
Steven J. Meyer	291,449(6)	*
Thomas G. Moore, PharmD	20,000(8)	*
Terry Allison Rappuhn	82,308(9)	*
Brian A. Tambi	90,134(6)	*
Named Executive Officers:
Duane A. Portwood	515,289(10)	*
Joseph Bonaccorsi	709,573(11)	*
Erislandy Dorado-Boladeres	61,393(12)	*
Jonathan Kafer	259,194(13)	*
Christopher C. Young	36,792(14)	*
Directors and Executive Officers as a group (14 persons)	2,669,221	2.0%
(*) indicates Beneficial Ownership of less than 1%.
(1) Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of April 7, 2020, by the vesting of RSUs or the exercise of options, warrants or other convertible securities. Unless otherwise specified in the footnotes that follow, the indicated person or entity has sole voting power and sole investment power with respect to the shares.
(2) The stock ownership of BlackRock, Inc. is as of December 31, 2019, as reflected in the Schedule 13G/A filed with the SEC on February 4, 2020.  Of the shares beneficially owned, BlackRock, Inc. holds sole voting power over 15,690,104 shares and shared voting power over no shares, and holds sole dispositive power over all 15,899,536 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(3) The stock ownership of Rao Akella is as of April 2, 2020, as reflected in the Schedule 13D/A filed with the SEC on April 7, 2020.  The amount beneficially owned reflects 8,143,000 shares of common stock directly owned by Akorn Holdings, LP and 3,590,445 shares of common stock directly owned by EJ Funds LP.  Mr. Akella is the President and sole director of EJ Financials Enterprises, Inc., which is the managing general partner of Akorn Holdings, LP and EJ Funds LP. As such, Mr. Akella holds sole dispositive and voting power over shares held by Akorn Holdings, LP and EJ Funds LP. On July 19, 2019, Dr. John N. Kapoor filed an amendment to his Schedule 13D with the SEC indicating that he relinquished voting and investment power over 26,045,251 shares of common stock by resigning his position as trustee of various trusts and as officer and director of certain companies and by granting a proxy to Rao Akella that is irrevocable for three years. The address of Rao Akella is 121 Stonegate Rd., Lake Forest, IL 60045.
(4) The stock ownership of Renaissance Technologies LLC is as of December 31, 2019, as reflected in the Schedule 13G filed with the SEC on February 12, 2020.  Of the shares beneficially owned, Renaissance Technologies LLC holds sole voting power over 9,927,279 shares and shared voting power over no shares, and holds sole dispositive power over 10,399,599 shares and shared dispositive power over 170,809 shares. The address of Renaissance Technologies LLC is 800 Third Avenue, New York, New York 10022.
(5) The stock ownership of The Vanguard Group is as of December 31, 2019, as reflected in the Schedule 13G/A filed with the SEC on February 12, 2020.  Of the shares beneficially owned, The Vanguard Group holds sole voting power over 100,409 shares and shared voting power over 9,800 shares, and holds sole dispositive power over 8,448,732 shares and shared dispositive power over 102,990 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(6) Beneficial ownership for each of Messrs. Weinstein, Abramowitz, Johnson, Meyer and Tambi, and Dr. Graves includes (i) 26,296 shares of common stock issuable upon exercise of options and (ii) 13,259 shares of common stock issuable upon the vesting of RSUs by May 9, 2020, and excludes: (i) 44,081 unvested stock options and (ii) 32,186 unvested RSUs.
(7) Beneficial ownership for Mr. Boothe includes 101,485 shares of common stock issuable upon the exercise of options and excludes (i) 304,453 unvested stock options, (ii) 380,710 unvested RSUs, and (iii) 253,807 unvested PSUs, each pursuant to his inducement awards.
(8) Beneficial ownership for Dr. Moore includes 20,000 shares of common stock issuable upon the exercise of options.
(9) Beneficial ownership for Ms. Rappuhn includes 46,296 shares of common stock issuable upon exercise of options and (ii) 13,259 shares of common stock issuable upon the vesting of RSUs by May 9, 2020, and excludes: (i) 44,081 unvested stock options and (ii) 32,186 unvested RSUs.
(10) Beneficial ownership for Mr. Portwood includes 422,573 shares of common stock issuable upon exercise of options and excludes: (i) 217,718 shares subject to unvested stock options, (ii) 278,058 unvested RSUs and (iii) 134,236 unvested PSUs.
(11) Beneficial ownership for Mr. Bonaccorsi includes 177,850 shares of common stock issuable upon the exercise of options and excludes: (i) 209,801 unvested stock options, (ii) 467,518 unvested RSUs and (iii) 325,123 unvested PSUs.
(12) Beneficial ownership for Mr. Dorado-Boladeres includes (i) 43,421 shares of common stock issuable upon the exercise of options and (ii) 27,333 shares of common stock issuable upon the vesting of RSUs by March 25, 2020, and excludes: (i) 130,260 unvested stock options, and (ii) 81,996 unvested RSUs.
(13) Beneficial ownership for Mr. Kafer includes 223,031 shares of common stock issuable upon the exercise of stock options and excludes: (i) 127,924 unvested stock options, (ii) 157,094 unvested RSUs and (iii) 73,892 unvested PSUs.
(14) Beneficial ownership for Mr. Young includes 36,792 shares of common stock issuable upon exercise of options and excludes: (i) 110,374 unvested stock options and (ii) 69,273 unvested RSUs.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Review and Approval of Transactions with Related Persons

Under the Company’s Code of Ethics, all employees and directors must report any activity that would cause or appear to cause a conflict of interest on his or her part, including any potential related party transactions. Akorn’s Board recognizes that certain transactions present a heightened risk of conflicts of interest or the perception of a conflict of interest. As a result, the Company adopted a written policy on Related-Party Transactions (“Related-Party Transactions Policy”) to help ensure that all related-party transactions will be subject to review, approval or ratification in accordance with certain procedures.

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

Pursuant to our Related-Party Transactions Policy, prior to entering into a related-party transaction, a related party is required to notify the General Counsel of any material interest that such person (or his or her immediate family member) has or may have in the proposed transaction. The notice should include a description of the material terms of the transaction, including the related person and his or her relationship to the Company, the related person’s interest and role in the proposed transaction, and the aggregate cost to or benefit to be derived by the related person and the Company if known. From time to time, the Company also takes measures to identify potential related-party transactions that might not have been self-reported. For example, quarterly, internal audit works with the legal department to require all employees at the associate director level and above to answer a survey regarding their knowledge of any related-party transactions involving themselves, their direct reports or any other employees of the Company. Annually, each officer and director is required to disclose its related parties and related party transactions as part of a D&O Questionnaire. The internal audit department also cross-checks identified related parties against the Company’s accounts payable and accounts receivable databases each quarter to identify related-party transactions that have occurred. Transactions that are identified during these various processes (self-reporting, survey, questionnaires, and cross-checking databases) are presented to the General Counsel for review.

Internal Audit and the General Counsel notify the Audit Committee of any pending or proposed related-party transaction (or existing transaction that was not previously reported). Pursuant to the policy, our General Counsel is responsible for the review and approval of related-party transactions in which the aggregate amount involved is expected to be $50,000 or less in any fiscal year. Pursuant to the policy, the General Counsel will consult with one or more officers when making such determination. The Audit Committee is responsible for the review and approval of related-party transactions in which the aggregate amount involved may be expected to exceed $50,000 in any fiscal year. No related party is allowed to participate in any deliberation or approval of a related-party transaction for which he or she or any member of his or her immediate family is a related party.

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

Certain Transactions and Relationships

In accordance with Item 404(a) of Regulation S-K, below are descriptions of related-party transactions that existed or that we have entered into since the beginning of 2019 and the amount involved was more than $120,000 and certain other relationships.

The Company obtained legal services totaling $6,492,068 for the year ended December 31, 2019, from Polsinelli PC, a firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder.

John N. Kapoor, Ph.D., has been a principal shareholder of the Company. On July 19, 2019, Dr. Kapoor filed an amendment to his Schedule 13D with the SEC indicating that he relinquished voting and investment power over 26,038,551 shares of common stock by resigning his position as trustee of various trusts and as officer and director of certain companies and by granting a proxy that is irrevocable for three years. Through the Kapoor Trust, Dr. Kapoor is entitled to nominate one person to serve on our Board. As President and sole director of EJ Financial Enterprises, Inc., which is the managing general partner of EJ Funds LP and holder of Dr. Kapoor’s proxy as a stockholder of this entity, Rao Akella is entitled to nominate up to two persons to serve on our Board. Mr. Brian Tambi was nominated for these purposes by EJ Funds LP. The other nominations remain unused.

The Company has entered into employment agreements with some of its Named Executive Officers. The terms of such agreements are described under “Compensation Discussion and Analysis” and “Potential Payments Upon Termination.”

Our executive officers and directors have equity ownership in our Company. See “Outstanding Equity Awards at 2019 Year-End Table” and “Security Ownership of Certain Beneficial Owners and Management.”

Board Independence

Our Board has determined that all of our directors, other than Mr. Boothe and Mr. Tambi, are “independent” as defined in the federal securities laws and applicable NASDAQ rules for service on our Board. In recommending to the Board that each of the independent directors be classified as independent, the Nominating and Governance Committee also considered whether there were any facts or circumstances that might impair the independence of each of those directors. In making this determination, the Board considered all transactions and relationships discussed above.

Item 14. Principal Accounting Fees and Services.

In 2019, the Company engaged BDO as its independent registered public accounting firm to audit its annual consolidated financial statements for fiscal year 2019, as included in the Company’s 2019 Annual Report on Form 10-K, review interim condensed consolidated financial statements and audit the Company’s internal controls over financial reporting. BDO has been the independent registered public accounting firm of the Company since January 2016. The following table and footnotes present fees for professional audit services of BDO for the audit of Akorn’s annual financial statements for the years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees	$2,286,000	$2,543,000
Audit-Related Fees(1)	17,000	16,000
Tax Fees	—	—
All Other Fees	—	—
Total	$2,303,000	$2,559,000

(1) Represents fees for audits of certain employee benefit plan financial statements.

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

Report of the Audit Committee

The Audit Committee assists the Board in oversight and monitoring. For this purpose, the Audit Committee:

•	evaluates the performance and assesses the qualifications of BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm;

•	determines and approves the engagement of BDO;

•	determines whether to retain BDO or to appoint and engage new independent auditors;

•	reviews and approves the retention of BDO to perform any proposed permissible non-audit services;

•	reviews audit engagement fees with management and BDO;

•	monitors the rotation of BDO partners on the Company’s audit engagement team as required by law;

•	confers with management and BDO throughout the year regarding the effectiveness of internal controls over financial reporting;

•
oversees the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviews and approves related person transactions;

•	reviews and discusses with management and BDO the financial statements to be included in the Company’s Annual Report on Form 10-K and quarterly reports on Form 10-Q;

•	reviews earnings press releases with management and BDO prior to release;

•	reviews with management the Company’s major financial and cybersecurity risk exposures and the steps management has taken to monitor and control such exposures;

•	reviews the internal audit plan and the results of internal audit activities; and

•	meets privately with each of the following: BDO, the Chief Audit Executive, the General Counsel, the Chief Compliance Officer, and the Chief Financial Officer.

As part of the Audit Committee’s oversight of Akorn’s financial reporting process on behalf of the Board, the Audit Committee oversees Akorn’s compliance with legal and regulatory compliance and monitors Akorn’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which includes receiving regular reports and representations by management, the Chief Audit Executive and the Chief Compliance Officer of Akorn and Akorn’s independent auditors, each of whom is given full and unlimited access to the Audit Committee to discuss any matters which they believe should be brought to our attention.

In 2018, the Company reported a material weakness in its internal control over financial reporting related to controls over accounting for Stock Award Modifications. As reported in our Form 10-Q filed on August 2, 2019, the Company designed, implemented, and tested the appropriate controls that fully remediated the material weakness. These controls included additional procedures related to the interpretation and calculation of stock award modifications with respect to accelerated vesting in conjunction with separation packages and other non-routine performance awards granted. Therefore, all remedial actions as described in our 2018 Form 10-K, as filed on March 1, 2019, are fully completed.

The Audit Committee has met and discussed the audited financial statements with management. Management represented to the Audit Committee that Akorn’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.

BDO reviewed with the Audit Committee the planning and scope of the audit of Akorn’s consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting. BDO regularly updated the Audit Committee regarding the audit status, as well as observations from their review of Akorn’s quarterly consolidated financial statements. Members of the Audit Committee met privately with BDO throughout the year regarding internal control over financial reporting matters.

The Audit Committee discussed with BDO matters required to be discussed by Public Company Oversight Board Auditing Standard No.1301. In addition, the Audit Committee has discussed with BDO the auditors’ independence from Akorn and its management, including the matters in the written disclosures and the applicable letter received by the Audit Committee from BDO as required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence. The Audit Committee has also reviewed the certifications of the executive officers of Akorn attached as exhibits to Akorn’s Annual Report on Form 10-K for the 2019 fiscal year as well as all reports issued by BDO related to its audit of Akorn’s financial statements for the 2019 fiscal year and the effectiveness of Akorn’s internal control over financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, the inclusion of the audited comprehensive consolidated financial statements in Akorn’s Annual Report on Form 10-K for the year ended December 31, 2019.

This report is submitted by the Audit Committee, consisting of:

Terry Allison Rappuhn, Chair
Kenneth S. Abramowitz
Steven J. Meyer

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report.

(3)
Exhibits. Those exhibits marked with a (**) refer to exhibits filed with this Form 10-K/A. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

Exhibit Index

Incorporated by reference to the material under the caption “Exhibits” in this Report on Form 10-K/A.

Exhibit No.	Description

10.49†
Form of Offer Letter Agreement, dated February 4, 2019, between Akorn, Inc. and Erislandy Dorado-Boladeres, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 21, 2019.

10.50†**	Executive and Key Management Change-In-Control Severance Program

31.3 **	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.4 **	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

101	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

By:	/s/ DOUGLAS S. BOOTHE
Douglas S. Boothe President and Chief Executive Officer

Date: April 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS S. BOOTHE	President and Chief Executive Officer and Director	April 10, 2020
Douglas S. Boothe

/s/ DUANE A. PORTWOOD	Executive Vice President and Chief Financial Officer	April 10, 2020
Duane A. Portwood	(Principal Financial Officer)

/s/ RANDALL E. POLLARD	Senior Vice President, Finance and Chief Accounting Officer	April 10, 2020
Randall E. Pollard	(Principal Accounting Officer)

/s/ ALAN WEINSTEIN	Director, Chairman of the Board	April 10, 2020
Alan Weinstein

/s/ KENNETH S. ABRAMOWITZ	Director	April 10, 2020
Kenneth S. Abramowitz

/s/ ADRIENNE L. GRAVES	Director	April 10, 2020
Adrienne L. Graves

/s/ STEVEN J. MEYER	Director	April 10, 2020
Steven J. Meyer

/s/ THOMAS G. MOORE	Director	April 10, 2020
Thomas G. Moore

/s/ TERRY ALLISON RAPPUHN	Director	April 10, 2020
Terry Allison Rappuhn

Exhibit Index

Exhibit No.	Description

10.50	Executive and Key Management Change-In-Control Severance Program

31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).