Form 10-Q
period 2020-03-31
AKORN INC
filed 2020-05-11
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[1]

Yes	☐	No	☑
At April 30, 2020, there were 133,151,671 shares of common stock, no par value, outstanding.
[2]

[3]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
[4]

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,181	$144,804
Trade accounts receivable, net	187,218	134,173
Inventories, net	172,597	170,047
Prepaid expenses and other current assets	58,868	31,023
TOTAL CURRENT ASSETS	490,864	480,047
PROPERTY, PLANT AND EQUIPMENT, NET	294,499	295,533
OTHER LONG-TERM ASSETS
Goodwill	—	267,923
Intangible assets, net	209,659	215,801
Right-of-use assets, net - Operating leases	21,982	22,445
Other non-current assets	15,271	6,890
TOTAL OTHER LONG-TERM ASSETS	246,912	513,059
TOTAL ASSETS	$1,032,275	$1,288,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$31,118	$44,958
Income taxes payable	181	—
Accrued royalties	8,953	5,956
Accrued compensation	24,563	13,005
Current portion of long-term debt (net of deferred financing costs)	853,627	843,328
Accrued administrative fees	30,537	31,725
Current portion of accrued legal fees and contingencies	14,873	23,673
Current portion of lease liability - Operating leases	2,401	2,290
Accrued expenses and other liabilities	19,350	20,652
TOTAL CURRENT LIABILITIES	985,603	985,587
LONG-TERM LIABILITIES
Deferred tax liability	—	225
Uncertain tax liabilities	2,684	2,633
Long-term lease liability - Operating leases	21,427	22,021
Long-term portion of accrued legal fees and contingencies	31,160	33,000
Pension obligations and other liabilities	10,895	10,881
TOTAL LONG-TERM LIABILITIES	66,166	68,760
TOTAL LIABILITIES	1,051,769	1,054,347
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value - 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019.	—	—
Common stock, no par value – 150,000,000 shares authorized; 126,276,438 and 126,145,832 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	598,873	595,521
Accumulated deficit	(590,665)	(333,938)
Accumulated other comprehensive (loss)	(27,702)	(27,291)
TOTAL SHAREHOLDERS’ EQUITY	(19,494)	234,292
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,032,275	$1,288,639

 See notes to condensed consolidated financial statements.
[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues, net	$204,693	$165,871
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	110,149	112,358
GROSS PROFIT	94,544	53,513

Selling, general and administrative expenses	65,056	72,498
Research and development expenses	9,811	8,714
Amortization of intangibles	6,142	11,065
Impairment of goodwill	267,923	15,955
Impairment of intangible assets	—	10,354
Litigation rulings, settlements and contingencies	(7,470)	410
TOTAL OPERATING EXPENSES	341,462	118,996

OPERATING (LOSS)	(246,918)	(65,483)
Amortization of deferred financing costs	(8,629)	(1,304)
Interest expense, net	(24,364)	(14,327)
Other non-operating (expense) income, net	(261)	353

(LOSS) BEFORE INCOME TAXES	(280,172)	(80,761)
Income tax (benefit)/provision	(23,445)	1,420

NET (LOSS)	$(256,727)	$(82,181)
NET (LOSS) PER COMMON SHARE:
Net (Loss) per Common Share, basic and diluted	$(2.01)	$(0.65)
SHARES USED IN COMPUTING NET (LOSS) PER COMMON SHARE:
WEIGHTED AVERAGE BASIC AND DILUTED	127,648	125,566
COMPREHENSIVE (LOSS):
Net (loss)	$(256,727)	$(82,181)
Unrealized holding (loss) on available-for-sale securities, net of tax of $0 and $0 for the three month periods ended March 31, 2020 and 2019, respectively.	(1)	—
Foreign currency translation (loss)	(524)	(424)
Pension liability adjustment gain/(loss), net of tax of ($29) and $30 for the three month periods ended March 31, 2020 and 2019, respectively.	114	(116)
COMPREHENSIVE (LOSS)	$(257,138)	$(82,721)
See notes to condensed consolidated financial statements.
[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
(In Thousands)

	Shares	Common Stock	Accumulated Deficit	Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2019	126,146	$595,521	$(333,938)	$(27,291)	$234,292
Consolidated net (loss)	—	—	(256,727)	—	(256,727)
Compensation and share issuances related to restricted stock awards	195	2,606	—	—	2,606
Stock-based compensation expense - stock options	—	825	—	—	825
Foreign currency translation (loss)	—	—	—	(524)	(524)
Stock compensation plan withholdings for employee taxes	(65)	(79)	—	—	(79)
Unrealized holding (loss) on available-for-sale securities	—	—	—	(1)	(1)
Akorn AG pension liability adjustment	—	—	—	114	114
Employee stock purchase plan expense	—	—	—	—	—
BALANCES AT MARCH 31, 2020 (unaudited)	126,276	$598,873	$(590,665)	$(27,702)	$(19,494)

	Shares	Common Stock	Accumulated Deficit	Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2018	125,492	$574,553	$(107,168)	$(23,519)	443,866
Consolidated net (loss)	—	—	(82,181)	—	(82,181)
Compensation and share issuances related to restricted stock awards	121	3,110	—	—	3,110
Stock-based compensation expense - stock options	—	1,381	—	—	1,381
Foreign currency translation (loss)	—	—	—	(424)	(424)
Stock compensation plan withholdings for employee taxes	(34)	(116)	—	—	(116)
Unrealized holding loss on available-for-sale securities	—	—	—	—	—
Akorn AG pension liability adjustment	—	—	—	(116)	(116)
Employee stock purchase plan expense	—	229	—	—	229
BALANCES AT MARCH 31, 2019 (unaudited)	125,579	$579,157	$(189,349)	$(24,059)	$365,749

See notes to condensed consolidated financial statements.

[7]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net (loss)	$(256,727)	$(82,181)
Adjustments to reconcile consolidated net (loss) to net cash (used in) operating activities:
Depreciation and amortization	13,874	18,750
Amortization of debt financing costs	8,629	1,304
Impairment of intangible assets	—	10,354
Goodwill impairment	267,923	15,955
Fixed asset impairment and other	—	10,089
Non-cash stock compensation expense	3,431	4,720
Non-cash interest expense	1,670	—
Deferred income taxes, net	(225)	(28)
Other	(83)	(31)
Changes in operating assets and liabilities:
Other non-current assets	(8,565)	584
Trade accounts receivable	(53,009)	(21,283)
Inventories, net	(2,486)	10,819
Prepaid expenses and other current assets	(27,895)	1,079
Trade accounts payable	(10,057)	722
Accrued legal fees and contingencies	(10,640)	(2,703)
Uncertain tax liabilities	51	1,420
Accrued expenses and other liabilities	12,680	(33)
NET CASH (USED IN) OPERATING ACTIVITIES	$(61,429)	$(30,463)
INVESTING ACTIVITIES:
Proceeds from disposal of assets	386	—
Purchases of property, plant and equipment	(11,531)	(10,059)
NET CASH (USED IN) INVESTING ACTIVITIES	$(11,145)	$(10,059)
FINANCING ACTIVITIES:
Stock compensation plan withholdings for employee taxes	(79)	—
Payment of contingent acquisition liabilities	—	(116)
Lease payments	$(6)	$(335)
NET CASH (USED IN) FINANCING ACTIVITIES	$(85)	$(451)
Effect of exchange rate changes on cash and cash equivalents	(37)	54
(DECREASE) IN CASH AND CASH EQUIVALENTS	$(72,696)	$(40,919)
Cash, cash equivalents, and restricted cash at beginning of period	145,607	225,794
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$72,911	$184,875
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$23,803	$16,314
Amount (received) for income taxes, net	$(56)	$(14,526)
Additional capital expenditures included in accounts payable	$2,514	$4,641
Standstill Agreement related non-cash interest	$1,670	$—
See notes to condensed consolidated financial statements.
[8]

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Business and Basis of Presentation

Business: Akorn, Inc., together with its wholly owned subsidiaries (“Akorn,” the “Company,” “we,” “our” or “us”) is a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals, branded as well as private-label over-the-counter consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products in alternative dosage forms. We focus on difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

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

During the three month periods ended March 31, 2020 and 2019, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Note 10 — Segment Information.

Our common shares are currently traded on The NASDAQ Global Select Market under the ticker symbol AKRX. Our principal corporate office is located at 1925 West Field Court Suite 300, Lake Forest, Illinois 60045, with telephone number (847) 279-6100.

The Second Amended Standstill Agreement, the Sale Process, the Toggle Event and the Chapter 11 Cases: As further described in Note 8 — Financing Arrangements, on February 12, 2020, Akorn, Inc. and certain of its subsidiaries (together with Akorn, Inc., the “Company Loan Parties”) entered into a Second Amendment to Standstill Agreement and Third Amendment to Credit Agreement (the “Second Amended Standstill Agreement”) to the Company’s Loan Agreement, dated as of April 17, 2014 (as amended, supplemented or otherwise modified, the “Term Loan Agreement”), among the Company Loan Parties, the lenders thereunder (the “Lenders”) and Wilmington Savings Fund Society, FSB, as successor administrative agent (the “Administrative Agent”) with an ad hoc group of Lenders (the “Ad Hoc Group”) and certain other Lenders (together with the Ad Hoc Group, the “Standstill Lenders”). Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020, until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the loan agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement. Among other things, the Second Amended Standstill Agreement also (i) provides that, during the extended Standstill Period, neither the Administrative Agent nor the Lenders may exercise their default-related rights and remedies with respect to specified events of default under the Term Loan Agreement, and (ii) provides that the Company will market and conduct a sale process (the “Sale Process”) for substantially all of its assets in accordance with certain milestones, which milestones depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement.

As of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and an immediate Event of Default under the Term Loan Agreement occurred (“Toggle Event”). As a result, as of April 1, 2020, the alternative milestones for the Sale Process set forth in the Second Amended Standstill Agreement apply, which provide that, among other things, the Company shall commence one or more cases under Chapter 11 (“Chapter 11 Cases”) of title 11 of the U.S. Code (the “Bankruptcy Code”) on or before May 1, 2020. The Company did not satisfy the milestone requirement to commence the Chapter 11 Cases on or before May 1, 2020 and continues to engage in discussions with the Standstill Lenders regarding the Sale Process and the Chapter 11 Cases. See Note 18 - Subsequent Events for further details.

The COVID-19 Pandemic: A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has caused national and global economic and financial market disruptions. Although the pandemic did not significantly impact the Company’s business operations during the quarter ended
[9]

March 31, 2020, the pandemic had a negative effect on the capital markets and availability of funds for potential bidders in our sale process, and the pandemic could have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The Company cannot predict the duration or magnitude of the pandemic which may have a material adverse effect on the Company’s sale process, future financial position, results of operations, and liquidity. The Company will continue to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three month period ended March 31, 2020, is not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2020.

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

Significant estimates and assumptions for the Company relate to the allowances for chargebacks, rebates, product returns, coupons, promotions and doubtful accounts, as well as the reserve for slow-moving and obsolete inventories, the carrying value and lives of goodwill and intangible assets, the useful lives of fixed assets, impairments of fixed assets, impairments of goodwill and intangible assets, the carrying value of deferred income tax assets and liabilities, the assumptions underlying share-based compensation and accrued but unreported employee benefit costs and legal settlement accruals.

Going Concern: In connection with the preparation of the financial statements as of and for the three month period ended March 31, 2020, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance of the financial statements to be issued. As of March 31, 2020, the Company had cash and cash equivalents of $72.2 million, working capital deficit of $(494.7) million and accumulated deficit of $(590.7) million. The Company had a loss from operations of $(246.9) million and a net loss of $(256.7) million for the three month period ended March 31, 2020.

As further described in Note 8 — Financing Arrangements, on February 12, 2020, the Company Loan Parties and the Standstill Lenders entered into the Second Amended Standstill Agreement to the Term Loan Agreement. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020, until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the Term Loan Agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement. Among other things, the Second Amended Standstill Agreement also (i) provides that, during the extended Standstill Period, neither the Administrative Agent nor the Lenders may exercise their default-related rights and remedies with respect to specified events of default under the Term Loan Agreement, and (ii) provides that the Company will market and conduct the Sale Process for substantially all of its assets in accordance with certain milestones, which milestones depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement.

[10]

As of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and the Toggle Event occurred. As a result, as of April 1, 2020, the alternative milestones for the Sale Process set forth in the Second Amended Standstill Agreement apply, which provide that, among other things, the Company shall commence the Chapter 11 Cases on or before May 1, 2020. The Company did not satisfy the milestone requirement to commence the Chapter 11 Cases on or before May 1, 2020 and continues to engage in discussions with the Standstill Lenders regarding the Sale Process and the Chapter 11 Cases.

We evaluated the impact of the Second Amended Standstill Agreement, including the alternative milestones detailed in the therein, on the Company’s ability to continue as a going concern. Accordingly, the impact of toggling to the alternative milestones and the recurring losses from operations and net working capital deficiency create substantial doubt about our ability to continue as a going concern within one year after the date the accompanying financial statements are filed.

For more information on the alternative milestones set forth in the Second Amended Standstill Agreement, see Note 18 — Subsequent Events.

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents. At March 31, 2020 and December 31, 2019, approximately $0.7 million and $0.8 million, respectively, of cash held by AIPL was restricted, and was reported within prepaid expenses and other current assets.

The following table sets forth the components of the Company’s cash, cash equivalents, and restricted cash as reported in the condensed consolidated statement of cash flows for the three month periods ended March 31, 2020 and 2019 (in thousands):

Cash, Cash Equivalents, and Restricted Cash	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$72,181	$184,090
Restricted cash	730	785
Total cash, cash equivalents, and restricted cash	$72,911	$184,875

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
[11]

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

For the three month period ended March 31, 2020, the Company incurred a chargeback provision of $156.3 million, or 36.4% of gross sales of $429.4 million, compared to $205.4 million, or 44.8% of gross sales of $458.6 million in the prior year period. The dollar decrease and percent decrease from the comparative period were due to product mix as well as decreases in wholesale acquisition cost of certain products compared to prior year.

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

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside of the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 199 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.4 million or decrease the chargeback reserve by $0.7 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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
[12]

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

For the three month period ended March 31, 2020, the Company incurred rebates, administrative fees and others of $52.8 million, or 12.3% of gross sales of $429.4 million, compared to $64.3 million, or 14.0% of gross sales of $458.6 million in the prior year period. The dollar and percent decreases from the comparative period were primarily due to lower failure to supply claims, decreases in contract prices and product mix. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing or contract pricing structures as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for a 199 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by seventeen thousand dollars or decrease the same reserve by $0.1 million depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended March 31, 2020, the Company incurred a return provision of $4.3 million, or 1.0% of gross sales of $429.4 million, compared to $11.9 million, or 2.6% of gross sales of $458.6 million in the prior year period. The decrease in product returns for the three month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to the unfavorable outcome on disputed returns claims processed in 2019 that were related to 2018 sales. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates such as consumer demand shifts by products,
[13]

which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 0.6 months change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $0.2 million or decrease of $0.6 million in return reserve expense if the lag increases or decreases, respectively. The average 0.6 months change in the lag from the time of sale to the time the product return is processed was determined based on the difference between the high and low lag time for the past six month historical activities. This sensitivity analysis is a change from the three month period ended March 31, 2019, which was determined based on the average variances for the last twelve months of returns activity. The prior method was needed to give a measurable variance to calculate a sensitivity. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

Allowance for Coupons, Advertising, Promotions and Co-Pay Discount Cards: The Company issues coupons from time to time that are redeemable against certain of our Consumer Health products. In addition to coupons, from time to time the Company authorizes various retailers to run in-store promotions and co-pay discounts for its products. At the point of sale, the Company records an estimate of the dollar value of coupons expected to be redeemed, the dollar amount owed back to the retailer and the co-pay discount as variable consideration since the Company intends to continue to issue coupons, advertising promotion and co-pay discounts. The coupon estimate is based on historical experience and is adjusted as needed based on actual redemptions. Upon receiving confirmation that an advertising promotion was run, the Company adjusts the estimate of the dollar amount expected to be owed back to the retailer as needed. This estimate is then adjusted to actual upon receipt of an invoice from the retailer. Additionally, the Company provides consumer co-pay discount cards, administered through outside agents, to provide discounted products when redeemed. The Company records an estimate of the dollar value of co-pay discounts expected to be utilized based on historical experience and adjusts as needed based on actual experience.

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

Inventories: Inventories are stated at the lower of cost and net realizable value (“NRV”) (see Note 5 — Inventories, Net). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its NRV. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow-moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow-moving items and NRV.

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

Intangible Assets: Intangible assets consist primarily of goodwill, which is carried at its initial value, subject to impairment testing, In-Process Research and Development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, normally ranging from one year to thirty years. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows. If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over
[14]

the extended remaining life of the asset. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. Goodwill impairment assessments are performed at the reporting unit level. The goodwill assessment involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill (“Step 1”). If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. Impairments are recorded within the impairment of goodwill and impairment of intangibles line in the condensed consolidated statements of comprehensive (loss).

Long-Lived Asset Impairments: Property, plant and equipment are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value. There are a number of uncertain factors or events that exist which may result in a future triggering events and require an additional interim impairment analysis that could result in material non-cash impairment charges.

Leases: The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and month-to-month agreements. Our leases have initial lease terms of one to ten years, some of which include options to extend and/or terminate the lease. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. Certain leases have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less (“Short-term leases”) are not recorded on the condensed consolidated balance sheet. We recognize rent expense on a straight-line basis over the lease term. Right-of-use (“ROU”) assets, net represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The operating lease ROU assets also include any lease prepayments and are reduced by any lease incentives. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When the lease agreement does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. See Note 16 — Leasing Arrangements for more information.

Earnings per Share: Basic net (loss) per share is based upon the weighted average common shares outstanding. Diluted net (loss) per share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and restricted stock using the treasury stock method. Anti-dilutive shares are excluded from the computation of diluted net (loss) per share.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating income/loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. See Note 13 — Income Taxes for more information.

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	March 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$72,181	$72,181	$—	$—

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$144,804	$144,804	$—	$—

Stock-Based Compensation: Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes-Merton model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. Treasury securities of similar term in effect during the quarter in which the options were granted. The dividend yield reflects the Company’s historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, as necessary, if actual forfeitures differ from initial estimates.

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
[16]

The stock-based compensation expense related to restricted stock unit awards (“RSUs”) is based on the fair value of the underlying shares on date of grant. Expense is recognized ratably over the vesting period, reduced by an estimate of future forfeitures.

[17]

Note 3 — Equity Compensation Plans

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options and other equity awards to eligible employees, officers, directors and consultants.  On April 27, 2017, the Company’s shareholders voted to approve the Akorn, Inc. 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), setting aside 8.0 million shares of the Company’s common stock for issuance pursuant to equity awards. Subsequently, at the 2019 Annual Meeting of Shareholders on May 1, 2019, the Company’s shareholders approved a 4.4 million increase to the shares available for awards granted under the Omnibus Plan, raising the overall total to 12.4 million shares. The Omnibus Plan replaced the Akorn, Inc. 2014 Stock Option Plan (as amended and restated “2014 Plan”), which was approved by shareholders at the Company's 2014 Annual Meeting of Shareholders on May 2, 2014 and subsequently amended by proxy vote of the Company’s shareholders on December 16, 2016. The 2014 Plan had reserved 7.5 million shares for issuance upon the grant of stock options, restricted stock units (“RSUs”), performance share unit awards (“PSUs”) or various other instruments to employees, officers, directors, and consultants.  Following shareholder approval of the Omnibus Plan, no new awards could be granted under the 2014 Plan, although previously granted awards remain outstanding pursuant to their original terms.

As of March 31, 2020, there were approximately 1.9 million stock options and thirty-one thousand two hundred sixty-six RSU shares outstanding under the 2014 Plan.

Under the Omnibus Plan, there were approximately 2.7 million stock option award shares, 4.3 million RSU shares and 0.9 million PSU shares outstanding as of March 31, 2020. As of March 31, 2020, approximately 3.6 million shares remained available for future award grants under the Omnibus Plan.

Also outstanding as of March 31, 2020, were inducement awards consisting of 0.4 million stock option award shares, 0.4 million RSU shares and 0.2 million PSU shares granted under Nasdaq Listing Rule 5635(c)(4). Such shares were granted outside of the Omnibus Plan, but are otherwise subject to the terms and conditions of the Omnibus Plan.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 - Compensation — Stock Compensation. Accordingly, stock-based compensation cost for stock options and RSUs is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes-Merton model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. Treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, as necessary, if actual forfeitures differ from those estimates.

All RSUs are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the units is recognized as expense ratably over the vesting period of the grant. PSU awards granted with vesting subject to market conditions are valued at date of grant through a Monte Carlo simulation model. The calculated grant-date fair value is recognized as expense ratably over the vesting period, subject to forfeiture estimates. PSU awards granted with vesting subject to, and determined based on achievement of, performance conditions are valued at date of grant based on the closing price of the Company’s stock and anticipated vesting level at grant date. The awards are re-evaluated quarterly to determine the vesting level that is more likely than not to be achieved, and cumulative expense is adjusted accordingly.

The Company uses the single-award method for allocating compensation cost related to stock options to each period. The following table sets forth the components of the Company’s share-based compensation expense for the three month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$825	$1,381
Employee stock purchase plan	—	229
Restricted stock units and Performance share units	2,606	3,110
Total stock-based compensation expense	$3,431	$4,720

[18]

Stock Option Awards

From time to time, the Company has granted stock option awards to certain employees, executives and directors. The stock option awards generally vest 25% per year on each of the first four anniversaries of the grant date. Set forth in the following table are the weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Company's equity compensation plans during the three month periods ended March 31, 2020 and 2019, respectively, along with the weighted-average grant date fair values:

	Three Months Ended March 31,
	2020	2019
Expected volatility	60.0%	66.8%
Expected life (in years)	6.3	6.2
Risk-free interest rate	1.0%	2.5%
Dividend yield	—	—
Weighted-average grant date fair value per stock option	$0.59	$2.44
Forfeiture rate	8.0%	8.0%

The table below sets forth a summary of stock option activity within the Company’s stock-based compensation plans for the three month period ended March 31, 2020:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2019	5,204	$14.33	6.8	$—
Granted	85	1.05
Exercised	—	—
Forfeited	(271)	15.38
Outstanding at March 31, 2020	5,018	$14.05	6.7	$—
Exercisable at March 31, 2020	2,048	$27.02	3.5	$—

(1) The Aggregate Intrinsic Value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. Includes only those options that were in-the-money as of March 31, 2020. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and the timing and volume of option grants, exercises and forfeitures.

Restricted Stock Unit Awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. Historically, the majority of RSU grants to employees and executives have been pursuant to the 2014 Plan or the Omnibus Plan (together “LTIPs”), which allow for annual grants of RSUs to all eligible employees and executives. The RSU awards generally vest 25% per year on each of the first four anniversaries of the grant date or 50% per year on each of the first two anniversaries of the grant date.

[19]

Set forth below is a summary of unvested RSU activity during the three month period ended March 31, 2020:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2019	5,074	$7.07
Granted	48	$1.50
Vested	(196)	$4.02
Forfeited	(190)	$9.52
Unvested at March 31, 2020	4,736	$7.04

During the three month period ended March 31, 2020, approximately 0.2 million RSU shares vested and were released, generating tax-deductible expenses totaling $0.2 million. During the three month period ended March 31, 2019, approximately 0.3 million RSU shares vested and were released, generating tax-deductible expenses totaling $1.0 million.

Performance Share Unit Awards

During the three month period ended March 31, 2020 and 2019, respectively, no PSU award shares and 1.2 million PSU award shares were granted by the Company. As of March 31, 2020, 1.2 million PSU award shares were outstanding. Of this total, 1.0 million vest two years after grant with vesting level contingent upon meeting various performance conditions, while the remaining 0.2 million vest four years after grant with vesting level contingent on various market conditions. No PSU awards were granted by the Company prior to 2019.

Set forth below is a summary of unvested PSU activity during the three month period ended March 31, 2020:

	Total Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Performance Conditions	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Market Conditions	Weighted Average Grant Date Fair Value per Unit
Unvested at December 31, 2019	1,218	$—	964	$4.06	254	$3.73
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(47)	4.06	(47)	4.06	—	—
Unvested at March 31, 2020	1,171	$3.99	917	$4.06	254	$3.73

Set forth below is a summary of the valuation inputs for PSUs granted with vesting subject to market conditions during the three month periods ended March 31, 2020 and 2019.

Valuation Inputs for PSUs with Vesting Subject to Market Conditions:	Three Months Ended March 31,
	2020	2019
PSUs Issued (units in thousands)	—	254
Risk Free Rate	—%	2.6%
Volatility	—%	55.1%
Dividend	—%	—%
Valuation per Share	$—	$3.73
Total Fair Value (in thousands)	$—	$947

Expected Term	0 years	4 years

Forfeiture Rate Assumed	—%	8.0%

[20]

LTIP Cash Awards

In May 2019, the Company awarded $9.7 million in cash-based awards to certain non-executive employees in lieu of the customary RSUs as part of its 2019 LTIP grants. The cash awards are equivalent to the value of RSUs that would have been granted under the previous program design, and will vest over two years and be paid in two equal installments after each of the first two anniversaries of the grant date. During the three month period ended March 31, 2020, the Company recorded $1.1 million expenses, net of forfeitures, related to the cash-based LTIP awards granted in May 2019. There were no expenses recorded for the three month period ended March 31, 2019.

Retention Awards

As a result of the Company’s on-going sale process, on February 4, 2020, the compensation committee of the Board of Directors recommended, and the Board approved, retention programs for the Company’s executive officers and all other U.S. salaried exempt employees for 2020. A total aggregate of approximately $39.4 million was approved for payment under the retention programs for the Company’s U.S. salaried exempt employees for 2020. As of March 31, 2020, $10.5 million and $6.5 million was recorded in prepaid expense and other current assets and accrued compensation, respectively, in the condensed consolidated balance sheet related to this program.

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

During the three month period ended March 31, 2020, the Company exited the market for an unapproved product.  Prior to exiting, the Company sold its remaining inventory. Akorn applied the five step model in accordance with ASC 606 and determined that $35.9 million of revenue should be recognized which is significantly less than the contractual price of the contract. The Company determined that variable consideration included in the transaction price should be significantly constrained to reflect uncertainties related to the estimated implicit price concessions, product returns from the right to return products at any time, and product demand. Significant inputs used in determining these estimates include the number of units already in the channel, remaining shelf life of product, and competition from approved product. As a result of these uncertainties and possible outcomes, the Company used the expected value method and determined the revenue that should be recognized based on the sum of probability-weighted amounts. The Company has not reflected the total contractual price of this contract within gross revenue due to the significant uncertainty associated with collecting the full amount. The net amount recognized by the Company of $35.9 million represents an estimate of the amount that is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainties are resolved. The Company will continue to re-evaluate circumstances in future periods and adjust its estimate as required which may result in material changes to our financial statements in future periods.

[21]

Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Gross accounts receivable (1)	$310,007	$258,173
Less reserves for:
Chargebacks	(43,642)	(40,498)
Rebates	(38,284)	(42,515)
Product returns	(31,588)	(33,127)
Discounts and allowances	(7,393)	(5,816)
Advertising and promotions	(1,335)	(1,508)
Doubtful accounts	(547)	(536)
Trade accounts receivable, net	$187,218	$134,173

(1) The increase in the Gross accounts receivable balance as of March 31, 2020, when compared to the December 31, 2019 balance, was primarily due to increase in sales as it relates to the sale of an unapproved product that has since been discontinued and timing of account receivables collections. As it relates to the market exit and sale of an unapproved product discussed above, gross accounts receivable reflects only the portion of the contractual price that is probable that a significant reversal in the cumulative amount of revenue recognized will not occur, less any amounts collected as of March 31, 2020.

For the three month periods ended March 31, 2020 and 2019, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended March 31,
	2020	2019
Gross sales (1)	$429,376	$458,641
Less adjustments for:
Chargebacks (2)	(156,275)	(205,394)
Rebates, administrative and other fees (3)	(52,844)	(64,264)
Product returns (4)	(4,259)	(11,902)
Discounts and allowances	(9,278)	(9,050)
Advertising, promotions and others	(2,027)	(2,160)
Revenues, net	$204,693	$165,871

(1) As it relates to the market exit and sale of an unapproved product discussed above, gross sales reflect only the portion of the contractual price that is probable that a significant reversal in the cumulative amount of revenue recognized will not occur.

(2) The decrease in chargebacks for the three month period ended March 31, 2020, as compared to the same period in 2019 was due to product mix as well as decreases in wholesale acquisition cost of certain products.

(3) The decrease in rebates, administrative fees and other expenses for the three month period ended March 31, 2020, compared to the same period in 2019 was primarily due to lower failure to supply claims, decreases in contract prices and product mix.

(4) The decrease in product returns for the three month periods ended March 31, 2020, as compared to the same period in 2019, was primarily due to the unfavorable outcome on disputed returns claims processed in 2019 that were related 2018 sales.

Note 5 — Inventories, Net

[22]

The components of inventories are as follows (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$83,954	$85,700
Work in process	11,375	10,614
Raw materials and supplies	77,268	73,733
Inventories, net	$172,597	$170,047

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory reserves were $44.5 million and $48.6 million, at March 31, 2020 and December 31, 2019, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Land and land improvements	$17,653	$17,701
Buildings and leasehold improvements	137,416	136,044
Furniture and equipment	261,686	258,933
Sub-total	416,755	412,678
Accumulated depreciation	(184,874)	(177,312)
Property, plant and equipment in service, net	$231,881	$235,366
Construction in progress	62,618	60,167
Property, plant and equipment, net	$294,499	$295,533

At March 31, 2020 and December 31, 2019, property, plant and equipment, net of $74.3 million and $72.5 million, respectively, was located outside the United States.

At March 31, 2020, the Company had $62.6 million of assets under construction which consisted primarily of manufacturing facility expansion and improvement projects. Depreciation will begin on these assets once they are placed into service. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. During the three month period ended March 31, 2020, the Company recorded no impairment losses compared to $8.9 million for the three month period ended March 31, 2019. The $8.9 million impairment was a result of the Company's decision to explore strategic alternatives to exit the India manufacturing facility in the first quarter of 2019. The remaining net book value of the India manufacturing facility is $24.0 million, of which $19.6 million is related to property, plant and equipment, net. As the Company continues to explore strategic alternatives there may be additional impairment in future periods.

The Company recorded depreciation expense of $7.7 million and $7.6 million during the three month periods ended March 31, 2020 and 2019, respectively.

Note 7 — Goodwill and Other Intangible Assets, Net

Intangible assets consist primarily of Goodwill, which is carried at its initial value, subject to evaluation for impairment, In-Process Research and Development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing rights, trademarks and other such rights, which are capitalized and amortized on a straight-line basis over their useful lives, ranging from one to thirty years. As of March 31, 2020 and 2019, accumulated amortization of intangible assets was $209.3 million and $224.0 million, respectively. The Company recorded amortization expense of $6.1 million and $11.1 million during the three month periods ended March 31, 2020 and 2019, respectively. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.
[23]

IPR&D intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the estimation of net cash flows for each year for each project or product (including net revenue, cost of sales, selling and marketing costs and other costs which may be allocated), the selection of an appropriate discount rate in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include technical, legal, market and regulatory risk. If applicable, upon abandonment of an IPR&D project, the asset is fully impaired.

During the three month periods ended March 31, 2020 and 2019, no IPR&D projects were impaired. Additionally, during the three month period ended March 31, 2020, no product licensing right was impaired, compared to impairment of $10.4 million related to one product licensing right during the comparative prior year period.
Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. In its annual goodwill impairment analysis, the Company uses widely accepted valuation techniques to determine the fair value of its reporting units. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on sales and gross profit of each reporting unit as a percent of the total company results. During the first quarter of 2019, as a result of the Company's decision to explore strategic alternatives to exit the India manufacturing facility, the Company performed impairment testing and recorded a full goodwill impairment of $16.0 million of its India reporting unit. During the three month period ended March 31, 2020, the Company entered an immediate Event of Default under the Term Loan Agreement for not having any bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement. This Event of Default triggered alternative milestones that, among other things, provide that the Company shall commence one or more cases under Chapter 11 (“Chapter 11 Cases”) of title 11 of the U.S. Code (the “Bankruptcy Code”). These events created significant uncertainty in our business that caused a significant decline in our enterprise value and resulted in the full impairment of $267.9 million of goodwill.

The following table provides a summary of the activity in goodwill by segment for the three month period ended March 31, 2020 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2019	$16,717	$251,206	$267,923
Currency translation adjustments	—	—	—
Acquisitions	—	—	—
Impairments	(16,717)	(251,206)	(267,923)
Dispositions	—	—	—
Balances at March 31, 2020	$—	$—	$—

[24]

The following table sets forth the major categories of the Company’s intangible assets as of March 31, 2020 and December 31, 2019, and the weighted average remaining amortization period as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Reclassifications	Impairment	Net Carrying Amount	Weighted Average Remaining Amortization Period (years)
March 31, 2020
Product licensing rights	$388,491	$(193,151)	$—	$—	$195,340	9.3
IPR&D	4,200	—	—	—	4,200	N/A - Indefinite lived
Trademarks	16,000	(7,463)	—	—	8,537	17.2
Customer relationships	4,225	(2,643)	—	—	1,582	6.1
Other intangibles	6,000	(6,000)	—	—	—	0.0
	418,916	$(209,257)	$—	$—	$209,659

December 31, 2019
Product licensing rights	$472,041	$(187,306)	$—	$(83,550)	$201,185	9.5
IPR&D	4,400	—	—	(200)	4,200	N/A - Indefinite lived
Trademarks	16,000	(7,231)	—	—	8,769	17.2
Customer relationships	4,225	(2,578)	—	—	1,647	6.3
Other intangibles	6,000	(6,000)	—	—	—	0.0
	$502,666	$(203,115)	$—	$(83,750)	$215,801

Note 8 — Financing Arrangements

Term Loans

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., the Company Loan Parties, entered into the Term Loan Agreement (the loans outstanding thereunder, the “Term Loans” or “Term Loan”) with the Lenders and the Administrative Agent. The aggregate principal amount of the Term Loans was $1,045.0 million. As of March 31, 2020, outstanding debt under the Term Loan Agreement was $853.6 million. As of March 31, 2020, the Term Loan has a market price of $778 per $1,000 of principal amount. The Term Loans are scheduled to mature on April 16, 2021.

On May 6, 2019, the Company Loan Parties and certain Lenders entered into a Standstill Agreement and First Amendment (the “Original Standstill Agreement”) to the Term Loan Agreement. Pursuant to the terms of the Original Standstill Agreement, Akorn, Inc. was required to enter into a comprehensive amendment to the Term Loan Agreement (the “Comprehensive Amendment”). If Akorn, Inc. did not enter into a Comprehensive Amendment by December 13, 2019, or refinance or otherwise address the outstanding loans, an event of default would occur under the Term Loan Agreement.

On December 15, 2019, the Company Loan Parties entered into a First Amendment to Standstill Agreement and Second Amendment to Credit Agreement (the “First Amended Standstill Agreement”) with certain Lenders. Pursuant to the terms of the First Amended Standstill Agreement, the maximum duration of the “Standstill Period” was extended from December 13, 2019, to February 7, 2020.

On February 12, 2020, the Company Loan Parties entered into the Comprehensive Amendment in the form of the Second Amended Standstill Agreement with the Standstill Lenders. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020, until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the loan agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement.
[25]

The Second Amended Standstill Agreement provides that, for the duration of the Extended Standstill Period, among other matters, neither the Administrative Agent nor the Lenders may (i) declare any Event of Default or (ii) otherwise seek to exercise any rights or remedies, in each case of clauses (i) and (ii) above, to the extent directly relating to any alleged Event of Default arising from any alleged breach of certain covenants, to the extent the facts and circumstances giving rise to any such breach have been (x) publicly disclosed by Akorn, Inc. or (y) disclosed in writing by Akorn, Inc. to private side Lenders or certain advisors to the Ad Hoc Group (collectively, the “Specified Matters”).

The Second Amended Standstill Agreement provides, among other matters, that:
•during the Extended Standstill Period:
◦Akorn, Inc. must deliver certain financial and other information to the Lenders or their advisors, including without limitation, monthly financial statements with agreed upon adjustment, monthly operational statistics broken down by facility, pipeline reporting, 13-week cash flow forecasts, weekly variance reports, certain valuation reports, weekly status updates with respect to the Sale Process (as defined below) and certain regulatory information, and participate in various update calls with the Lenders and their advisors (the “Affirmative Covenants and Milestones”); and
◦Akorn, Inc. and its subsidiaries are restricted, among other matters, from (i) consummating certain asset sales and investments, (ii) making certain restricted payments, (iii) engaging in sale and leaseback transactions, (iv) incurring certain liens and indebtedness, (v) reinvesting any proceeds received from certain asset sales and (vi) without the consent of the Required Lenders at such time, (A) designating any Restricted Subsidiary as an Unrestricted Subsidiary, or otherwise creating or forming any Unrestricted Subsidiary, (B) transferring any assets of Akorn, Inc. or any of its Restricted Subsidiaries to any Unrestricted Subsidiary, except as otherwise permitted under the Term Loan Agreement (after giving effect to the Second Amended Standstill Agreement), and/or (C) releasing any existing Loan Guarantors or security interest granted under the Term Loan Agreement outside of the ordinary course of business (collectively, the “Negative Covenants”);
•Akorn, Inc. will market and conduct the Sale Process for substantially all of its assets in accordance with the milestones set forth in the Second Amended Standstill Agreement, which milestones will depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement;
•the Sale Process will be consummated on either an out-of-court or in-court basis (potentially through the filing of Chapter 11 Cases under the Bankruptcy Code in order to effectuate the Sale Process);
•if at any time during the Sale Process, no third party bids exist that are sufficient to pay all obligations under the Loan Agreement (taking into account available cash) there shall be a Toggle Event;
•the milestones with respect to the Sale Process include:
◦subject to the alternative milestones described below upon the occurrence of a Toggle Event:
•on or before March 27, 2020, binding bids in connection with the Sale Process shall be due;
•on or before April 5, 2020, Akorn, Inc. shall select a stalking horse bidder and commence the Chapter 11 Cases to effectuate the Sale Process; and
•thereafter, certain additional milestones shall be applicable during the Chapter 11 Cases;
◦upon the occurrence of a Toggle Event, the following alternative milestones will apply:
▪on or before twenty-six (26) days after a Toggle Event, Akorn, Inc. and the Ad Hoc Group Advisors shall reach an agreement in principle with respect to a restructuring support agreement (“RSA”) (such agreement not to be unreasonably withheld, conditioned or delayed);
▪on or before thirty (30) days after a Toggle Event, Akorn, Inc. shall commence the Chapter 11 Cases to consummate either (A) a sale transaction pursuant with the Lenders serving as a stalking horse, and entering into a stalking horse asset purchase agreement (the “Credit Bid APA”) in order to exercise their rights to credit bid under the Loan Documents or (B) a transaction backstopped by an executed RSA; and
▪thereafter, certain additional milestones shall be applicable during the Chapter 11 Cases;
•To the extent either (i) a Toggle Event exists or (ii) Akorn, Inc. commences the Chapter 11 Cases without a stalking horse asset purchase agreement with a bid sufficient to pay all obligations under the Term Loan Agreement (taking into account available cash in the case of cash fee, debt free bids), the Company shall prepay, on a ratable basis, within five (5) days prior to the commencement of the Chapter 11 Cases all outstanding Loans under the Term Loan Agreement in an amount that, after giving effect to such prepayment, leaves the Company’s pro forma cash balance at an amount not to exceed $87.5 million.
•the following exit payments will be paid in cash to each Lender on a pro rata basis in connection with repayment of the Loans under the Term Loan Agreement:
◦if the Sale Process is approved by the Bankruptcy Court on or prior to July 15, 2020, then:
[26]

▪if the Sale Process is consummated on or prior to July 15, 2020, 0.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 50 basis points); or
▪if the Sale Process is consummated after July 15, 2020, 0.75% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 75 basis points); and
◦ if the Sale Process is not approved by the Bankruptcy Court on or prior to July 15, 2020, then:
▪ if the Sale Process is consummated on or prior to August 15, 2020, 1.00% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 100 basis points); or
▪ if the Sale Process is consummated after August 15, 2020, 2.00% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 200 basis points);
◦upon the earlier to occur of (i) entry into the RSA, (ii) entry into the Credit Bid APA, and one day prior to Akorn, Inc. commencing the Chapter 11 Cases without a Stalking Horse APA, 2.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 250 basis points);
•if at any time during the Sale Process no third-party bids exist which are sufficient to pay all obligations (net of available cash), then from the occurrence of such date until the date of a Standstill Event of Default, the interest margin payable in cash shall be further increased by 2.5% to LIBOR plus 12.50%.

Subject to a five business day cure period (the “Cure Period”), Akorn, Inc.’s failure to comply with the Affirmative Covenants and Milestones (other than perfection of the Lenders’ security interests (the “Excluded Milestones”)) during the Standstill Period would permit the Required Lenders to terminate the Standstill Period and exercise any rights and remedies under the Term Loan Agreement with respect to the Specified Matters or a Standstill Event of Default. Akorn, Inc.’s failure to comply with the Negative Covenants and Excluded Milestones during the Standstill Period would permit the Required Lenders to terminate the Standstill Agreement and constitute an immediate Event of Default under the Term Loan Agreement. Akorn, Inc.’s failure to comply with any Affirmative Covenants and Milestones (subject to the Cure Period), the Excluded Milestones, Negative Covenants or other covenants in the Second Amended Standstill Agreement would also result in a further increase of the interest margins payable with respect to outstanding Loans by 0.50%, payable in kind.

In addition, Akorn, Inc. agreed (1) not to make any payments in respect of judgments or settlements of certain ongoing litigation matters without the prior written consent of the Required Lenders and (2) to make payment of fees and expenses to the advisors of Ad Hoc Group (collectively, the “Other Covenants”). The failure to comply with any of the Other Covenants would constitute an immediate Event of Default under the Term Loan Agreement.

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
As of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and a Toggle Event occurred. As a result, as of April 1, 2020, the alternative milestones for the Sale Process set forth in the Second Amended Standstill Agreement apply, which provide that, among other things, the Company shall have commenced the Chapter 11 Cases on or before May 1, 2020. The Company did not satisfy the milestone requirement to commence the Chapter 11 Cases on or before May 1, 2020 and continues to engage in discussions with the Standstill Lenders regarding the Sale Process and the Chapter 11 Cases.

On April 1, 2020, the Company announced that as of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and an immediate Event of Default under the Term Loan Agreement has occurred. As a result, pursuant to the Term Loan Agreement, the interest margin payable in cash under the Term Loan Agreement has increased to LIBOR plus 12.50% (provided that 0.75% of such rate shall be payable in kind by capitalizing and adding such amount to the outstanding principal balance of the loans on the applicable payment date). In addition, a default rate of 2.00% applies. The Lenders may also accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies.
As of March 31, 2020, the $853.6 million outstanding principal amount of the Term Loans includes $21.7 million in fees and capitalized interest related to the Original Standstill Agreement and the Second Amended Standstill Agreement.
[27]

During the three month period ended March 31, 2020, the Company amortized the remaining $8.6 million of the $12.3 million in deferred financing costs incurred upon entering into the Original Standstill Agreement. During the three months ended March 31, 2019, the Company amortized $1.3 million of Term Loans-related deferred financing costs.

The Company's effective interest rate for the three month period ended March 31, 2020, was 11.9%. As a result of the Toggle Event, as of April 1, 2020, the Company’s interest margin increased by a total of 4.5%, 2.0% of which was the result of a default under the Term Loan Agreement and 2.50% of which was the result of the Toggle Event.

For the three month periods ended March 31, 2020 and 2019, the Company recorded interest expense of $25.7 million and $16.7 million, respectively in relation to the Term Loans. The increase in interest expense is related to higher interest rates, primarily due to the standstill agreement and related amendments.

For more information on the alternative milestones set forth in the Second Amended Standstill Agreement and the effect of the Toggle Event on the Company, see Note 18 — Subsequent Events.

Debt Maturities Schedule

Aggregate cumulative maturities of debt obligations as of March 31, 2020, are:

(In thousands)	2021(1)
Maturities of debt	$853,627

(1) Pursuant to the terms of the Second Amended Standstill Agreement, an event of default under the loan agreement has occurred. The Lenders may accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies.

Note 9 — Earnings Per Share

Basic net (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, and (ii) unvested RSUs and PSUs.

A reconciliation of the (loss) per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net (Loss)	$(256,727)	$(82,181)
Net (Loss) per Common Share:
Net (Loss) per Common Share, Basic and Diluted	$(2.01)	$(0.65)
Shares used in Computing Net (Loss) per Common Share:
Weighted average basic and diluted shares outstanding	127,648	125,566
Shares subject to stock options omitted from the calculation of (loss) per common share as their effect would have been anti-dilutive	5,071	3,917
Shares subject to unvested RSUs and PSUs omitted from the calculation of (loss) per common share as their effect would have been anti-dilutive	5,486	4,423

[28]

Note 10 — Segment Information

The Company has two operating segments, which constitute the Company’s two reportable segments and the Company’s CEO is the Chief Operating Decision Maker (“CODM”), as defined in ASC Topic 280 - Segment Reporting. Our performance is assessed and resources allocated by the CODM based on the following two reportable segments:

•Prescription Pharmaceuticals
•Consumer Health

The Company’s Prescription Pharmaceuticals segment principally consists of generic and branded prescription pharmaceuticals products which span a broad range of indications as well as a variety of dosage forms including: sterile ophthalmics, injectables and inhalants, and non-sterile oral liquids, topicals and nasal sprays. The Company’s Consumer Health segment principally consists of animal health and over-the-counter (“OTC”) products, both branded and private label. OTC products include, but are not limited to, a suite of products for the treatment of dry eye sold under the TheraTears® brand name.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CODM oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reportable segment is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues, net:
Prescription Pharmaceuticals	$179,244	$148,015
Consumer Health	25,449	17,856
Total revenues, net	204,693	165,871

Gross Profit:
Prescription Pharmaceuticals	77,159	45,443
Consumer Health	17,385	8,070
Total gross profit	94,544	53,513

Operating expenses	341,462	118,996

OPERATING (LOSS)	(246,918)	(65,483)

Other expenses, net	(33,254)	(15,278)

(Loss) before income taxes	$(280,172)	$(80,761)

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

[29]

The following table sets forth the Company’s net revenues by geographic region for the three month periods ended March 31, 2020 and 2019. The Domestic region represents sales within the United States of America and its territories while the Foreign region represents sales within all other countries and territories (dollar amounts in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Region	Amount	% of Total Revenues	Amount	% of Total Revenues
Domestic	$201,834	98.6%	$164,134	99.0%
Foreign	2,859	1.4%	1,737	1.0%
Total Revenues	$204,693	100.0%	$165,871	100.0%

[30]

Note 11 — Commitments and Contingencies

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

Year ending December 31,	Milestone Payments
2020	$2,907
2021	1,105
2022	250
2023	250
Total	$4,512

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
[31]

On December 7, 2018, the Delaware Supreme Court affirmed the Court of Chancery’s opinion denying Akorn’s claims and granting the defendants’ counterclaim for a declaration that the termination was valid. On December 27, 2018, the Delaware Supreme Court issued a mandate returning the case to the Court of Chancery for consideration of all remaining issues.
On August 16, 2019, the Fresenius parties filed a motion for summary judgment seeking damages of approximately $123 million. On September 30, 2019, Akorn filed a cross-motion for summary judgment and opposition to the Fresenius parties’ motion. On November 14, 2019, Fresenius filed a combined opposition to Akorn’s cross-motion for summary judgment and reply in further support of its own motion for summary judgment. Fresenius’s combined opposition and reply brief adjusted its claim to seek damages of approximately $117 million. Briefing on the motions was completed on December 9, 2019. On April 22, 2020, the Court of Chancery heard oral argument on the cross-motions for summary judgment. At the conclusion of the hearing, the Court of Chancery denied Fresenius’s request for approximately $43 million in alleged damages attributable to Fresenius’s litigation fees and expenses, and reserved judgment on the remaining components of Fresenius’s damages claim.
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
[32]

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
Under the terms of the non-binding agreement in principle, the putative class would release its claims in exchange for a combination of (i) up to $30 million in insurance proceeds from the Company's D&O insurance policies, (ii) the issuance by the Company of approximately 6.5 million shares of the Company's common stock and any additional shares of Company common stock that are released as a result of the expiration of out of the money options through December 31, 2024, (collectively, the “Settlement Shares”) and (iii) the issuance by the Company of contingent value rights (“CVR”) with a five year term, subject to an extension of up to two years under certain circumstances. Under the terms of the non-binding agreement in principle, holders of the CVR would be entitled to receive an annual cash payment from the Company of 33.3% of “Excess EBITDA” (i.e., earnings before interest, taxes, depreciation and amortization (“EBITDA”) above the amount of EBITDA required to meet a 3.0x net leverage ratio, assuming a $100 million minimum cash cushion, before any such CVR payment is triggered). To the extent any such annual payments are triggered under the CVR, they are capped at an aggregate of $12 million per year and $60 million in the aggregate during the term of the CVR.
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
On August 9, 2019, the lead plaintiffs filed a motion for preliminary approval of the proposed settlement, approval of the form of class notice and a hearing date for final settlement approval (the “Final Approval Hearing”), with supporting papers, including the executed Stipulation and Agreement of Settlement (the “Securities Class Action Settlement Agreement”) setting forth the agreed terms and conditions of the settlement. On August 26, 2019, the Court formally entered an order (the “Preliminary Approval Order”) preliminarily approving the proposed settlement, approving the form of class notice, and setting a hearing on final approval of the settlement for December 3, 2019.
Between October 21, 2019, and November 11, 2019, entities affiliated with institutional investors Twin Master Fund, Ltd., Manikay Master Fund, LP, Fir Tree Value Master Fund, L.P., Magnetar Constellation Fund II-PRA LP, AQR Funds and OxAM Quant Fund Limited delivered requests for exclusion from the Securities Class Action Litigation settlement.
On November 22, 2019, the parties to the Securities Class Action Litigation filed a joint emergency motion requesting a sixty-day adjournment of the Final Approval Hearing, which had been set for December 3, 2019. The motion explained that the requests for exclusion from the settlement substantially exceeded the threshold necessary to give the Company and the other defendants the unilateral right to terminate the settlement. The motion further explained that an adjournment was necessary in
[33]

order to afford the court time to rule on the motions to dismiss the Twin Master Fund and Manikay Master Fund complaints, which ruling was likely to provide important clarity to the Company and the other defendants in their assessment of whether to exercise their termination right. On November 26, 2019, the court in the Securities Class Action Litigation adjourned the Final Approval Hearing without date.
On March 2, 2020, the parties to the Securities Class Action Litigation filed a joint motion to set the Final Approval Hearing for March 10 or 12, 2020, or at the Court’s earliest possible convenience thereafter, in light of the contemplation of commencement of a Chapter 11 filing on or about April 5, 2020, as described in the Company’s February 12, 2020 Form 8-K.
On March 9, 2020, and March 12, 2020, respectively, the funds affiliated with OxAM Quant Fund Limited and Fir Tree Value Master Fund, L.P. withdrew their requests for exclusion from the Securities Class Action Litigation settlement.
On March 13, 2020, with no objections having been filed that were not later withdrawn, the Court in the Securities Class Action Litigation entered a Final Order and Judgment granting final approval of the settlement and an order granting lead plaintiffs’ motion for attorneys’ fees and litigation expenses.
In accordance with the terms of the Securities Class Action Settlement Agreement, between April 1, 2020 and April 7, 2020, a total of $27.5 million in insurance proceeds from the Company’s D&O insurance policies was deposited into a cash escrow account, and a total of 6.7 million Settlement Shares and a total of 6.7 million CVR were issued into separate securities escrow accounts. The Settlement Shares and the CVR were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.
Twin Master Fund, Ltd. et al. v. Akorn, Inc. et al.; Manikay Master Fund, LP et al. v. Akorn, Inc. et al.; Fir Tree Value Master Fund, L.P. et al. v. Akorn, Inc. et al.; Magentar Constellation Fund II-PRA LP et al. v. Akorn, Inc. et al.; AQR Funds – AQR Multi-Strategy Alternative Fund et al. v. Akorn, Inc. et al.
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
As discussed above, between November 9, 2020, and November 11, 2019, plaintiffs Twin Master Fund, Ltd., Manikay Master Fund, LP, Fir Tree Value Master Fund, L.P., Magnetar Constellation Fund II-PRA LP and AQR Funds, and their respective affiliated entities, delivered requests for exclusion from the Securities Class Action Litigation settlement.
On December 24, 2019, plaintiff Magnetar Constellation Fund II-PRA LP and affiliated entities, purported shareholders of the Company, filed a complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 (the “Magnetar Constellation Fund Action”). The complaint
[34]

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
On January 20, 2020, plaintiff AQR Funds - AQR Multi-Strategy Alternative Fund and affiliated entities, purported shareholders of the Company, filed a complaint in the United States District Court for the Northern District of Illinois alleging violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934, and common law fraud (the “AQR Funds Action” and, together with the Twin Master Fund, Manikay Master Fund, Fir Tree Master Fund and Magnetar Constellation Fund Actions, the “Opt-Out Actions”). The complaint names as defendants the Company, Rai, Portwood, Weinstein, Johnson and Tambi. The complaint alleges that defendants made or caused Akorn to make materially false or misleading statements and/or material omissions concerning the Company’s compliance with FDA regulations, among other things. The complaint seeks, among other things, an award of damages, punitive damages and expenses.
Each of the Opt-Out Actions has been designated as related and assigned to the same judge.
On February 5, 2020, the Court entered orders denying defendants’ motions to dismiss the Twin Master Fund and Manikay Master Fund Actions. At a status conference on February 13, 2020, the parties stipulated that the decision on defendants’ motions to dismiss the Twin Master Fund and Manikay Master Fund Actions applies equally to the Fir Tree Master Fund and Magnetar Constellation Fund Actions. The Court entered an order finding that the Fir Tree Master Fund and Magnetar Constellation Fund Actions state a claim. On February 26, 2020, the parties to the AQR Funds Action stipulated that the decision on defendants’ motions to dismiss the Twin Master Fund and Manikay Master Fund Actions applies equally to the AQR Funds Action. On February 27, 2020, the Court entered an order finding that the AQR Funds Action states a claim.
On March 12, 2020, plaintiff Fir Tree Value Master Fund, L.P. withdrew its request for exclusion from the Securities Class Action Litigation settlement. On March 19, 2020, the parties in the Fir Tree Master Fund Action filed a stipulation and order of dismissal without prejudice. On March 20, 2020, the Court dismissed the Fir Tree Master Fund Action without prejudice.
On March 6, 2020, plaintiffs in the Opt-Out Actions served their initial requests for production. On March 13, 2020, the parties to the Opt-Out actions exchanged initial disclosures and defendants served their initial requests for production. Fact discovery in the remaining Opt-Out Actions is presently ongoing.
In re Akorn, Inc. Shareholder Derivative Litigation
On November 6, 2018, Dale Trsar, a purported shareholder of the Company, filed a putative derivative complaint captioned Trsar v. Kapoor, et al. against defendants John N. Kapoor, Rajat Rai, Duane A. Portwood, Mark M. Silverberg, Alan Weinstein, Kenneth S. Abramowitz, Steven J. Meyer, Terry Allison Rappuhn, Adrienne L. Graves, Ronald M. Johnson and Brian Tambi in the United States District Court for the Northern District of Illinois (the “Trsar Action”). The complaint purports to allege derivatively on behalf of the Company that the defendants breached their fiduciary duties to the Company and its shareholders by failing to address the Company’s alleged non-compliance with FDA regulations; and the defendants violated Section 14(a) of the Securities Exchange Act of 1934, and SEC Rule 14a-9 promulgated thereunder, by making false or misleading statements in proxy statements issued to Akorn shareholders on November 14, 2016 and March 20, 2017. The complaint sought an award of equitable relief and damages.
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
[35]

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
As previously disclosed, on January 22, 2020, the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana entered a Final Order and Judgment finally approving a proposed settlement (the “Kogut Settlement”) of certain claims brought by plaintiff Merry A. Kogut derivatively on behalf of the Company alleging, among other things, breaches of fiduciary duty related to the Company’s compliance with FDA regulations.
On February 11, 2020, the parties filed a joint motion for leave to submit supplemental briefing on defendants’ motion to dismiss. On February 12, 2020, the Court entered an order granting the parties’ joint motion and defendants filed a supplemental memorandum of law asserting, in further support of their motion to dismiss, that the Kogut Settlement had the effect of resolving the claims in the In re Akorn, Inc. Shareholder Derivative Litigation.
On March 3, 2020, the parties filed a joint motion for approval and entry of a stipulation and proposed order of dismissal. On March 4, 2020, the Court granted the parties’ motion and dismissed the action with prejudice.

The legal matters discussed above and others could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial. The Company records accruals for these contingencies to the extent that they conclude that a loss is both probable and reasonably estimable.
In 2019, the Company recorded a $43.0 million charge and corresponding liability as of December 31, 2019, associated with the settlement agreement related to the Securities Class Action Litigation. As described further above under “In re Akorn, Inc. Data Integrity Securities Litigation”, the charge and corresponding liability was expected to be settled through issuances of Company common stock and the contingent value rights. Accordingly, long-term portion of accrued legal fees and contingencies includes a $30.0 million liability with respect to an estimate of the contingent cash payments under the contingent value rights.
On March 13, 2020, the court approved the settlement agreement resulting in the issuance of 6.7 million shares valued at $4.4 million settled on April 1, 2020 and the obligation to issue additional shares of Company common stock that are released as a result of the expiration of out of the money options through December 2024 of $1.2 million. In addition to the Company's common stock and the contingent value rights of $30.0 million, $27.5 million in insurance proceeds from the Company’s D&O insurance policies were remitted by the Company’s D&O insurers to the plaintiffs in the Securities Class Action Litigation in connection with the settlement. Such settlement only required the Company to use its best efforts to cause the D&O insurers to make such payments, and did not impose any obligation upon the Company to make any such payment out of its own funds. Accordingly, this amount from insurance was not included within the $35.5 million liability as of March 31, 2020. The liability decreased by $7.5 million from year end 2019 due to a decrease in the company’s stock price.
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

[36]

Note 12 — Customer, Supplier and Product Concentration

Customer Concentration

In the three month periods ended March 31, 2020 and 2019, a significant portion of the Company’s gross and net revenues reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of March 31, 2020 and December 31, 2019, were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) collectively referred to herein as the “Big 3 Wholesalers”, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Aside from these three wholesale drug distributors, only one other individual customer accounted for 10% or more of gross sales and net revenue for the three month period ended March 31, 2020.

If sales to the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. The Company is subject to credit risk from its accounts receivable, heavily weighted to the Big 3 Wholesalers, but as of and for the three month periods ended March 31, 2020 and December 31, 2019, the Company has not experienced significant losses with respect to collection of these gross accounts receivable balances.

The following table sets forth the percentage of the Company's gross accounts receivable disaggregated by major customers as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Disaggregation of gross A/R by major customers	Gross Accounts Receivable	Gross Accounts Receivable %	Gross Accounts Receivable	Gross Accounts Receivable %
Amerisource	$58,022	18.7%	$56,945	22.0%
Cardinal	42,870	13.8%	40,158	15.6%
McKesson	134,924	43.5%	118,258	45.8%
Combined Total	235,816	76.0%	215,361	83.4%
All Others	74,191	24.0%	42,812	16.6%
Grand Total	$310,007	100.0%	$258,173	100.0%

The following table sets forth the percentage of the Company’s gross sales disaggregated by major customers for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Disaggregation of gross sales by major customers	Gross Sales	Gross Sales %	Gross Sales	Gross Sales %
Amerisource	$75,997	17.7%	$79,325	17.3%
Cardinal	67,041	15.6%	114,040	24.9%
McKesson	170,544	39.7%	191,377	41.7%
Combined Total	313,582	73.0%	384,742	83.9%
All Others	115,794	27.0%	73,899	16.1%
Grand Total	$429,376	100.0%	$458,641	100.0%

[37]

The following table sets forth the Company’s net revenues disaggregated by major customers for the three month periods ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Disaggregation of net revenues by major customers	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %
Amerisource	$32,718	16.0%	$30,096	18.1%
Cardinal	25,390	12.4%	29,761	17.9%
McKesson	43,053	21.0%	37,752	22.8%
Combined Total	101,161	49.4%	97,609	58.8%
All Others	103,532	50.6%	68,262	41.2%
Grand Total	$204,693	100.0%	$165,871	100.0%

Sales to the Big 3 Wholesalers primarily represent purchases of products in the Prescription Pharmaceuticals segment and generate the majority of the Prescription Pharmaceuticals segment revenue. The Prescription Pharmaceuticals segment revenue represented 87.6% and 89.2% of the consolidated net revenue for three month periods ended March 31, 2020 and 2019, respectively. Chain pharmacies are the major customers in the Consumer Health segment. For more information, see Note 10 — Segment Information.

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

No individual supplier represented 10% or more of the Company’s purchases in the three month periods ended March 31, 2020 or 2019.

Product Concentration

In the three month periods ended March 31, 2020, one of the Company's unapproved product that has since been discontinued represented approximately 17% of total net revenue. In the three month period ended March 31, 2019, one of the Company's products, Myorisan®, represented approximately 12% of total net revenue. The Company attempts to minimize the risk associated with product concentration by continuing to develop and acquire new products to add to its existing product portfolio.

[38]

Note 13 — Income Taxes

The following table sets forth information about the Company’s income tax (benefit) provision for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
(Loss) before income taxes	$(280,172)	$(80,761)
Income tax (benefit)/provision	(23,445)	1,420
Net (loss)	$(256,727)	$(82,181)

Income tax as a percentage of (loss) before income taxes	8.4%	(1.8)%

During the three month periods ended March 31, 2020 and 2019, the Company recorded income tax (benefit)/provision of $(23.4) million and $1.4 million, respectively, on (loss) before income taxes. The reason for the overall tax benefit during the three month period ended March 31, 2020, was the impact of a $(37.1) million net operating (loss) carryback benefit partially offset by $13.9 million of current year tax expense. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to provide relief to taxpayers due to the COVID-19 pandemic. Among other things, this law change allows companies to carryback tax net operating (losses) generated during 2018 – 2020. The Company will continue to monitor the impact of the CARES Act as additional guidance is released and evaluate how these provisions in the CARES Act impact our financial position, results of operations and cash flows. The $13.9 million of current year tax expense is primarily a result of taxable income expected for the period ended March 31, 2020, driven by revenue recognized from exiting the market for an unapproved product for which the ASC 606 constraint on the amount of revenue recognized caused us to recognize a significant reserve that is not currently deductible for tax purposes. The tax receivable of $24.6 million is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company used the discrete method to calculate the quarterly provision due to its inability to reliably estimate annual ordinary income (loss).

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and believes that it is not more likely than not that the deferred tax assets in the U.S., India, and Switzerland will be realized. Accordingly, the Company has recorded a full valuation allowance against U.S., India, and Switzerland deferred tax assets. The Company has a valuation allowance of $111.1 million against its deferred tax assets as of March 31, 2020.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax (benefits) on $2.4 million related to uncertain tax positions as of March 31, 2020.  If recognized, $2.4 million of the above positions would impact the Company’s effective rate. The Company accounts for interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2020, the Company had accrued no penalties and a total of $0.1 million of interest.

Note 14 – Related Party Transactions

In 2020 and 2019, the Company obtained legal services from Polsinelli PC, a firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder. During the three month periods ended March 31, 2020 and 2019, the Company obtained legal services totaling $1.6 million and $1.5 million, respectively, of which $1.0 million and $1.0 million was payable as of March 31, 2020 and 2019, respectively.

Note 15 – Recently Issued and Adopted Accounting Pronouncements

Recently Issued and Adopted Accounting Pronouncements

[39]

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-15 — Intangibles — Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The standard was adopted on January 1, 2020, and did not have a material impact on the Company's financial statements or financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The standard was adopted on January 1, 2020, and did not have a material impact on the Company's financial statements or financial statement disclosures.
In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for financial assets held at amortized cost. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. This ASU is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance of this ASU is effective. The standard was adopted on January 1, 2020, and did not have a material impact on the Company's financial statements or financial statement disclosures due to the level and makeup of our financial asset portfolio.
In February 2016, FASB issued ASU No. 2016-02 - Leases (Topic 842), as modified by subsequently issued ASUs 2019-01, 2018-10, 2018-11 and 2018-20 (collectively ASU 2016-02). ASU 2018-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. The new standard initially required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. In July 2018, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. We elected the practical expedient to not separate non-lease components, to not provide comparative reporting periods and the ‘package of practical expedients’, which permits us to forgo reassessment of our prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to the effective date. We did not elect the use-of-hindsight practical expedient. We adopted the ASC on January 1, 2019, using the modified retrospective method and did not restate comparative periods. At adoption, we recorded Total Lease liabilities of $24.7 million and Total Right-of-use assets, net of $23.0 million in our consolidated statement of financial position. The impact on the Company’s results of operations did not materially differ from recorded amounts under ASC 840. The impact of the adoption of this ASU is non-cash in nature and therefore did not materially affect the Company’s cash flows. See Note 16 — Leasing Arrangements for additional disclosures.

[40]

Note 16 — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and immaterial month-to-month agreements. Rent expense is recognized on a straight-line basis over the lease term.

The following table sets forth the Company’s lease cost components (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$1,174	$1,152
Amortization of finance lease assets	5	46
Interest on finance lease liabilities	1	7
Short-term lease cost	40	10
Variable lease cost	476	—
Sublease income	(19)	—
Total lease cost(1)	$1,677	$1,215

(1) Of the total lease cost of $1.7 million and $1.2 million during the three months ended March 31, 2020 and 2019, respectively, $0.9 million and $0.6 million was included within selling, general and administrative expenses, $0.4 million and $0.3 million was including within cost of sales, and $0.4 million and $0.3 million was included in research and development expenses in the condensed consolidated statement of comprehensive (loss), respectively.

The following table sets forth the Company’s supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,194	$1,179
Operating cash flows from finance leases	1	5
Financing cash flows from finance leases	6	335

	Three Months Ended March 31,
	2020	2019
Right-of-use assets, net obtained in exchange for new lease obligations:
Operating leases	110	22,523
Finance leases	$—	$441
[41]

The following table sets forth the Company’s supplemental balance sheet information related to leases (in thousands):

	March 31, 2020	December 31, 2019
Right-of-use assets, net:
Operating leases, gross	$24,570	$24,564
Accumulated reduction	(2,588)	(2,119)
Operating leases, net	$21,982	$22,445
Finance leases (included in “Other non-current assets”), gross	72	72
Accumulated depreciation	(26)	(21)
Finance leases (included in “Other non-current assets”), net	$46	$51
Total Right-of-use assets, net	$22,028	$22,496

Lease liabilities:
Current portion of Operating lease liability	$2,401	$2,290
Long-term Operating lease liability	21,427	22,021
Total Operating lease liability	$23,828	$24,311
Current portion of Finance lease (included in “Accrued expenses and other liabilities”) liability	$20	$20
Long-term Finance lease (included in “Pension obligations and other liabilities”) liability	29	34
Total Finance lease liability	$49	$54
Total Lease liabilities	$23,877	$24,365

The following table sets forth the Company’s weighted-average lease terms and discount rates (lease term in years):

	March 31, 2020	March 31, 2019
Weighted-average remaining lease terms:
Operating leases	8.2 years	8.9 years
Finance leases	2.3 years	3.3 years

Weighted-average discount rates:
Operating leases	10.0%	10.0%
Finance leases	5.5%	5.5%

[42]

The following table sets forth the Company’s scheduled maturities of lease liabilities as of March 31, 2020, (in thousands):

Year ending December 31,	Operating leases	Finance leases
2020	$3,451	$17
2021	4,817	23
2022	4,536	13
2023	3,878	—
2024	3,560	—
2025 and beyond	15,345	—
Total lease payments(1)	$35,587	$53
Less: Imputed interest	$(11,759)	$(4)
Total lease liabilities	$23,828	$49

(1) Under ASC 842, the Company is required to take into consideration contractual lease renewal options that are reasonably assured to be exercised when determining the lease liability.  As of March 31, 2020, the Company has approximately $11.4 million of reasonably assured renewal option payments included in the total lease payments.

[43]

Note 17 — Pension plan and 401(k) Program

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
The following table sets forth the components of net periodic cost for our pension plan:

Components of net periodic benefit cost	($ in thousands)
	Three Months Ended
	March 31,
	2020	2019
Service cost	$836	$632
Interest cost	23	61
Expected return on plan assets	(171)	(175)
Amortization of:
Prior service (benefit)	(5)	(5)
Net actuarial loss	146	49
Participant contributions	(213)	(194)
Net periodic benefit cost	$616	$368

The Company contributed approximately $0.5 million for the three month period ended March 31, 2020, and expects to contribute a total of approximately $1.7 million to the pension plan in 2020.
Akorn's 401(k) Program
All U.S. full-time Akorn employees are eligible to participate in the Company’s 401(k) plan, the Smart Choice! Akorn Inc. 401(k) Retirement Plan. The Company matches employee contributions to 50% of the first 6% of an employee's eligible compensation.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service. During the three month periods ended March 31, 2020 and 2019, plan-related expenses totaled approximately $0.7 million and $0.8 million, respectively. The Company's matching contribution is funded on a current basis.

Note 18 — Subsequent Events

The Second Amended Standstill Agreement, the Sale Process, the Toggle Event and the Chapter 11 Cases
As further described in Note 8 — Financing Arrangements, on February 12, 2020, the Company Loan Parties entered into the Comprehensive Amendment in the form of the Second Amended Standstill Agreement with the Standstill Lenders. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020, until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the loan agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement. Among other things, the Second Amended Standstill Agreement also (i) provides that, during the extended Standstill Period, neither the Administrative Agent nor the Lenders may exercise their default-related rights and remedies with respect to specified events of default under the Term Loan Agreement, and (ii) provides that the Company
[44]

will market and conduct a Sale Process for substantially all of its assets in accordance with certain milestones. Capitalized terms used but not defined herein have the meanings given to them in the Amended Standstill Agreement or the Term Loan Agreement, as applicable.
As of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and a Toggle Event occurred. As a result, pursuant to the Term Loan Agreement, the interest margin payable in cash under the Term Loan Agreement has increased to LIBOR plus 12.50% (provided that 0.75% of such rate shall be payable in kind by capitalizing and adding such amount to the outstanding principal balance of the loans on the applicable payment date). In addition, a default rate of 2.00% applies. The Lenders may also accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies. The Company is also obligated to prepay, on a ratable basis, all outstanding loans under the Term Loan Agreement in an amount that after giving effect to the prepayment, leaves the Company with a pro forma cash balance of not more than $87.5 million within five (5) days prior to the commencement of the Chapter 11 Cases.
As of April 1, 2020, the following alternative milestones apply under the Second Amended Standstill Agreement, unless otherwise agreed between the Company and the required lenders:
•on or before April 27, 2020, the Company and the Ad Hoc Group Advisors shall reach an agreement in principle with respect to an RSA;
•on or before May 1, 2020, the Company shall commence the Chapter 11 Cases to consummate either (A) a sale transaction pursuant to the Credit Bid APA in order to exercise their rights to credit bid under the Loan Documents or (B) a transaction backstopped by an executed RSA; and
•certain additional milestones shall be applicable during the Chapter 11 Cases.

The Company did not satisfy the milestone requirement to commence the Chapter 11 Cases on or before May 1, 2020 and continues to engage in discussions with the Standstill Lenders regarding the Sale Process and the Chapter 11 Cases.
Noncompliance with Nasdaq’s Minimum Bid Price
On April 27, 2020, the Company received written notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”).
Nasdaq also notified the Company that, due to the global market impact caused by coronavirus, Nasdaq has tolled the compliance period for the Minimum Bid Price Requirement through June 30, 2020. The compliance period for the Minimum Bid Price Requirement will be reinstated on July 1, 2020. As a result, the Company will have 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance.
The Company may regain compliance with the Minimum Bid Price Requirement if the closing bid price of its common stock is $1.00 per share or more for a minimum of ten consecutive business days at any time prior to December 28, 2020. If the Company is not in compliance by December 28, 2020, the Company may be eligible for additional time. The Company’s failure to regain compliance during this period, including any extensions that may be granted by Nasdaq, could result in delisting.
The notification of noncompliance had no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on The Nasdaq Global Select Market under the symbol AKRX.
No determination regarding the Company’s response has been made at this time. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the SEC on February 26, 2020.
[45]

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
These statements are subject to risks and uncertainties and actual results, levels of activity, performance or achievements and may differ materially from those in the forward-looking statements as a result of various factors, including:
•our ability to continue as a going concern;
•our substantial level of indebtedness and related debt service obligations and restrictions, including those imposed by covenants in the Second Amendment to Standstill Agreement and Third Amendment to Credit Agreement (the “Second Amended Standstill Agreement”) to that certain Loan Agreement, dated as of April 17, 2014, among us and certain of our subsidiaries, the lenders thereunder and Wilmington Savings Fund Society, FSB, as successor administrative agent;
•our ability to execute upon the sale process contemplated by the Second Amended Standstill Agreement;
•volatility and recent declines in the price of our common stock, including the potential impact of any delisting of our stock from the NASDAQ Global Select Market;
•the impact of the coronavirus (COVID-19) pandemic on our business, financial condition, and results of operations;
•legal proceedings and governmental investigations, any of which may result in substantial losses, government enforcement actions, damage to our business and reputation and place a strain on our internal resources;
•our ability to timely and efficiently develop, launch and market our products;
•our reliance on third parties, including suppliers, manufacturers and wholesalers;
•our ability to attract and retain key personnel;
•significant disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on our business;
•ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration and the results thereof;
•increased competition;
•our failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions; and
•our ability to protect our patents and proprietary rights and to defend against claims of third parties that we infringe their proprietary rights.
For more detailed information on the risks and uncertainties associated with our business activities, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 26, 2020, and in Part II Item 1A herein. You should not place undue reliance on any forward-looking statements. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

[46]

OVERVIEW

We, together with our wholly owned subsidiaries, are a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals, branded and private-label OTC consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products. As such, we specialize in difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

We have identified two reportable segments:

•Prescription Pharmaceuticals, we manufacture and market generic and branded prescription pharmaceuticals including ophthalmics, injectables, oral liquids, otics, topical, inhalants, and nasal sprays.
•Consumer Health, we manufacture and market branded and private-label animal health and OTC products.

During the first quarter of 2020 and through the filing date of this Form 10-Q, we made a number of announcements regarding the Second Amended Standstill Agreement (as defined below) and our obligation to conduct the Sale Process. Additionally, as discussed in our Condensed Consolidated Financial Statements and Notes thereto and elsewhere in this Quarterly Report on Form 10-Q, the Company conducted an evaluation as to its ability to continue as a going concern. These are addressed in the “Recent Developments” section below.

Net Revenue & Gross Profit:

Net revenue was $204.7 million for the three month period ended March 31, 2020, representing an increase of $38.8 million, or 23.4%, as compared to net revenue of $165.9 million for the three month period ended March 31, 2019.

Consolidated gross profit for the quarter ended March 31, 2020, was $94.5 million, or 46.2% of net revenue, compared to $53.5 million, or 32.3% of net revenue, in the corresponding prior year quarter.

Impact of COVID-19 Pandemic:

The emergence of COVID-19 around the world, and particularly in the United States, presents significant risks to the Company, not all of which the Company is able to fully evaluate or foresee at the current time. We have adopted a series of precautionary measures in an effort to protect our employees and mitigate the potential spread of COVID-19. The majority of our office and management personnel are working remotely, and some of our employees engaged in manufacturing, production and distribution facilities have been restricted by the Company and/or by governmental order from coming to work. At the same time, we have worked to continue our critical business functions and support uninterrupted access to our medicines. For example, we have instituted additional safety precautions, including increased sanitization of our facilities, to help protect the health and safety of our employees who work in our manufacturing facilities and laboratories, as they continue to manufacture and deliver important medicines for patients.

While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first quarter ended March 31, 2020, the pandemic had a negative effect on the capital markets and availability of funds for potential bidders in our sales process, and economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. Demand for the Company’s products has not been significantly altered by the impact of COVID-19 during the three month period ended March 31, 2020, but that could change depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The COVID-19 pandemic could affect the Company’s sale process and any interest of potential bidders as well as operations in the second quarter and beyond. This may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of
[47]

the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends.

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see Part II, Item 1A “Risk Factors” in this Form 10-Q.

Recent Developments:

Update on Sale Process
As previously disclosed, on February 12, 2020, Akorn, Inc., together with certain of its subsidiaries (collectively, the “Company Loan Parties”), an ad hoc group of Lenders (the “Ad Hoc Group”) and certain other Lenders (together with the Ad Hoc Group, the “Standstill Lenders”) entered into a Second Amendment to Standstill Agreement and Third Amendment to Credit Agreement (the “Second Amended Standstill Agreement”) to the Company’s Loan Agreement, dated as of April 17, 2014 (as amended, supplemented or otherwise modified, the “Term Loan Agreement”), among the Company Loan Parties, the lenders thereunder (the “Lenders”) and Wilmington Savings Fund Society, FSB, as successor administrative agent (the “Administrative Agent”). Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020 until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the Term Loan Agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement. Among other things, the Second Amended Standstill Agreement also (i) provides that, during the extended Standstill Period, neither the Administrative Agent nor the Lenders may exercise their default-related rights and remedies with respect to specified events of default under the Term Loan Agreement, and (ii) provides that the Company will market and conduct a sale process (the “Sale Process”) for substantially all of its assets in accordance with certain milestones, which milestones depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement.
As of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and an immediate Event of Default under the Term Loan Agreement occurred (“Toggle Event”). As a result, as of April 1, 2020, the alternative milestones for the Sale Process set forth in the Second Amended Standstill Agreement apply, which provide that, among other things, the Company shall commence one or more cases under Chapter 11 (“Chapter 11 Cases”) of title 11 of the U.S. Code (the “Bankruptcy Code”) on or before May 1, 2020. The Company did not satisfy the milestone requirement to commence the Chapter 11 Cases on or before May 1, 2020 and continues to engage in discussions with the Standstill Lenders regarding the Sale Process and the Chapter 11 Cases.
Refer to “— Financial Condition and Liquidity — Liquidity Considerations” and Note 18 — Subsequent Events for more information regarding the Second Amended Standstill Agreement, the Sale Process, the Toggle Event and the Chapter 11 Cases. Please see Note 8 — Financing Arrangements, for further detail of our debt obligations as of and for the three month period ended March 31, 2020.
Going Concern
In connection with the preparation of the financial statements as of and for the three month period ended March 31, 2020, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance the date of the financial statements. As of March 31, 2020, the Company had cash and cash equivalents of $72.2 million, working capital deficit of $(494.7) million and accumulated deficit of $(590.7) million. The Company had a loss from operations of $(246.9) million and a net loss of $(256.7) million for the three month period ended March 31, 2020.
As further described above, on February 12, 2020, Akorn, Inc., certain of its subsidiaries and the Standstill Lenders entered into the Second Amendment to Standstill Agreement and Third Amendment to Credit Agreement and, as of April 1, 2020, the alternative milestones for the Sale Process set forth in the Second Amended Standstill Agreement apply.
We evaluated the impact of the Second Amended Standstill Agreement, including the alternative milestones detailed in the therein, on the Company’s ability to continue as a going concern. Accordingly, the impact of toggling to the alternative milestones and the recurring losses from operations and net working capital deficiency create substantial doubt about our ability to continue as a going concern within one year after the date the accompanying financial statements are filed.
Refer to “—Financial Condition and Liquidity—Liquidity Considerations” and Note 18 — Subsequent Events for more information regarding the Second Amended Standstill Agreement, the Sale Process, the Toggle Event and the Chapter 11 Cases. Please see Note 2 — Summary of Significant Accounting Policies, for further discussion of the Company’s ability to continue as a going concern and Note 8 — Financing Arrangements, for further detail of our debt obligations as of and for the three month period ended March 31, 2020.
[48]

Noncompliance with Nasdaq’s Minimum Bid Price
On April 27, 2020, the Company received written notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”).
Nasdaq also notified the Company that, due to the global market impact caused by COVID-19, Nasdaq has tolled the compliance period for the Minimum Bid Price Requirement through June 30, 2020. The compliance period for the Minimum Bid Price Requirement will be reinstated on July 1, 2020. As a result, the Company will have 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance.
The Company may regain compliance with the Minimum Bid Price Requirement if the closing bid price of its common stock is $1.00 per share or more for a minimum of ten consecutive business days at any time prior to December 28, 2020. If the Company is not in compliance by December 28, 2020, the Company may be eligible for additional time. The Company’s failure to regain compliance during this period, including any extensions that may be granted by Nasdaq, could result in delisting.
The notification of noncompliance had no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on The Nasdaq Global Select Market under the symbol AKRX. No determination regarding the Company’s response has been made at this time. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing criteria.
[49]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our condensed consolidated statements of comprehensive (loss) and our segment reporting information for the three month periods ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$179,244	87.6%	$148,015	89.2%
Consumer Health	25,449	12.4%	17,856	10.8%
Total revenues, net	204,693	100.0%	165,871	100.0%
Gross profit:
Prescription Pharmaceuticals	77,159	43.0%	45,443	30.7%
Consumer Health	17,385	68.3%	8,070	45.2%
Total gross profit	94,544	46.2%	53,513	32.3%
Operating expenses:
Selling, general and administrative expenses	65,056	31.8%	72,498	43.7%
Research and development expenses	9,811	4.8%	8,714	5.3%
Amortization of intangibles	6,142	3.0%	11,065	6.7%
Impairment of intangibles	—	—%	10,354	6.2%
Goodwill Impairment	267,923	130.9%	15,955	9.6%
Litigation rulings, settlements and contingencies	(7,470)	(3.6)%	410	0.2%
Operating (loss)	$(246,918)	(120.6)%	$(65,483)	(39.5)%
Non-operating expenses:
Amortization of deferred financing costs	(8,629)	(4.2)%	(1,304)	(0.8)%
Interest expense, net	(24,364)	(11.9)%	(14,327)	(8.6)%
Other non-operating(expense)/income, net	(261)	(0.1)%	353	0.2%
Total non-operating expenses	(33,254)	(16.2)%	(15,278)	(9.2)%
Net (loss) before income taxes	(280,172)	(136.9)%	(80,761)	(48.7)%
Income tax (benefit)/provision	(23,445)	(11.5)%	1,420	0.9%
Net (loss)	$(256,727)	(125.4)%	$(82,181)	(49.5)%

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Net revenue was $204.7 million for the three month period ended March 31, 2020, representing an increase of $38.8 million, or 23.4%, as compared to net revenue of $165.9 million for the three month period ended March 31, 2019. The increase in net revenue in the period was primarily due to increases of $23.0 million, $9.0 million, and $6.8 million in discontinued products revenue, organic revenue and new products, respectively. The $23.0 million increase in discontinued products revenue was driven by approximately $35.9 million of net revenue from a sale of remaining inventory of an
[50]

unapproved product that has since been discontinued. The $9.0 million increase in organic revenue was due to approximately $21.6 million, or 14.2% of favorable price variance primarily due to 2019 price increases on certain exclusive products partially offset by $12.5 million, or 8.2% in volume decline principally due to lower sales of Myorisan®.

The Prescription Pharmaceuticals segment revenue of $179.2 million for the three month period ended March 31, 2020, represented an increase of $31.2 million, or 21.1%, compared to revenue of $148.0 million for the three month period ended March 31, 2019.

The Consumer Health segment revenue of $25.4 million for the three month period ended March 31, 2020, represented an increase of $7.5 million, or 41.9%, compared to revenue of $17.9 million for three month period ended March 31, 2019. The $7.5 million increase was driven in part by strong consumer demand due to the COVID-19 pandemic.

The net revenue for the three month period ended March 31, 2020, of $204.7 million was net of adjustments totaling $224.7 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended March 31, 2020, were $156.3 million, or 36.4% of gross sales, compared to $205.4 million, or 44.8% of gross sales for the three month period ended March 31, 2019.  The $49.1 million decrease in chargeback expense was due to volume declines as well as decreases in wholesale acquisition cost of certain products in the current period as compared to prior year. Rebates, administrative fees and other expenses for the three month period ended March 31, 2020, were $52.8 million, or 12.3% of gross sales, compared to $64.3 million, or 14.0% of gross sales for three month period ended March 31, 2019. The $11.5 million decrease in rebates, administrative fees and other expenses was primarily due to lower failure to supply claims, decreases in contract prices and product mix.  Our product returns provision for the three month period ended March 31, 2020, was $4.3 million, or 1.0% of gross sales, compared to $11.9 million, or 2.6% of gross sales for the three month period ended March 31, 2019. Discounts and allowances were $9.3 million, or 2.2% of gross sales for the three month period ended March 31, 2020, compared to $9.0 million, or 2.0% of gross sales for the three month period ended March 31, 2019. Advertisement and promotion expenses were $2.0 million, or 0.5% of gross sales for the three month period ended March 31, 2020, compared to $2.2 million, or 0.5% of gross sales for the three month period ended March 31, 2019.

Gross profit for the quarter ended March 31, 2020, was $94.5 million, or 46.2% of net revenue, compared to $53.5 million, or 32.3% of net revenue, in the corresponding prior year quarter. The increase in the gross profit percentage was principally due to decreased costs associated with FDA compliance related improvement activities, favorable price and product mix, including the sale of an unapproved product that has since been discontinued.

Total operating expenses were $341.5 million in the three month period ended March 31, 2020, an increase of $222.5 million, or 187.0%, from the prior year quarter amount of $119.0 million. The $222.5 million increase was primarily driven by increase in goodwill impairments of $252.0 million, partially offset by decreases of $10.4 million, $7.4 million and $4.9 million in impairment of intangibles, selling, general and administrative (“SG&A”) and amortization of intangibles, respectively. The following is a discussion of the main drivers:

Goodwill impairments during the three month period ended March 31, 2020 were $267.9 million, an increase of $252.0 million, over the corresponding prior year quarter amount of $16.0 million. The $252.0 million increase in impairments were a result of significant deterioration in the price of the Company's common stock.

There were no impairments of intangible assets during the three month period ended March 31, 2020. Impairments of intangible assets were $10.4 million on one Product licensing rights in the corresponding prior year quarter.

SG&A expenses were $65.1 million in the three month period ended March 31, 2020, a decrease of $7.4 million, or 10.3%, from the prior year quarter amount of $72.5 million. The major drivers of the $7.4 million decrease were decreases of $10.1 million related to the India plant assets impairments, and $4.3 million in expenses related to the data integrity assessment projects which were partially offset by increases of $3.9 million related to legal and financial advisory fees and $3.5 million in employee cash retention awards.

Amortization of intangible assets were $6.1 million in the three month period ended March 31, 2020, a decrease of $4.9 million, or 44.5% over the prior year amount of $11.1 million. The primary driver of the $4.9 million decrease was a lower intangible asset base during the three month period ended March 31, 2020 compared to prior year quarter as a result of impairments.

Non-operating expenses were $33.3 million in the three month period ended March 31, 2020, an increase of $18.0 million, or 117.7%, from the comparative prior year period amount of $15.3 million. The $18.0 million increase was primarily driven
[51]

by $10.0 million increase in interest expense and $7.3 million increase in amortization of deferred financing cost both related to the standstill agreement and related amendments.

During the three month periods ended March 31, 2020 and 2019, the Company recorded income tax (benefit)/provision of $(23.4) million and $1.4 million, respectively, on (loss) before income taxes. The reason for the overall tax benefit during the three month period ended March 31, 2020, was the impact of a $(37.1) million net operating (loss) carryback benefit partially offset by $13.9 million of current year tax expense.

The Company reported a net loss of $256.7 million for the three month period ended March 31, 2020, or 125.4% of net revenue, compared to net loss of $82.2 million for the three month period ended March 31, 2019, or 49.5% of net revenue.

FINANCIAL CONDITION AND LIQUIDITY

Overview

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 26, 2020, the continuation of our business is dependent upon our ability to comply with the Second Amended Standstill Agreement and the Term Loan Agreement and conduct a successful Sale Process in accordance with certain milestones, which milestones depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement. As of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and the Toggle Event occurred. As a result, as of April 1, 2020, the alternative milestones for the Sale Process set forth in the Second Amended Standstill Agreement apply, which provide that, among other things, the Company shall commence the Chapter 11 Cases on or before May 1, 2020. The Company did not satisfy the milestone requirement to commence the Chapter 11 Cases on or before May 1, 2020 and continues to engage in discussions with the Standstill Lenders regarding the Sale Process and the Chapter 11 Cases. These factors, together with the Company's recurring losses from operations and net capital deficiency, create substantial doubt about the Company’s ability to continue as a going concern.

We require certain capital resources in order to operate our business.  Our primary sources of liquidity have historically been cash generated from operations and borrowings under our Term Loans.
Historically, our principal liquidity requirements have been to maintain and expand our business, pay principal and interest obligations on our Term Loans and other expenses, and for capital expenditures to upgrade, expand and improve our manufacturing facilities. Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities in the United States and Switzerland. Our cash obligations include the principal and interest payments due on our Term Loans (as described throughout this report). More recently, our liquidity requirements also include expenses related to FDA compliance related enhancements, interest and fees associated with the standstill agreement and related amendments, the Delaware Action and other litigation matters.
Cash and Cash Flows

As of March 31, 2020, we had cash and cash equivalents of $72.2 million, which was $72.6 million less than our cash and cash equivalents balance of $144.8 million as of December 31, 2019. This decrease in cash and cash equivalents was primarily driven by decreases of $61.4 million and $11.1 million in net operating cash inflows and net investing cash outflows, respectively. Our net working capital was $(494.7) million at March 31, 2020, compared to $(505.5) million at December 31, 2019. The negative net working capital for the period was primarily due to the classification of the Term loans as a current liability.

Operating Cash Flows

During the three month period ended March 31, 2020, net cash used in operating activities was $61.4 million. This negative operating cash flow was primarily driven by an increase in trade accounts receivable, a decrease in trade payables necessitated by our current financial condition and payment of retention bonuses for certain Company employees. During the three month period ended March 31, 2019, net cash used in operating activities was $30.5 million, driven by increases in trade accounts receivable, financial advisory fees and data integrity assessment projects.

Investing Cash Flows

[52]

Net cash used in investing activities during the three month period ended March 31, 2020, was approximately $11.1 million. Of this net amount, $11.5 million was used to acquire property, plant and equipment. We used approximately $10.1 million in investing activities during the three month period ended March 31, 2019, to acquire property, plant and equipment.

Financing Cash Flows

Financing activities used $0.1 million in the three month period ended March 31, 2020, consisting of $0.1 million for employee tax withholding related to vested RSUs. Financing activities used $0.5 million in the three month period ended March 31, 2019, consisting of $0.3 million for lease payments and $0.1 million for employee tax withholding related to vested RSUs.

Liquidity Considerations

The Second Amended Standstill Agreement, the Sale Process, the Toggle Event and the Chapter 11 Cases

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., the Company Loan Parties, entered into the Term Loan Agreement. The aggregate principal amount of the Term Loans was $1,045.0 million. As of March 31, 2020, outstanding debt under the Term Loan Agreement was $853.6 million. As of March 31, 2020, the Term Loan has a market price of $778 per $1,000 of principal amount. The Term Loans are scheduled to mature on April 16, 2021.
On May 6, 2019, the Company Loan Parties and certain Lenders entered into a Standstill Agreement and First Amendment (the “Original Standstill Agreement”) to the Term Loan Agreement. Pursuant to the terms of the Original Standstill Agreement, Akorn, Inc. was required to enter into a comprehensive amendment to the Term Loan Agreement (the “Comprehensive Amendment”). If Akorn, Inc. did not enter into a Comprehensive Amendment by December 13, 2019, or refinance or otherwise address the outstanding loans, an event of default would occur under the Term Loan Agreement.
On December 15, 2019, the Company Loan Parties entered into a First Amendment to Standstill Agreement and Second Amendment to Credit Agreement (the “First Amended Standstill Agreement”) with certain Lenders. Pursuant to the terms of the First Amended Standstill Agreement, the maximum duration of the “Standstill Period” was extended from December 13, 2019 to February 7, 2020.
On February 12, 2020, the Company Loan Parties entered into the Comprehensive Amendment in the form of the Second Amended Standstill Agreement with the Standstill Lenders. Pursuant to the terms of the Second Amended Standstill Agreement, the duration of the “Standstill Period” was extended from February 7, 2020, until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the loan agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement.
The Second Amended Standstill Agreement provides that, for the duration of the Extended Standstill Period, among other matters, neither the Administrative Agent nor the Lenders may (i) declare any Event of Default or (ii) otherwise seek to exercise any rights or remedies, in each case of clauses (i) and (ii) above, to the extent directly relating to any alleged Event of Default arising from any alleged breach of certain covenants, to the extent the facts and circumstances giving rise to any such breach have been (x) publicly disclosed by Akorn, Inc. or (y) disclosed in writing by Akorn, Inc. to private side Lenders or certain advisors to the Ad Hoc Group (collectively, the “Specified Matters”).
The Second Amended Standstill Agreement provides, among other matters, that:
•during the Extended Standstill Period:
◦Akorn, Inc. must deliver certain financial and other information to the Lenders or their advisors, including without limitation, monthly financial statements with agreed upon adjustment, monthly operational statistics broken down by facility, pipeline reporting, 13-week cash flow forecasts, weekly variance reports, certain valuation reports, weekly status updates with respect to the Sale Process (as defined below) and certain regulatory information, and participate in various update calls with the Lenders and their advisors (the “Affirmative Covenants and Milestones”); and
◦Akorn, Inc. and its subsidiaries are restricted, among other matters, from (i) consummating certain asset sales and investments, (ii) making certain restricted payments, (iii) engaging in sale and leaseback transactions, (iv) incurring certain liens and indebtedness, (v) reinvesting any proceeds received from certain asset sales and (vi) without the consent of the Required Lenders at such time, (A) designating any Restricted Subsidiary as an Unrestricted Subsidiary, or otherwise creating or forming any Unrestricted Subsidiary, (B) transferring any
[53]

assets of Akorn, Inc. or any of its Restricted Subsidiaries to any Unrestricted Subsidiary, except as otherwise permitted under the Term Loan Agreement (after giving effect to the Second Amended Standstill Agreement), and/or (C) releasing any existing Loan Guarantors or security interest granted under the Term Loan Agreement outside of the ordinary course of business (collectively, the “Negative Covenants”);
•Akorn, Inc. will market and conduct the Sale Process for substantially all of its assets in accordance with the milestones set forth in the Second Amended Standstill Agreement, which milestones will depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement;
•the Sale Process will be consummated on either an out-of-court or in-court basis (potentially through the filing of Chapter 11 Cases under the Bankruptcy Code in order to effectuate the Sale Process);
•if at any time during the Sale Process, no third party bids exist that are sufficient to pay all obligations under the Loan Agreement (taking into account available cash) there shall be a Toggle Event;
•the milestones with respect to the Sale Process include:
◦subject to the alternative milestones described below upon the occurrence of a Toggle Event:
•on or before March 27, 2020, binding bids in connection with the Sale Process shall be due;
•on or before April 5, 2020, Akorn, Inc. shall select a stalking horse bidder and commence the Chapter 11 Cases to effectuate the Sale Process; and
•thereafter, certain additional milestones shall be applicable during the Chapter 11 Cases;
◦upon the occurrence of a Toggle Event, the following alternative milestones will apply:
•on or before twenty-six (26) days after a Toggle Event, Akorn, Inc. and the Ad Hoc Group Advisors shall reach an agreement in principle with respect to a restructuring support agreement (“RSA”) (such agreement not to be unreasonably withheld, conditioned or delayed);
•on or before thirty (30) days after a Toggle Event, Akorn, Inc. shall commence the Chapter 11 Cases to consummate either (A) a sale transaction pursuant with the Lenders serving as a stalking horse, and entering into a stalking horse asset purchase agreement (the “Credit Bid APA”) in order to exercise their rights to credit bid under the Loan Documents or (B) a transaction backstopped by an executed RSA; and
•thereafter, certain additional milestones shall be applicable during the Chapter 11 Cases;
•To the extent either (i) a Toggle Event exists or (ii) Akorn, Inc. commences the Chapter 11 Cases without a stalking horse asset purchase agreement with a bid sufficient to pay all obligations under the Term Loan Agreement (taking into account available cash in the case of cash fee, debt free bids), Akorn, Inc. shall prepay, on a ratable basis, within five (5) days prior to the commencement of the Chapter 11 Cases all outstanding Loans under the Term Loan Agreement in an amount that, after giving effect to such prepayment, leaves Akorn, Inc.’s pro forma cash balance at an amount not to exceed $87.5 million.
•the following exit payments will be paid in cash to each Lender on a pro rata basis in connection with repayment of the Loans under the Term Loan Agreement:
◦if the Sale Process is approved by the Bankruptcy Court on or prior to July 15, 2020, then:
•if the Sale Process is consummated on or prior to July 15, 2020, 0.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 50 basis points); or
•if the Sale Process is consummated after July 15, 2020, 0.75% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 75 basis points); and
◦if the Sale Process is not approved by the Bankruptcy Court on or prior to July 15, 2020, then:
• if the Sale Process is consummated on or prior to August 15, 2020, 1.00% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 100 basis points); or
• if the Sale Process is consummated after August 15, 2020, 2.00% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 200 basis points);
◦upon the earlier to occur of (i) entry into the RSA, (ii) entry into the Credit Bid APA, and one day prior to Akorn, Inc. commencing the Chapter 11 Cases without a Stalking Horse APA, 2.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 250 basis points);
•if at any time during the Sale Process no third-party bids exist which are sufficient to pay all obligations (net of available cash), then from the occurrence of such date until the date of a Standstill Event of Default, the interest margin payable in cash shall be further increased by 2.5% to LIBOR plus 12.50%.
[54]

Subject to a five business day cure period (the “Cure Period”), Akorn, Inc.’s failure to comply with the Affirmative Covenants and Milestones (other than perfection of the Lenders’ security interests (the “Excluded Milestones”)) during the Standstill Period would permit the Required Lenders to terminate the Standstill Period and exercise any rights and remedies under the Term Loan Agreement with respect to the Specified Matters or a Standstill Event of Default. Akorn, Inc.’s failure to comply with the Negative Covenants and Excluded Milestones during the Standstill Period would permit the Required Lenders to terminate the Standstill Agreement and constitute an immediate Event of Default under the Term Loan Agreement. Akorn, Inc.’s failure to comply with any Affirmative Covenants and Milestones (subject to the Cure Period), the Excluded Milestones, Negative Covenants or other covenants in the Second Amended Standstill Agreement would also result in a further increase of the interest margins payable with respect to outstanding Loans by 0.50%, payable in kind.
In addition, Akorn, Inc. agreed (1) not to make any payments in respect of judgments or settlements of certain ongoing litigation matters without the prior written consent of the Required Lenders and (2) to make payment of fees and expenses to the advisors of Ad Hoc Group (collectively, the “Other Covenants”). The failure to comply with any of the Other Covenants would constitute an immediate Event of Default under the Term Loan Agreement.
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
As of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and a Toggle Event occurred.
Subsequent Events Related to the Toggle Event
As a result of the Toggle Event, pursuant to the Term Loan Agreement, the interest margin payable in cash under the Term Loan Agreement has increased to LIBOR plus 12.50% (provided that 0.75% of such rate shall be payable in kind by capitalizing and adding such amount to the outstanding principal balance of the loans on the applicable payment date). In addition, a default rate of 2.00% applies. The Lenders may also accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies. The Company is also obligated to prepay, on a ratable basis, all outstanding loans under the Term Loan Agreement in an amount that after giving effect to the prepayment, leaves the Company with a pro forma cash balance of not more than $87.5 million within five (5) days prior to the commencement of the Chapter 11 Cases.
As of April 1, 2020, the following alternative milestones apply under the Second Amended Standstill Agreement, unless otherwise agreed between the Company and the required lenders:
•on or before April 27, 2020, the Company and the Ad Hoc Group Advisors shall reach an agreement in principle with respect to an RSA;
•on or before May 1, 2020, the Company shall commence the Chapter 11 Cases to consummate either (A) a sale transaction pursuant to the Credit Bid APA in order to exercise their rights to credit bid under the Loan Documents or (B) a transaction backstopped by an executed RSA; and
•certain additional milestones shall be applicable during the Chapter 11 Cases.

The Company did not satisfy the milestone requirement to commence the Chapter 11 Cases on or before May 1, 2020 and continues to engage in discussions with the Standstill Lenders regarding the Sale Process and the Chapter 11 Cases.

Refer to Note 8 — Financing Arrangements for further detail of debt obligations as of and for the three months ended March 31, 2020.

CONTRACTUAL OBLIGATIONS

Except for changes to the Term Loans as a result of the Second Amended Standstill Agreement as described in —Financial Condition and Liquidity — Liquidity Considerations, Note 8 — Financing Arrangements —Term Loans and Note 18 —
[55]

Subsequent Events, there have been no material changes in the information reported under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Contractual Obligations in our Form 10-K for the fiscal year ended December 31, 2019.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 — Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Note 2 — Summary of Significant Accounting Policies of this Form 10-Q. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

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
[56]

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except for the Event of Default under the Term Loan Agreement described in Note 8 — Financing Arrangements—Term Loans and our cash and cash equivalent balances, there have been no material changes in the information reported under Part II, Item 7A — Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for the fiscal year ended December 31, 2019.

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

As of March 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the three month period ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
[57]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Note 11 — Commitments and Contingencies of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020:

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic could adversely affect the Company’s business, financial condition, and results of operations.

While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the quarter ended March 31, 2020, the pandemic had a negative effect on the capital markets and availability of funds for potential bidders in our sale process, and economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. Demand for the Company’s products has not been significantly altered by the impact of COVID-19 during the three month period ended March 31, 2020, but that could change depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that been imposed to date, and numerous other uncertainties. Such events may result in disruption to the sale process and interest of potential bidders as well as business and manufacturing disruption, interruptions to our research and development efforts, inventory shortages, delivery delays, and reduced demand and sales of our products, any of which could materially affect our business, financial condition, and results of operations.

The ability of the Company’s employees to work may be significantly impacted by the COVID-19 pandemic.

The ability of the Company’s employees to work may be significantly impacted by the COVID-19 pandemic. We have adopted a series of precautionary measures in an effort to protect our employees and mitigate the potential spread of COVID-19. The majority of our office and management personnel are working remotely, and some of our employees engaged in manufacturing, production and distribution facilities have been restricted by the Company and/or by governmental order from coming to work. At the same time, we have worked to continue our critical business functions and support uninterrupted access to our medicines. For example, we have instituted additional safety precautions, including increased sanitization of our facilities, to help protect the health and safety of our employees who work in our manufacturing facilities and laboratories, as they continue to manufacture and deliver important medicines for patients. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company prior to the pandemic may be elevated.

The Company cannot predict the impact of the COVID-19 pandemic on its customers, suppliers, vendors, and other business partners.

The Company cannot predict the impact of the COVID-19 pandemic on its customers, suppliers, vendors, and other business partners. We rely upon third parties for many aspects of our business, including the provision of goods and services related to the development, manufacture and distribution of our products. The COVID-19 pandemic’s potential effects on the third parties on which we rely could have a material and adverse effect on our business, financial condition and results of operations. For example, if the Company’s sales channels are substantially impaired for an extended period of time because of the COVID-19 pandemic, the Company’s sales may be materially reduced.

The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID-19 pandemic could significantly affect the Company’s operations in the second quarter and beyond. The Company is continuously monitoring its own operations and intends to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of its abilities, but there can be no assurances that the Company will be successful in
[58]

doing so. The Company will seek to minimize disruptions to its supply chain and distribution channels, but many circumstances will be beyond the Company’s control. Governmental action may further cause the Company to temporarily close its facilities and/or regional quarantines may result in labor shortages and work stoppages. The COVID-19 pandemic may continue to make it difficult or impossible for patients to visit their physicians’ offices to determine whether our medicines may be appropriate. As a result, the Company may experience a decline in the number of new patients starting our medicines, which could cause a negative impact on our revenues. All of these factors may have far reaching direct and indirect impacts on the Company’s business, operations, and financial results and condition. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments which cannot be predicted. Although the Company did not experience a material impact to its business operations during the quarter ended March 31, 2020 due to the COVID-19 pandemic, the pandemic had a negative effect on the capital markets and availability of funds for potential bidders in our sale process. The Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s sale process and any interest of potential bidders or future financial condition, operations, suppliers, and workforce.
[59]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None, except as disclosed elsewhere in this Quarterly Report on Form 10-Q and reported previously in a Current Report on Form 8-K by the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.
[60]

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

3.2	By-Laws of Akorn, Inc., as amended on April 24, 2017, incorporated by reference to Exhibit 3.1 to Akorn’s report on Form 10-Q filed by Akorn, Inc. on May 4, 2017.

3.3	Amendment No. 1 to Form T-3, Application for Qualification of Indenture Under the Trust Indenture Act of 1939, filed by Akorn on March 16, 2020.

4.1
Contingent Value Rights Agreement, dated as of April 1, 2020, between Akorn, Inc. and American Stock Transfer & Trust Company, LLC., incorporated by reference to Exhibit 4.1 to the report on Form 8-A12B filed by Akorn, Inc. on April 1, 2020.

10.1
SECOND AMENDMENT TO STANDSTILL AGREEMENT AND THIRD AMENDMENT TO LOAN AGREEMENT (this “Amendment”) is dated as of February 12, 2020, by and among AKORN, INC., a Louisiana corporation (the “Company”), the other Loan Parties under the Loan Agreement, incorporate by reference to Exhibit 10.1 to Akorn, Inc.'s Form 8-K filed on February 12, 2020.

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
[61]

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: May 11, 2020

[62]