Form 10-Q
period 2020-06-30
AKORN INC
filed 2020-08-07
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________   TO ____________

COMMISSION FILE NUMBER: 001-32360

AKORN, INC.
(Exact Name of Registrant as Specified in its Charter)

Louisiana		72-0717400
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)

1925 W. Field Court,	Suite 300
Lake Forest,	Illinois	60045
(Address of Principal Executive Offices)		(Zip Code)

(847) 279-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value(1)	AKRXQ(1)	(1)

(1) On June 9, 2020, the NASDAQ Stock Market filed a Form 25 with the Securities and Exchange Commission to delist the common stock, no par value, of Akorn, Inc. (the “common stock”) from the NASDAQ Global Select Market. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the Securities and Exchange Commission may determine, after filing of the Form 25. Following deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, the common stock shall remain registered under Section 12(g) of the Securities Exchange Act of 1934. Trading of Akorn’s common stock now occurs on the OTC Pink Market under the symbol “AKRXQ.”

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

[1]

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
At July 31, 2020, there were 133,407,696 shares of common stock, no par value, outstanding.
[2]

[3]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Certain prior-period amounts have been reclassified to conform to current-period presentation, including income taxes receivable and prepaid expenses and other current assets on the condensed consolidated balance sheets and condensed consolidated statements of cash flows.

AKORN, INC.
(Debtor-in-possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
[4]

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,130	$144,804
Trade accounts receivable, net	131,332	134,173
Inventories, net	185,181	170,047
Income taxes receivable	50,204	1,211
Prepaid expenses and other current assets	31,693	29,812
TOTAL CURRENT ASSETS	481,540	480,047
PROPERTY, PLANT AND EQUIPMENT, NET	281,682	295,533
OTHER LONG-TERM ASSETS
Goodwill	—	267,923
Intangible assets, net	203,107	215,801
Right-of-use assets, net - Operating leases	21,404	22,445
Other non-current assets	14,031	6,890
TOTAL OTHER LONG-TERM ASSETS	238,542	513,059
TOTAL ASSETS	$1,001,764	$1,288,639
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Trade accounts payable	$31,786	$44,958
Accrued royalties	1,968	5,956
Accrued compensation	20,438	13,005
Debtor-in-possession financing	30,000	—
Current portion of long-term debt (net of deferred financing costs)	855,246	843,328
Accrued administrative fees	23,612	31,725
Current portion of accrued legal fees and contingencies	4,364	23,673
Current portion of lease liability - Operating leases	132	2,290
Accrued expenses and other liabilities	22,466	20,652
TOTAL CURRENT LIABILITIES	990,012	985,587
LIABILITIES SUBJECT TO COMPROMISE	76,516	—
LONG-TERM LIABILITIES
Deferred tax liability	—	225
Uncertain tax liabilities	2,741	2,633
Long-term lease liability - Operating leases	269	22,021
Long-term portion of accrued legal fees and contingencies	—	33,000
Pension obligations and other liabilities	10,925	10,881
TOTAL LONG-TERM LIABILITIES	13,935	68,760
TOTAL LIABILITIES	1,080,463	1,054,347
SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $1 par value - 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019.	—	—
Common stock, no par value – 150,000,000 shares authorized; 133,407,696 and 126,145,832 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	607,565	595,521
(Accumulated deficit)	(659,327)	(333,938)
Accumulated other comprehensive (loss)	(26,937)	(27,291)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(78,699)	234,292
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,001,764	$1,288,639

[5]

 See notes to condensed consolidated financial statements.

AKORN, INC.
(Debtor-in-possession)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net	$120,310	$178,057	$325,003	$343,928
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	89,258	110,073	199,407	222,431
GROSS PROFIT	31,052	67,984	125,596	121,497

Selling, general and administrative expenses	70,921	61,042	135,977	133,540
Research and development expenses	9,457	9,495	19,268	18,209
Amortization of intangibles	6,152	9,950	12,294	21,015
Impairment of goodwill	—	—	267,923	15,955
Impairment of intangible assets	400	394	400	10,748
Litigation rulings, settlements and contingencies	—	74,469	(7,470)	74,879
TOTAL OPERATING EXPENSES	86,930	155,350	428,392	274,346

OPERATING (LOSS)	(55,878)	(87,366)	(302,796)	(152,849)
Amortization of deferred financing costs	—	(5,655)	(8,629)	(6,959)
Interest expense, net	(32,674)	(17,341)	(57,038)	(31,668)
Reorganization items, net	(5,809)	—	(5,809)	—
Other non-operating (expense) income, net	(65)	245	(326)	598
(LOSS) BEFORE INCOME TAXES	(94,426)	(110,117)	(374,598)	(190,878)
Income tax (benefit)/provision	(25,764)	1,482	(49,209)	2,902

NET (LOSS)	$(68,662)	$(111,599)	$(325,389)	$(193,780)
NET (LOSS) PER COMMON SHARE:
Net (Loss) per Common Share, basic and diluted	$(0.51)	$(0.89)	$(2.49)	$(1.54)

SHARES USED IN COMPUTING NET (LOSS) PER COMMON SHARE:
WEIGHTED AVERAGE BASIC AND DILUTED	133,423	126,043	130,535	125,806

COMPREHENSIVE (LOSS):
Net (loss)	$(68,662)	$(111,599)	$(325,389)	$(193,780)
Unrealized holding gain/(loss) on available-for-sale securities, net of tax of $(1) and $1 for the three month periods ended June 30, 2020 and 2019, and $(1) and $1 for the six month periods ended June 30, 2020 and 2019, respectively.	4	(3)	3	(3)
Foreign currency translation gain	646	1,380	122	956
Pension liability adjustment gain, net of tax of $(29) and $(48) for the three month periods ended June 30, 2020 and 2019, and $(58) and $(19) for the six month periods ended June 30, 2020 and 2019, respectively.	115	190	229	74
COMPREHENSIVE (LOSS)	$(67,897)	$(110,032)	$(325,035)	$(192,753)
See notes to condensed consolidated financial statements.
[6]

AKORN, INC.
(Debtor-in-possession)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2020 and 2019
(In Thousands)

	Shares	Common Stock	(Accumulated Deficit)	Other Comprehensive (Loss)	Total
BALANCES AT MARCH 31, 2020 (unaudited)	126,276	$598,873	$(590,665)	$(27,702)	$(19,494)
Consolidated net (loss)	—	—	(68,662)	—	(68,662)
Litigation shares issued	6,714	4,364	—	—	4,364
Compensation and share issuances related to restricted stock awards	492	3,570	—	—	3,570
Stock-based compensation expense - stock options	—	777	—	—	777
Foreign currency translation gain	—	—	—	646	646
Stock compensation plan withholdings for employee taxes	(74)	(19)	—	—	(19)
Unrealized holding gain on available-for-sale securities	—	—	—	4	4
Akorn AG pension liability adjustment	—	—	—	115	115
BALANCES AT JUNE 30, 2020 (unaudited)	133,408	$607,565	$(659,327)	$(26,937)	$(78,699)

	Shares	Common Stock	(Accumulated Deficit)	Other Comprehensive (Loss)	Total
BALANCES AT MARCH 31, 2019 (unaudited)	125,579	$579,157	$(189,349)	$(24,059)	365,749
Consolidated net (loss)	—	—	(111,599)	—	(111,599)
Employee stock purchase plan expense	—	269	—	—	269
Compensation and share issuances related to stock awards	583	3,879	—	—	3,879
Stock-based compensation expense - stock options	—	1,440	—	—	1,440
Foreign currency translation gain	—	—	—	1,380	1,380
Stock compensation plan withholdings for employee taxes	(54)	(153)	—	—	(153)
Unrealized holding (loss) on available-for-sale securities	—	—	—	(3)	(3)
Akorn AG pension liability adjustment	—	—	—	190	190
BALANCES AT JUNE 30, 2019 (unaudited)	126,108	$584,592	$(300,948)	$(22,492)	$261,152

See notes to condensed consolidated financial statements.

[7]

AKORN, INC.
(Debtor-in-possession)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 and 2019
(In Thousands)

	Shares	Common Stock	(Accumulated Deficit)	Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2019	126,146	$595,521	$(333,938)	$(27,291)	$234,292
Consolidated net (loss)	—	—	(325,389)	—	(325,389)
Litigation shares issued	6,714	4,364	—	—	4,364
Compensation and share issuances related to restricted stock awards	688	6,176	—	—	6,176
Stock-based compensation expense - stock options	—	1,602	—	—	1,602
Foreign currency translation gain	—	—	—	122	122
Stock compensation plan withholdings for employee taxes	(140)	(98)	—	—	(98)
Unrealized holding gain on available-for-sale securities	—	—	—	3	3
Akorn AG pension liability adjustment	—	—	—	229	229
BALANCES AT JUNE 30, 2020 (unaudited)	133,408	$607,565	$(659,327)	$(26,937)	$(78,699)

	Shares	Common Stock	(Accumulated Deficit)	Other Comprehensive (Loss)	Total
BALANCES AT DECEMBER 31, 2018	125,492	$574,553	$(107,168)	$(23,519)	443,866
Consolidated net (loss)	—	—	(193,780)	—	(193,780)
Compensation and share issuances related to restricted stock awards	704	6,989	—	—	6,989
Stock-based compensation expense - stock options	—	2,821	—	—	2,821
Foreign currency translation gain	—	—	—	956	956
Stock compensation plan withholdings for employee taxes	(88)	(269)	—	—	(269)
Unrealized holding (loss) on available-for-sale securities	—	—	—	(3)	(3)
Akorn AG pension liability adjustment	—	—	—	74	74
Employee stock purchase plan expense	—	498	—	—	498
BALANCES AT JUNE 30, 2019 (unaudited)	126,108	$584,592	$(300,948)	$(22,492)	$261,152

See notes to condensed consolidated financial statements
[8]

AKORN, INC.
(Debtor-in-possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
[9]

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net (loss)	$(325,389)	$(193,780)
Adjustments to reconcile consolidated net (loss) to net cash (used in) operating activities:
Depreciation and amortization	27,493	36,123
Amortization of debt financing costs	8,629	6,959
Debt financing costs (debtor-in-possession)	1,950	—
Impairment of intangible assets	400	10,748
Goodwill impairment	267,923	15,955
Fixed asset impairment and other	13,638	10,227
Non-cash stock compensation expense	7,778	10,308
Non-cash interest expense	3,289	913
Deferred income taxes, net	(225)	366
Other	(83)	(29)
Changes in operating assets and liabilities:
Other non-current assets	(7,347)	440
Trade accounts receivable	2,929	(19,496)
Inventories, net	(14,882)	11,186
Prepaid expenses and other current assets	(1,893)	4,985
Income taxes receivable	(48,993)	992
Trade accounts payable	(1,749)	2,078
Accrued legal fees and contingencies	(10,734)	68,662
Uncertain tax liabilities	108	2,526
Accrued expenses and other liabilities	6,099	1,526
NET CASH (USED IN) OPERATING ACTIVITIES	$(71,059)	$(29,311)
INVESTING ACTIVITIES:
Proceeds from disposal of assets	386	—
Payments for intangible assets	—	(87)
Purchases of property, plant and equipment	(18,944)	(16,863)
NET CASH (USED IN) INVESTING ACTIVITIES	$(18,558)	$(16,950)
FINANCING ACTIVITIES:
Stock compensation plan withholdings for employee taxes	(98)	(269)
Proceeds from borrowing (debtor-in-possession)	30,000	—
Debt financing costs (debtor-in-possession)	(1,950)	—
Lease payments	$(10)	$(338)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	$27,942	$(607)
Effect of exchange rate changes on cash and cash equivalents	(66)	141
(DECREASE) IN CASH AND CASH EQUIVALENTS	$(61,741)	$(46,727)
Cash, cash equivalents, and restricted cash at beginning of period	145,607	225,794
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$83,866	$179,067
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$56,216	$34,179
Common shares issued to settle shareholder litigation	$4,364	$—
Amount (received) for income taxes, net	$(65)	$(14,859)
Additional capital expenditures included in accounts payable	$2,698	$3,277
Standstill Agreement related non-cash interest	$3,289	$—
See notes to condensed consolidated financial statements.
[10]

AKORN, INC.
(Debtor-in-possession)
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

During the three and six month periods ended June 30, 2020 and 2019, the Company reported results for two reportable segments: Prescription Pharmaceuticals and Consumer Health. For further detail concerning our reportable segments please see Note 10 — Segment Information.

Our principal corporate office is located at 1925 West Field Court Suite 300, Lake Forest, Illinois 60045, with telephone number (847) 279-6100.

Chapter 11 Petitions: On May 20, 2020 (the “Petition Date”), Akorn, Inc. and its U.S. direct and indirect subsidiaries (together with the Akorn, Inc., the “Company Parties”) filed voluntary cases under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Akorn, Inc., et al. Each Company Party continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On June 3, 2020, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors.

On the Petition Date, the Company Parties filed a series of “first-day” motions with the Bankruptcy Court to facilitate the Company Parties’ transition into Chapter 11, including by allowing the Company Parties to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services essential to the Company Parties’ businesses. On May 22, 2020, the Bankruptcy Court approved the relief sought in these motions on an interim basis. On June 15, 2020, the Bankruptcy Court entered the final order approving the relief sought. For further detail, please see Note 18 — Voluntary Reorganization Under Chapter 11.

Nasdaq Delisting: On May 21, 2020, the Company received a notification letter from the listing qualifications department staff of the Nasdaq Stock Market (“Nasdaq”) indicating that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock would be delisted from Nasdaq. The Company did not appeal Nasdaq’s delisting determination. Accordingly, Nasdaq suspended trading of the Company’s common stock on June 1, 2020 and the Company’s common stock began being quoted on the Pink Open Market operated by OTC Markets Group Inc. under the symbol “AKRXQ”. On June 9, 2020, Nasdaq filed a Form 25-NSE with the SEC to notify the Company that its common stock was going to be delisted, and delisting became effective 10 days after the Form 25 was filed.

The COVID-19 Pandemic: The outbreak of a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has caused national and global economic and financial market disruptions. During the three and six month periods ended June 30, 2020, the COVID-19 pandemic had a material negative impact on the Company's consolidated net revenue and operating results due to significant disruption to
[11]

healthcare practices limiting patient access to treatments, particularly in the areas of ophthalmology and acute care. The Company cannot predict the duration or magnitude of the pandemic which may have a material adverse effect on the Company’s sale process under Chapter 11, future financial position, results of operations, and liquidity. The Company will continue to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends.

Akorn India Private Limited (“AIPL”): On June 17, 2020, Akorn, Inc. entered into a Share Purchase Agreement (the “SPA”) with WorldAkorn Pharma Mauritius (together with the Akorn, Inc., the “Sellers”), Akorn India Private Limited (“AIPL”) and Biological E. Limited (the “Purchaser”). Pursuant to the SPA, the Sellers have agreed to sell to the Purchaser 100% of the share capital of AIPL for $10.0 million in cash, subject to withholding taxes, if any, and adjustment for certain net working capital items, as specified in the SPA. AIPL owns a manufacturing plant in Paonta Sahib, Himachal Pradesh. In July 2020, the sale of Akorn, Inc.’s equity interests in AIPL was approved by the Bankruptcy Court. The Purchaser’s obligation to consummate the purchase is subject to the fulfillment of certain conditions precedent by the Sellers and AIPL.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and accordingly do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six month periods ended June 30, 2020, is not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2020.

Note 2 — Summary of Significant Accounting Policies

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned domestic and foreign subsidiaries. All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of AIPL and Akorn AG have been translated from Indian Rupees to U.S. Dollars and Swiss Francs to U.S. Dollars, respectively, based on the currency translation rates in effect during the period or as of the date of consolidation, as applicable. The Company is not involved with variable interest entities.

Bankruptcy Accounting: The Consolidated Financial Statements have been prepared as if we were a going concern and in accordance with Accounting Standards Codification Topic 852, Reorganizations (“ASC 852”). ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that are realized or incurred during the Chapter 11 Cases, including adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items” in the consolidated statements of comprehensive loss. In addition, prepetition obligations that may be impacted by the Chapter 11 Cases have been classified as “Liabilities subject to compromise” on the consolidated balance sheets at June 30, 2020. These liabilities may be settled for less depending on the claim amounts allowed by the Bankruptcy Court. For further detail concerning Liabilities subject to compromise and Reorganization items, net, please see Note 18 — Voluntary Reorganization Under Chapter 11.

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

Going Concern: The Company’s financial condition and the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of these financial statements. The accompanying condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern and contemplate the continuation of our operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. As a result of the Chapter 11 Cases, the realization of the debtors-in-possession's assets and the
[12]

satisfaction of liabilities are subject to significant uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business for amounts other than those reflected in the accompanying consolidated financial statements. Further, a Chapter 11 plan of reorganization is likely to materially change from the amounts and classifications of assets and liabilities reported in our condensed consolidated balance sheets as of June 30, 2020. As the progress of these plans and transactions is subject to approval of the Bankruptcy Court and therefore not within our control, successful reorganization and emergence from bankruptcy is not considered probable. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired, to be cash and cash equivalents. At June 30, 2020 and December 31, 2019, approximately $0.7 million and $0.8 million, respectively, of cash held by AIPL was restricted, and was reported within prepaid expenses and other current assets.

The following table sets forth the components of the Company’s cash, cash equivalents, and restricted cash as reported in the condensed consolidated statement of cash flows for the three month periods ended June 30, 2020 and 2019 (in thousands):

Cash, Cash Equivalents, and Restricted Cash	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$83,130	$178,264
Restricted cash	736	803
Total cash, cash equivalents, and restricted cash	$83,866	$179,067

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
[13]

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

For the three month period ended June 30, 2020, the Company incurred a chargeback provision of $121.5 million, or 40.4% of gross sales of $300.9 million, compared to $192.7 million, or 41.4% of gross sales of $466.0 million in the prior year period. The dollar decrease and percent decrease from the comparative period were due volume declines and product mix as well as decreases in wholesale acquisition cost of certain products.

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

To better understand the impact of changes in chargeback reserve based on circumstances that are not fully outside of the Company’s control, for instance, the ratio of sales subject to chargeback to indirect sales, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an 85 basis point (“BP”) change in the ratio of sales subject to chargeback to indirect sales would increase the chargeback reserve by $0.1 million or decrease the chargeback reserve by $0.3 million depending on the change in the direction of the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to chargeback to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe that the six month trend of the proportion of direct to indirect sales provides a representative basis for sensitivity analysis.

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
[14]

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

For the three month period ended June 30, 2020, the Company incurred rebates, administrative fees and others of $42.4 million, or 14.1% of gross sales of $300.9 million, compared to $78.0 million, or 16.7% of gross sales of $466.0 million in the prior year period. The dollar and percent decreases from the comparative period were primarily due volume declines, lower failure to supply claims, decreases in contract prices and product mix. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of contractual obligations, review of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter rebates, administrative fees and others rates include: changes in product pricing or contract pricing structures as a result of competitive market dynamics or negotiations with customers, changes in demand for specific products due to external factors such as competitor supply position or consumer preferences and customer shifts in buying patterns from direct to indirect through wholesalers, which could either individually or in aggregate increase or decrease the rebate rate depending on the direction and velocity of the change(s).

To better understand the impact of changes in reserves for rebates, administrative fees and others based on circumstances that are not fully outside the Company’s control, for instance, the proportion of direct to indirect sales subject to rebates, administrative fees and others, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an 85 BP change in the ratio of sales subject to rebates, administrative fees and others to indirect sales would increase the reserve for rebates, administrative fees and others by thirteen thousand dollars or decrease the same reserve by forty thousand dollars depending on the direction of the change in the ratio. Fundamentally, the BP change calculation is determined based on the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales. Due to the competitive generic pharmaceutical industry and our experience with wholesalers’ strategy and shifts in contracted and non-contracted indirect sales, we believe the six month trend of the average ratio of sales subject to rebates, administrative fees and others to indirect sales provides a representative basis for sensitivity analysis.

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

For the three month period ended June 30, 2020, the Company incurred a return provision of $8.0 million, or 2.7% of gross sales of $300.9 million, compared to $5.5 million, or 1.2% of gross sales of $466.0 million in the prior year period. The increase in product returns for the three month period ended June 30, 2020, as compared to the same period in 2019, was primarily due to higher returns processed. The Company ensures that this rate as a percent of gross sales is reasonable through inspection of historical trends and evaluation of recent activity. Furthermore, other events that could materially alter return rates such as consumer demand shifts by products, which could either increase or decrease the return rate depending on the product or products specifically demanded and ultimately returned.

To better understand the impact of changes in return reserve based on certain circumstances, the Company performs a sensitivity analysis. Holding all other assumptions constant, for an average 0.54 months change in the lag from the time of sale to the time the product return is processed, this change would result in an increase of $0.7 million or decrease of $0.8 million in return reserve expense if the lag increases or decreases, respectively. The average 0.54 months change in the lag from the time of sale to the time the product return is processed was determined based on the difference between the high and low lag time for the past six month historical activities. This sensitivity analysis is a change from the three month period ended June 30, 2019, which was determined based on the average variances for the last twelve months of returns activity. The prior method was needed to give a measurable variance to calculate a sensitivity. Due to the change in the volume and type of products sold by the Company in the recent past, we have determined that the lag calculation provides a reasonable basis for sensitivity analysis.

[15]

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

Inventories: Inventories are stated at the lower of cost and net realizable value (“NRV”) (see Note 5 — Inventories, Net). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its NRV. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow-moving based upon recent sales activity or other factors. The Company also analyzes its raw material and component inventory for slow-moving items and NRV.

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
[16]

Long-Lived Asset Impairments: Property, plant and equipment and amortizable intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value. There are a number of uncertain factors or events that exist which may result in a future triggering events and require an additional interim impairment analysis that could result in material non-cash impairment charges.

Leases: The Company leases real and personal property in the normal course of business under various operating leases and other insignificant finance leases, including non-cancelable and month-to-month agreements. Our leases have initial lease terms of one to ten years, some of which include options to extend and/or terminate the lease. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. Certain leases have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less (“Short-term leases”) are not recorded on the condensed consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term. Right-of-use (“ROU”) assets, net represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The operating lease ROU assets also include any lease prepayments and are reduced by any lease incentives. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When the lease agreement does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. See Note 16 — Leasing Arrangements for more information.

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

[17]

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$83,130	$83,130	$—	$—

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$144,804	$144,804	$—	$—

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
[18]

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

As of June 30, 2020, there were approximately 1.9 million stock options and thirty thousand four hundred forty-two RSU shares outstanding under the 2014 Plan.

Under the Omnibus Plan, there were approximately 2.7 million stock option award shares, 3.8 million RSU shares and 0.9 million PSU shares outstanding as of June 30, 2020. As of June 30, 2020, approximately 3.6 million shares remained available for future award grants under the Omnibus Plan.

Also outstanding as of June 30, 2020, were inducement awards consisting of 0.4 million stock option award shares, 0.4 million RSU shares and 0.2 million PSU shares granted under Nasdaq Listing Rule 5635(c)(4). Such shares were granted outside of the Omnibus Plan, but are otherwise subject to the terms and conditions of the Omnibus Plan.

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

The Company uses the single-award method for allocating compensation cost related to stock options to each period. The following table sets forth the components of the Company’s share-based compensation expense for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$777	$1,440	$1,602	$2,821
Employee stock purchase plan	—	269	—	498
Restricted stock units and Performance share units	3,570	3,879	6,176	6,989
Total stock-based compensation expense	$4,347	$5,588	$7,778	$10,308

Stock Option Awards

From time to time, the Company has granted stock option awards to certain employees, executives and directors. The stock option awards generally vest 25% per year on each of the first four anniversaries of the grant date. Set forth in the following table are the weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the
[19]

Company's equity compensation plans during the three and six month periods ended June 30, 2020 and 2019, respectively, along with the weighted-average grant date fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	—%	52%	59.96%	57%
Expected life (in years)	0.0	6.2	6.3	6.2
Risk-free interest rate	—%	2.3%	0.96%	2.4%
Dividend yield	—	—	—	—
Weighted-average grant date fair value per stock option	$—	$2.34	$0.59	$2.37
Forfeiture rate	—%	8.0%	8%	8%

The table below sets forth a summary of stock option activity within the Company’s stock-based compensation plans for the six month period ended June 30, 2020:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2019	5,204	$14.33	6.8	$—
Granted	85	1.05
Exercised	—	—
Forfeited	(367)	17.41
Outstanding at June 30, 2020	4,922	$13.87	6.5	$—
Exercisable at June 30, 2020	2,413	$22.90	4.4	$—

(1) The Aggregate Intrinsic Value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. There were no in-the-money options as of June 30, 2020. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and the timing and volume of option grants, exercises and forfeitures.

Restricted Stock Unit Awards

From time to time, the Company has granted RSUs to certain employees, executives and directors. Historically, the majority of RSU grants to employees and executives have been issued from the 2014 Plan or the Omnibus Plan (together, the “LTIPs”), which allow for annual grants of RSUs to all eligible employees and executives. The RSU awards generally vest 25% per year on each of the first four anniversaries of the grant date or 50% per year on each of the first two anniversaries of the grant date.

Set forth below is a summary of unvested RSU activity during the six month period ended June 30, 2020:

	Number of Units (in thousands)	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2019	5,074	$7.07
Granted	48	$1.05
Vested	(688)	$11.70
Forfeited	(249)	$8.92
Unvested at June 30, 2020	4,185	$6.13

[20]

During the three and six month periods ended June 30, 2020, approximately 0.5 million and 0.7 million RSU shares vested and were released, generating tax-deductible expenses totaling $0.1 million and $0.4 million, respectively. During the three and six month periods ended June 30, 2019, approximately 0.3 million and 0.6 million RSU shares vested and were released, generating tax-deductible expenses totaling $0.9 million and $1.8 million, respectively.

Performance Share Unit Awards

During the three and six month periods ended June 30, 2020, no PSU award shares were granted by the Company. For the three and six month periods ended June 30, 2019, zero and 1.2 million PSU award shares were granted, respectively, by the Company. As of June 30, 2020, 1.2 million PSU award shares were outstanding. Of this total, 1.0 million vest two years after grant with vesting level contingent upon meeting various performance conditions, while the remaining 0.2 million vest four years after grant with vesting level contingent on various market conditions. No PSU awards were granted by the Company prior to 2019.

Set forth below is a summary of unvested PSU activity during the six month period ended June 30, 2020:

	Total Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Performance Conditions	Weighted Average Grant Date Fair Value per Unit	Vesting Based on Market Conditions	Weighted Average Grant Date Fair Value per Unit
Unvested at December 31, 2019	1,218	$—	964	$4.06	254	$3.73
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(47)	4.06	(47)	4.06	—	—
Unvested at June 30, 2020	1,171	$3.99	917	$4.06	254	$3.73

Set forth below is a summary of the valuation inputs for PSUs granted with vesting subject to market conditions during the six month periods ended June 30, 2020 and 2019.

Valuation Inputs for PSUs with Vesting Subject to Market Conditions:	Six Months Ended June 30,
	2020	2019
PSUs Issued (units in thousands)	—	254
Risk Free Rate	—%	2.6%
Volatility	—%	55.1%
Dividend	—%	—%
Valuation per Share	$—	$3.73
Total Fair Value (in thousands)	$—	$947

Expected Term	0 years	4 years

Forfeiture Rate Assumed	—%	8.0%

LTIP Cash Awards

In May 2019, the Company awarded $9.7 million in cash-based awards to certain non-executive employees in lieu of the customary RSUs as part of its 2019 LTIP grants. The cash awards are equivalent to the value of RSUs that would have been granted under the previous program design, and vest over two years and are paid in two equal installments after each of the first two anniversaries of the grant date. During the three month periods ended June 30, 2020 and 2019, the Company recorded $1.0 million and $0.7 million, respectively, of expense net of forfeitures, related to the cash-based LTIP awards granted in May 2019. During the six month periods ended June 30, 2020 and 2019, the Company recorded expense of $2.1 million and $0.7 million, respectively, related to these awards.
[21]

Retention Awards

As a result of the Company’s on-going sale process earlier in the fiscal year, on February 4, 2020, the compensation committee of the Board of Directors recommended, and the Board approved, retention programs for the Company’s executive officers and all other U.S. salaried exempt employees for 2020. A total aggregate of approximately $39.4 million was approved for payment under the retention programs for the Company’s U.S. salaried exempt employees for 2020. As of June 30, 2020, $7.0 million and $6.7 million was recorded in prepaid expense and other current assets and accrued compensation, respectively, in the condensed consolidated balance sheets related to this program.

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

During the six month period ended June 30, 2020, the Company exited the market for an unapproved product. Prior to exiting, the Company sold its remaining inventory. Akorn applied the five step model in accordance with ASC 606 and determined that $35.9 million of revenue should be recognized which is significantly less than the contractual price of the contract. The Company determined that variable consideration included in the transaction price should be significantly constrained to reflect uncertainties related to the estimated implicit price concessions, product returns from the right to return products at any time, and product demand. Significant inputs used in determining these estimates include the number of units already in the channel, remaining shelf life of product, and competition from approved product. As a result of these uncertainties and possible outcomes, the Company used the expected value method and determined the revenue that should be recognized based on the sum of probability-weighted amounts. The Company has not reflected the total contractual price of this contract within gross revenue due to the significant uncertainty associated with collecting the full amount. The net amount recognized by the Company of $35.9 million represents an estimate of the amount that is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainties are resolved. The Company will continue to re-evaluate circumstances in future periods and adjust its estimate as required which may result in material changes to our financial statements in future periods.

[22]

Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Gross accounts receivable (1)	$248,938	$258,173
Less reserves for:
Chargebacks	(40,093)	(40,498)
Rebates	(36,717)	(42,515)
Product returns	(33,049)	(33,127)
Discounts and allowances	(5,810)	(5,816)
Advertising and promotions	(1,672)	(1,508)
Doubtful accounts	(265)	(536)
Trade accounts receivable, net	$131,332	$134,173

(1) As it relates to the market exit and sale of the unapproved product discussed above, gross accounts receivable reflects only the portion of the contractual price that is probable such that a significant reversal in the cumulative amount of revenue recognized will not occur, less any amounts collected as of June 30, 2020.

For the three and six month periods ended June 30, 2020 and 2019, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross sales (1)	$300,880	$466,009	$730,256	$924,649
Less adjustments for:
Chargebacks (2)	(121,453)	(192,717)	(277,728)	(398,111)
Rebates, administrative and other fees (3)	(42,358)	(77,969)	(95,202)	(142,233)
Product returns (4)	(8,025)	(5,471)	(12,284)	(17,373)
Discounts and allowances	(6,087)	(9,025)	(15,365)	(18,075)
Advertising, promotions and others	(2,647)	(2,770)	(4,674)	(4,929)
Revenues, net	$120,310	$178,057	$325,003	$343,928

(1) As it relates to the market exit and sale of an unapproved product discussed above, gross sales for the six months ended June 30, 2020, reflect only the portion of the contractual price that is probable that a significant reversal in the cumulative amount of revenue recognized will not occur.

(2) The decrease in chargebacks for the three and six month periods ended June 30, 2020, as compared to the same periods in 2019 was due to volume declines and product mix as well as decreases in wholesale acquisition cost of certain products.

(3) The decrease in rebates, administrative fees and other expenses for the three and six month periods ended June 30, 2020, compared to the same periods in 2019 was primarily due to volume declines, lower failure to supply claims, decreases in contract prices and product mix.

(4) The increase in product returns for the three month period ended June 30, 2020, as compared to the same period in 2019, was primarily due to higher returns processed. The decrease in product returns for the six month period ended June 30, 2020, as compared to the same period in 2019, was primarily due to the unfavorable outcome on disputed returns claims processed in 2019 that were related 2018 sales.

Note 5 — Inventories, Net

[23]

The components of inventories are as follows (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$97,605	$85,700
Work in process	10,205	10,614
Raw materials and supplies	77,371	73,733
Inventories, net	$185,181	$170,047

The Company maintains an allowance for excess and obsolete inventory, as well as inventory for which its cost is in excess of its net realizable value. Inventory reserves were $39.4 million and $48.6 million, at June 30, 2020 and December 31, 2019, respectively.

Note 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Land and land improvements	$16,520	$17,701
Buildings and leasehold improvements	136,944	136,044
Furniture and equipment	264,601	258,933
Sub-total	418,065	412,678
Accumulated depreciation	(192,663)	(177,312)
Property, plant and equipment in service, net	$225,402	$235,366
Construction in progress	56,280	60,167
Property, plant and equipment, net	$281,682	$295,533

At June 30, 2020 and December 31, 2019, property, plant and equipment, net of $64.4 million and $72.5 million, respectively, was located outside the United States.

At June 30, 2020, the Company had $56.3 million of assets under construction which consisted primarily of manufacturing facility expansion and improvement projects. Depreciation will begin on these assets once they are placed into service. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable.

During the six month periods ended June 30, 2020 and 2019, the Company recorded $13.6 million and $9.0 million, respectively, in impairment related to the Company's exit of Akorn India Private Limited (AIPL) – See Note 1 – Business and Basis of Presentation. As of June 30, 2020, the remaining net book value of AIPL was $9.5 million, of which $5.9 million is related to property, plant and equipment, net.

The Company recorded depreciation expense of $7.5 million and $7.4 million during the three month periods ended June 30, 2020 and 2019, respectively, and $15.2 million and $15.1 million during the six month periods ended June 30, 2020 and 2019, respectively.

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
As of June 30, 2020 and 2019, accumulated amortization of intangible assets was $215.4 million and $233.8 million, respectively. The Company recorded amortization expense of $6.2 million and $10.0 million during the three month periods ended June 30, 2020 and 2019, respectively and $12.3 million and $21.0 million during the six month periods ended June 30,
[24]

2020 and 2019, respectively. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.
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

During the three month period ended June 30, 2020, one IPR&D project was impaired due to changes in estimates for market conditions, resulting in an impairment expense of $0.4 million, while no IPR&D projects were impaired during the comparative prior year period. Additionally, during the three month period ended June 30, 2020, no product licensing rights were impaired, compared to impairment of $0.4 million related to one product licensing right during the comparative prior year period.
During the six month period ended June 30, 2020, one IPR&D project was impaired, resulting in an impairment expense of $0.4 million, while during the six month period ended June 30, 2019 there were no IPR&D projects impaired. Additionally, during the six month period ended June 30, 2020, no product licensing rights were impaired, compared to impairments of $10.7 million expenses on two product licensing rights due to competition during the comparative prior year period.
Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. In its annual goodwill impairment analysis, the Company uses widely accepted valuation techniques to determine the fair value of its reporting units. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company also models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on sales and gross profit of each reporting unit as a percent of the total company results. During the first quarter of 2019, as a result of the Company's decision to explore strategic alternatives to exit AIPL, the Company performed impairment testing and recorded a full goodwill impairment of $16.0 million of its AIPL reporting unit. During the first quarter of 2020, the Company entered an immediate Event of Default under the Term Loan Agreement for not having any bids in the Sale Process (defined below) sufficient to pay all obligations under the Term Loan Agreement. This Event of Default triggered alternative milestones that, among other things, required the Company to commence the Chapter 11 Cases. These events created significant uncertainty in our business that caused a significant decline in our enterprise value and resulted in the full impairment of $267.9 million of goodwill.

The following table provides a summary of the activity in goodwill by segment for the six month period ended June 30, 2020 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2019	$16,717	$251,206	$267,923
Currency translation adjustments	—	—	—
Acquisitions	—	—	—
Impairments	(16,717)	(251,206)	(267,923)
Dispositions	—	—	—
Balances at June 30, 2020	$—	$—	$—

[25]

The following table sets forth the major categories of the Company’s intangible assets as of June 30, 2020 and December 31, 2019, and the weighted average remaining amortization period as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Reclassifications	Impairment	Net Carrying Amount	Weighted Average Remaining Amortization Period (years)
June 30, 2020
Product licensing rights	$388,491	$(199,006)	$—	$—	$189,485	9.1
IPR&D	4,200	—	—	(400)	3,800	N/A - Indefinite lived
Trademarks	16,000	(7,695)	—	—	8,305	17.1
Customer relationships	4,225	(2,708)	—	—	1,517	5.8
Other intangibles	6,000	(6,000)	—	—	—	0.0
	$418,916	$(215,409)	$—	$(400)	$203,107

December 31, 2019
Product licensing rights	$472,041	$(187,306)	$—	$(83,550)	$201,185	9.5
IPR&D	4,400	—	—	(200)	4,200	N/A - Indefinite lived
Trademarks	16,000	(7,231)	—	—	8,769	17.2
Customer relationships	4,225	(2,578)	—	—	1,647	6.3
Other intangibles	6,000	(6,000)	—	—	—	0.0
	$502,666	$(203,115)	$—	$(83,750)	$215,801

Note 8 — Financing Arrangements

Term Loans and the Second Amended Standstill Agreement

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., Akorn, Inc. and certain of its subsidiaries (the “Company Loan Parties”) entered into the Term Loan Agreement, dated as of April 17, 2014 (as amended, restated, supplemented or otherwise modified, the “Term Loan Agreement” and the loans outstanding thereunder, the “Term Loans” or “Term Loan”) with the lenders thereunder (the “Lenders”) and Wilmington Savings Fund Society, FSB, in its capacity as successor administrative agent (the “Administrative Agent”). The aggregate principal amount of the Term Loans was $1,045.0 million. As of June 30, 2020, outstanding debt under the Term Loan Agreement was $855.2 million. As of June 30, 2020, the Term Loan has a market price of $958 per $1,000 of principal amount. The Term Loans were scheduled to mature on April 16, 2021.

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
[26]

Agreement, the duration of the “Standstill Period” was extended from February 7, 2020, until the earliest of the delivery of a notice of termination of the Standstill Period by the Standstill Lenders upon the occurrence of a default under the loan agreement, or a breach of, or non-compliance with certain provisions of the Second Amended Standstill Agreement.
The Second Amended Standstill Agreement provided that, for the duration of the Extended Standstill Period, among other matters, neither the Administrative Agent nor the Lenders may (i) declare any Event of Default or (ii) otherwise seek to exercise any rights or remedies, in each case of clauses (i) and (ii) above, to the extent directly relating to any alleged Event of Default arising from any alleged breach of certain covenants, to the extent the facts and circumstances giving rise to any such breach have been (x) publicly disclosed by Akorn, Inc. or (y) disclosed in writing by Akorn, Inc. to private side Lenders or certain advisors to the Ad Hoc Group (collectively, the “Specified Matters”).

The Second Amended Standstill Agreement provides, among other matters, that:
•Akorn, Inc. will market and conduct a sale process (the “Sale Process”) for substantially all of its assets in accordance with the milestones set forth in the Second Amended Standstill Agreement, which milestones will depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement;
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
•the milestones with respect to the Sale Process include:
◦subject to the alternative milestones described below upon the occurrence of a Toggle Event:
•on or before March 27, 2020, binding bids in connection with the Sale Process were due;
•on or before April 5, 2020, Akorn, Inc. was to select a stalking horse bidder and commence the Chapter 11 Cases to effectuate the Sale Process; and
•thereafter, certain additional milestones during the Chapter 11 Cases;
◦upon the occurrence of a Toggle Event, the application of the following alternative milestones:
▪on or before twenty-six (26) days after a Toggle Event, Akorn, Inc. and the Ad Hoc Group Advisors (as defined in the Second Amended Standstill Agreement) were to reach an agreement in principle with respect to a restructuring support agreement (“RSA”) (such agreement not to be unreasonably withheld, conditioned or delayed);
▪on or before thirty (30) days after a Toggle Event, Akorn, Inc. were to commence the Chapter 11 Cases to consummate either (A) a sale transaction pursuant with the Lenders serving as a stalking horse, and entering into a stalking horse asset purchase agreement (the “Credit Bid APA”) in order to exercise their rights to credit bid under the Loan Documents or (B) a transaction backstopped by an executed RSA; and
▪thereafter, certain additional milestones during the Chapter 11 Cases;
•to the extent either (i) a Toggle Event existed or (ii) Akorn, Inc. commenced the Chapter 11 Cases without a stalking horse asset purchase agreement with a bid sufficient to pay all obligations under the Term Loan Agreement (taking into account available cash in the case of cash fee, debt free bids), Akorn, Inc. would be required to prepay, on a ratable basis, within five (5) days prior to the commencement of the Chapter 11 Cases, all outstanding Loans under the Term Loan Agreement in an amount that, after giving effect to such prepayment, would have left the Company’s pro forma cash balance at an amount not to exceed $87.5 million;
•the following exit payments are to be paid in cash to each Lender on a pro rata basis in connection with repayment of the Loans under the Term Loan Agreement:
◦if the Sale Process had been approved by the Bankruptcy Court on or prior to July 15, 2020, then:
▪if the Sale Process had been consummated on or prior to July 15, 2020, 0.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 50 basis points); or
▪if the Sale Process had been consummated after July 15, 2020, 0.75% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 75 basis points); and
◦ if the Sale Process had not been approved by the Bankruptcy Court on or prior to July 15, 2020, then:
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
[27]

•if at any time during the Sale Process no third-party bids exist which are sufficient to pay all obligations (net of available cash), then from the occurrence of such date until the date of a Standstill Event of Default, the interest margin payable in cash shall be further increased by 2.50% to LIBOR plus 12.50%.

Subject to a five business day cure period (the “Cure Period”), the Loan Parties’ failure to comply with the Affirmative Covenants and Milestones (other than perfection of the Lenders’ security interests (the “Excluded Milestones”)) during the Standstill Period would permit the Required Lenders to terminate the Standstill Period and exercise any rights and remedies under the Term Loan Agreement with respect to the Specified Matters or a Standstill Event of Default. The Loan Parties’ failure to comply with the Negative Covenants and Excluded Milestones during the Standstill Period would permit the Required Lenders to terminate the Standstill Agreement and constitute an immediate Event of Default under the Term Loan Agreement. Akorn, Inc.’s failure to comply with any Affirmative Covenants and Milestones (subject to the Cure Period), the Excluded Milestones, Negative Covenants or other covenants in the Second Amended Standstill Agreement would also result in a further increase of the interest margins payable with respect to outstanding Loans by 0.50%, payable in kind.

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

As of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and an immediate Event of Default under the Term Loan Agreement and a Toggle Event occurred. As a result, pursuant to the Term Loan Agreement, the interest margin payable in cash under the Term Loan Agreement has increased to LIBOR plus 12.50% (provided that 0.75% of such rate shall be payable in kind by capitalizing and adding such amount to the outstanding principal balance of the loans on the applicable payment date). In addition, a default rate of 2.00% applies. The Lenders may also accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies. The Company was also obligated to prepay, on a ratable basis, all outstanding loans under the Term Loan Agreement in an amount that after giving effect to the prepayment, left the Company with a pro forma cash balance of not more than $87.5 million within five (5) days prior to the commencement of the Chapter 11 Cases. Additionally, as of April 1, 2020, the alternative milestones for the Sale Process set forth in the Second Amended Standstill Agreement took effect, requiring that the Company commence the Chapter 11 Cases on or before May 1, 2020. On May 20, 2020, the Company Parties filed voluntary Chapter 11 Cases.

The filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the Term Loan Agreement. The Term Loan Agreement provides that as a result of the Chapter 11 Cases, the principal and interest due thereunder became immediately due and payable.

For information on the Chapter 11 Cases, see Note 18 — Voluntary Reorganization Under Chapter 11 and for information about the effect of the automatic stay, including on actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property, see Note 11 — Commitments and Contingencies — Effect of Automatic Stay upon filing under Chapter 11 of the Bankruptcy Code.

As of June 30, 2020, the $855.2 million outstanding principal amount of the Term Loans includes $23.3 million in fees and capitalized interest related to the Original Standstill Agreement and the Second Amended Standstill Agreement.

During the six month period ended June 30, 2020, the Company amortized the remaining $8.6 million of the $12.3 million in deferred financing costs incurred upon entering into the Original Standstill Agreement. During the three and six months ended June 30, 2019, the Company amortized $5.6 million and $6.9 million of Term Loans-related deferred financing costs.

The Company's effective interest rates for the three and six month periods ended June 30, 2020, were 15.5% and 13.7% respectively. As a result of the Toggle Event, as of April 1, 2020, the Company’s interest margin increased by a total of 4.50%, with a 2.00% increase resulting from default under the Term Loan Agreement and a 2.50% increase resulting from the Toggle Event.

For the three month periods ended June 30, 2020 and 2019, the Company recorded interest expense of $33.5 million and $18.9 million, respectively, in relation to the Term Loans, while for the six month periods ended June 30, 2020 and 2019, the
Company recorded interest expense of $59.2 million and $35.6 million, respectively, in relation to the Term Loans. The increase in interest expense is related to higher interest rates, primarily due to the Original Standstill Agreement, the First Amended Standstill Agreement and the Second Amended Standstill Agreement.
[28]

Debtor-In-Possession Financing

On May 22, 2020, the Company Parties entered into the Senior Secured Super-Priority Term Loan Debtor-in-Possession Loan Agreement (the “DIP Credit Agreement”) with the lenders party thereto (the “DIP Lenders”), and Wilmington Savings Fund Society, FSB, as the administrative agent, setting forth the terms and conditions of a $30.0 million debtor-in-possession financing facility (the “DIP Facility”). On May 22, 2020, the Bankruptcy Court granted the motion to approve the use of cash collateral and the DIP Facility on an interim basis (the “Interim DIP Order”). Within seven days of such approval, $10.0 million was available to the Company Parties. On June 15, 2020, the Bankruptcy Court entered a final order approving the DIP Facility (the “Final DIP Order”), pursuant to which the full $30.0 million became available to the Company Parties, subject to certain conditions.

The Company Parties’ obligations under the DIP Credit Agreement are secured by a security interest in and lien upon substantially all of their existing and after-acquired property. The use of cash collateral and the proceeds of the loans made under the DIP Credit Agreement (the “DIP Loans”) are to be used only in connection with an approved budget (adjusted for agreed variances), for the purposes of: (i) paying related transaction costs, fees and expenses with respect to the DIP Facility, (ii) making adequate protection payments (if any), and (iii) providing working capital, and for other general corporate purposes of the Company Parties and their subsidiaries, and to pay administration costs of the Chapter 11 Cases and claims or amounts approved by the Bankruptcy Court in accordance with an approved budget (adjusted for agreed variances). The first $10.0 million became funded into an escrow account within three business days of the date on which the Interim DIP Order was entered and became available to the Company Parties to withdraw seven business days after the date on which the Interim DIP Order was entered. The remainder became available to the Company Parties to withdraw from the escrow account upon the entry of the Final DIP Order.

The maturity date of the DIP Credit Agreement will be the earliest of (a) November 20, 2020; (b) the date on which the obligations under the DIP Loans become due and payable, whether by acceleration or otherwise, (c) the effective date of a Chapter 11 plan of liquidation or reorganization in the Chapter 11 Cases, (d) the date of consummation of the Sale under Section 363 of the Bankruptcy Code, (e) the first business day on which the Interim DIP Order expires by its terms or is terminated, unless the Final DIP Order has been entered and become effective prior thereto, (f) conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code or any Company Party filing a motion or other pleading seeking the conversion of the Chapter 11 Cases to Chapter 7 of the Bankruptcy Code unless otherwise consented to in writing by the DIP Lenders in accordance with the DIP Credit Agreement, (g) dismissal of any of the Chapter 11 Cases, unless otherwise consented to in writing by the DIP Lenders in accordance with the DIP Credit Agreement, and (h) the date on which the Final DIP Order is vacated, terminated, rescinded, revoked, declared null and void or otherwise ceases to be in full force and effect, unless consented to by the Lenders in accordance with the DIP Credit Agreement.

The DIP Credit Agreement contains usual and customary affirmative and negative covenants and events of default for transactions of this type. In addition, the Company is required to maintain a minimum level of liquidity consistent with an approved budget.

As of June 30, 2020, the outstanding principal amount of the DIP Loans was $30.0 million. The proceeds received by the Company from the DIP Loans were net of $2.0 million in fees related to the DIP Credit Agreement. The $2.0 million in fees was expensed as incurred and included within the Reorganization items, net on the Company's condensed consolidated statements of comprehensive (loss) for three and six month periods ended June 30, 2020.

The Company's effective interest rate under the DIP Loans for the three month period ended June 30, 2020, was 10.50%.

For both the three and six month periods ended June 30, 2020, the Company recorded interest expense of $0.3 million in relation to the DIP Loans.

Debt Maturities Schedule

Aggregate cumulative maturities of debt obligations as of June 30, 2020, are:

(In thousands)	2020	2021(1)
Maturities of debt - Term Loans		$855,246
Maturities of debt - DIP	$30,000
[29]

(1) The Term loans were scheduled to mature on April 16, 2021, however, the Company has filed for Chapter 11 protection as of May 20, 2020.

Note 9 — Earnings Per Share

Basic net (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, and (ii) unvested RSUs and PSUs.

A reconciliation of the (loss) per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss)	$(68,662)	$(111,599)	$(325,389)	$(193,780)
Net (Loss) per Common Share:
Net (Loss) per Common Share, Basic and Diluted	$(0.51)	$(0.89)	$(2.49)	$(1.54)
Shares used in Computing Net (Loss) per Common Share:
Weighted average basic and diluted shares outstanding	133,423	126,043	130,535	125,806

Shares subject to stock options omitted from the calculation of (loss) per common share as their effect would have been anti-dilutive	4,950	4,880	5,011	4,401
Shares subject to unvested RSUs and PSUs omitted from the calculation of (loss) per common share as their effect would have been anti-dilutive	5,095	2,062	5,297	1,920

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

[30]

Selected financial information by reportable segment is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net:
Prescription Pharmaceuticals	$104,424	$158,379	$283,668	$306,394
Consumer Health	15,886	19,678	41,335	37,534
Total revenues, net	120,310	178,057	325,003	343,928

Gross Profit:
Prescription Pharmaceuticals	21,247	59,785	98,407	105,228
Consumer Health	9,805	8,199	27,189	16,269
Total gross profit	31,052	67,984	125,596	121,497

Operating expenses	86,930	155,350	428,392	274,346

OPERATING (LOSS)	(55,878)	(87,366)	(302,796)	(152,849)

Other expenses, net	(38,548)	(22,751)	(71,802)	(38,029)

(Loss) before income taxes	$(94,426)	$(110,117)	$(374,598)	$(190,878)

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

The following table sets forth the Company’s net revenues by geographic region for the three and six month periods ended June 30, 2020 and 2019. The Domestic region represents sales within the United States of America and its territories while the Foreign region represents sales within all other countries and territories (dollar amounts in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Region	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Domestic	$119,212	99.1%	$174,109	97.8%	$321,045	98.8%	$338,243	98.3%
Foreign	1,098	0.9%	3,948	2.2%	3,958	1.2%	5,685	1.7%
Total Revenues	$120,310	100.0%	$178,057	100.0%	$325,003	100.0%	$343,928	100.0%

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
[31]

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

Year ending December 31,	Milestone Payments
2020	$1,999
2021	1,873
2022	285
2023	250
Total	$4,407

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
[32]

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
[33]

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

On March 2, 2020, the parties to the Securities Class Action Litigation filed a joint motion to set the Final Approval Hearing for March 10 or 12, 2020, or at the Court’s earliest possible convenience thereafter, in light of the contemplation of commencement of a Chapter 11 filing on or about April 5, 2020.

[34]

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

As discussed above, between November 9, 2019, and November 11, 2019, plaintiffs Twin Master Fund, Ltd., Manikay Master Fund, LP, Fir Tree Value Master Fund, L.P., Magnetar Constellation Fund II-PRA LP and AQR Funds, and their respective affiliated entities, delivered requests for exclusion from the Securities Class Action Litigation settlement.

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
[35]

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

On May 20, 2020, Akorn filed a voluntary petition for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Proceeding”). On May 22, 2020, Akorn filed in the Opt-Out Actions a Notice of Suggestion on Pendency of Bankruptcy, giving notice that, among other things, all claims against Akorn initiated prior to the Bankruptcy Proceeding were automatically stayed pursuant to 362(a) of the Bankruptcy Code.

On May 26, 2020, the Court in the Opt-Out Actions entered a minute order acknowledging the automatic stay of the Opt-Out Actions insofar as they assert claims against Akorn. The minute order provided that the Opt-Out Actions are not stayed insofar as they assert claims against any other defendant.

On June 8, 2020, plaintiffs and the individual defendants in the Opt-Out Actions filed a joint status report seeking a stay of proceedings while the parties pursued settlement discussions. On June 9, 2020, following a status conference, the Court entered a minute order staying proceedings other than settlement efforts until July 7, 2020. On July 6, 2020, the plaintiffs and individual defendants in the Opt-Out Actions filed a joint status report seeking an extension of the stay pending further settlement efforts. On July 7, 2020, following a status conference, the Court extended the stay to August 21, 2020, and set a status conference for that date.

The legal matters discussed above and others could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial. The Company records accruals for these contingencies to the extent that they conclude that a loss is both probable and reasonably estimable.

In 2019, the Company recorded a $43.0 million charge and corresponding liability as of December 31, 2019, associated with the settlement agreement related to the Securities Class Action Litigation. As described further above under “In re Akorn, Inc. Data Integrity Securities Litigation”, the charge and corresponding liability was expected to be settled through issuances of Company common stock and the contingent value rights. Accordingly, long-term portion of accrued legal fees and contingencies as of December 31, 2019, included a $30.0 million liability with respect to an estimate of the contingent cash payments under the contingent value rights.

On March 13, 2020, the court approved the settlement agreement resulting in the issuance of 6.7 million shares valued at $4.4 million settled on April 1, 2020 and the obligation to issue additional shares of Company common stock that are released as a result of the expiration of out of the money options through December 2024 of $1.2 million. In addition to the Company's
[36]

common stock and the contingent value rights of $30.0 million, $27.5 million in insurance proceeds from the Company’s D&O insurance policies were remitted by the Company’s D&O insurers to the plaintiffs in the Securities Class Action Litigation in connection with the settlement. Such settlement only required the Company to use its best efforts to cause the D&O insurers to make such payments, and did not impose any obligation upon the Company to make any such payment out of its own funds. Accordingly, this amount from insurance was not included within the $31.2 million liability as of June 30, 2020. The liability decreased by $10.0 million from year end 2019 due to settlement of 6.7 million shares valued as of December 31, 2019 and $1.8 million decline of the fair value of out of the money options between December 31, 2019 and the court approved settlement date. As a result of the Company filing for Chapter 11 protection on May 20, 2020, the $31.2 million is now being reported within the “Liabilities Subject to Compromise” line of its condensed consolidated balance sheets.

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

Effect of Automatic Stay upon filing under Chapter 11 of the Bankruptcy Code

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Note 12 — Customer, Supplier and Product Concentration

Customer Concentration

In the three and six month periods ended June 30, 2020 and 2019, a significant portion of the Company’s gross and net revenues reported were to three large wholesale drug distributors, and a significant portion of the Company’s accounts receivable as of June 30, 2020 and December 31, 2019, were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) collectively referred to herein as the “Big 3 Wholesalers”, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Aside from these three wholesale drug distributors, only one other individual customer accounted for 10% or more of gross sales and net revenue for the three and six month periods ended June 30, 2020.

If sales to the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. The Company is subject to credit risk from its accounts receivable, heavily weighted to the Big 3 Wholesalers, but as of and for the three month periods ended June 30, 2020 and December 31, 2019, the Company has not experienced significant losses with respect to collection of these gross accounts receivable balances.

[37]

The following table sets forth the percentage of the Company's gross accounts receivable disaggregated by major customers as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Disaggregation of gross A/R by major customers	Gross Accounts Receivable	Gross Accounts Receivable %	Gross Accounts Receivable	Gross Accounts Receivable %
Amerisource	$43,054	17.3%	$56,945	22.0%
Cardinal	28,880	11.6%	40,158	15.6%
McKesson	109,753	44.1%	118,258	45.8%
Combined Total	181,687	73.0%	215,361	83.4%
All Others	67,251	27.0%	42,812	16.6%
Grand Total	$248,938	100.0%	$258,173	100.0%

The following table sets forth the percentage of the Company’s gross sales disaggregated by major customers for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Disaggregation of gross sales by major customers	Gross Sales	Gross Sales %	Gross Sales	Gross Sales %	Gross Sales	Gross Sales %	Gross Sales	Gross Sales %
Amerisource	$56,102	18.6%	$105,971	22.7%	$132,098	18.1%	$185,296	20.0%
Cardinal	50,192	16.7%	100,318	21.5%	117,233	16.1%	214,359	23.2%
McKesson	139,205	46.3%	183,436	39.4%	309,749	42.4%	374,812	40.6%
Combined Total	245,499	81.6%	389,725	83.6%	559,080	76.6%	774,467	83.8%
All Others	55,381	18.4%	76,284	16.4%	171,176	23.4%	150,182	16.2%
Grand Total	$300,880	100.0%	$466,009	100.0%	$730,256	100.0%	$924,649	100.0%

The following table sets forth the Company’s net revenues disaggregated by major customers for the three and six month periods ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Disaggregation of net revenues by major customers	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %	Net Revenue	Net Revenue %
Amerisource	$22,475	18.7%	$40,275	22.6%	$55,193	17.0%	$70,371	20.5%
Cardinal	19,789	16.4%	28,337	15.9%	45,178	13.9%	58,098	16.9%
McKesson	29,438	24.5%	40,743	22.9%	72,491	22.3%	78,495	22.8%
Combined Total	71,702	59.6%	109,355	61.4%	172,862	53.2%	206,964	60.2%
All Others	48,608	40.4%	68,702	38.6%	152,141	46.8%	136,964	39.8%
Grand Total	$120,310	100.0%	$178,057	100.0%	$325,003	100.0%	$343,928	100.0%
[38]

Sales to the Big 3 Wholesalers primarily represent purchases of products in the Prescription Pharmaceuticals segment and generate the majority of the Prescription Pharmaceuticals segment revenue. The Prescription Pharmaceuticals segment revenue represented 86.8% and 88.9% of the consolidated net revenue for three month periods ended June 30, 2020 and 2019, respectively, while during the six month periods ended June 30, 2020 and 2019 the Prescription Pharmaceuticals segment revenue represented 87.3% and 89.1% of the consolidated net revenue, respectively. Chain pharmacies are the major customers in the Consumer Health segment. For more information, see Note 10 — Segment Information.

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

No individual supplier represented 10% or more of the Company’s purchases in the three and six month periods ended June 30, 2020 or 2019.

Product Concentration

In the three month periods ended June 30, 2020 and 2019, none of the Company's products represented 10% or more of its total net revenue, while during the six month period ended June 30, 2020, one unapproved product, that has since been discontinued, represented approximately 11% of total net revenue and none above 10% during the comparative prior year period. The Company attempts to minimize the risk associated with product concentration by continuing to develop and acquire new products to add to its existing product portfolio.

Note 13 — Income Taxes

In connection with the bankruptcy filing, the Company’s tax attributes may be subject to reduction under the Internal Revenue Code, but the effect cannot be determined as of the date of these condensed financial statements.

The following table sets forth information about the Company’s income tax (benefit) provision for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) before income taxes	$(94,426)	$(110,117)	$(374,598)	$(190,878)
Income tax (benefit)/provision	(25,764)	1,482	(49,209)	2,902
Net (loss)	$(68,662)	$(111,599)	$(325,389)	$(193,780)

Income tax as a percentage of (loss) before income taxes	27.3%	(1.3)%	13.1%	(1.5)%

[39]

During the three month periods ended June 30, 2020 and 2019, the Company recorded income tax (benefit)/provision of $(25.8) million and $1.5 million, respectively, on (loss) before income taxes. The reason for the overall tax benefit during the three month period ended June 30, 2020, was principally due to the reversal of the $(13.9) million of current year tax expense booked in the first quarter (described below) and additional $(12.1) million tax benefit recognized in 2020 as a result of the loss carryback provision of the CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to provide relief to taxpayers due to the COVID-19 pandemic. Among other things, this law change allows companies to carryback tax net operating (losses) generated during 2018 – 2020. In the quarter ended March 31, 2020, the company recorded a $37.1 million receivable for the 2018 and 2019 tax years. The $37.1 million was updated to $36.8 million as of June 30, 2020. Additionally, $12.1 million income taxes receivable was recorded as a result of the current year tax loss. Therefore, the principal balance of the tax receivable, due to the recognition of tax losses from the CARES act, is $48.9 million as of June 30, 2020. The Company will continue to monitor the impact of the CARES Act as additional guidance is released and evaluate how these provisions in the CARES Act impact our financial position, results of operations and cash flows.

During the quarter ended March 31, 2020, the Company had an unfavorable difference between book and taxable income related to revenue recognition. In connection with the sale of an unapproved product that has since been discontinued (see Note 4 - Accounts Receivable, Sales and Allowances), a significant refund liability was recorded for GAAP purposes that was not deductible for tax purposes. During the quarter ended June 30, 2020, the Company executed a contract amendment with the customer which modified the payment terms. The amendment resulted in a change to the tax treatment for the sale and recognize revenue as it is realized for tax purposes. The Company used the discrete method to calculate the quarterly provision due to its inability to reliably estimate annual ordinary income (loss).

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and believes that it is not more likely than not that the deferred tax assets in the U.S., India, and Switzerland will be realized. Accordingly, the Company has recorded a full valuation allowance against U.S., India, and Switzerland deferred tax assets. The Company has a valuation allowance of $110.5 million against its deferred tax assets as of June 30, 2020.

In accordance with ASC 740-10-25, Income Taxes - Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax (benefits) on $2.4 million related to uncertain tax positions as of June 30, 2020.  If recognized, $2.4 million of the above positions would impact the Company’s effective rate. The Company accounts for interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2020, the Company had accrued no penalties and a total of $0.3 million of interest.

Note 14 – Related Party Transactions

In 2020 and 2019, the Company obtained legal services from Polsinelli PC, a firm for which the spouse of the Company’s Executive Vice President, General Counsel and Secretary is a shareholder. During the three month periods ended June 30, 2020 and 2019, the Company obtained legal services totaling $0.6 million and $1.8 million, respectively. During the six month periods ended June 30, 2020 and 2019, the Company obtained legal services totaling $2.2 million and $3.3 million, respectively, of which $0.2 million and $1.2 million was payable as of June 30, 2020 and 2019, respectively.

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

[40]

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

[41]

The following table sets forth the Company’s lease cost components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,169	$1,261	$2,343	$2,413
Amortization of finance lease assets	5	3	10	49
Interest on finance lease liabilities	1	1	1	8
Short-term lease cost	29	16	70	27
Variable lease cost	398	793	874	793
Sublease income	(6)	(6)	(24)	(6)
Total lease cost(1)(2)	$1,596	$2,068	$3,274	$3,284

(1) Of the total lease cost of $1.6 million and $2.1 million during the three months ended June 30, 2020 and 2019, respectively, $0.8 million and $1.1 million was included within selling, general and administrative expenses, $0.4 million and $0.4 million was including within cost of sales, and $0.4 million and $0.5 million was included in research and development expenses in the condensed consolidated statement of comprehensive (loss), respectively.

(2) Of the total lease cost of $3.3 million during the six months ended June 30, 2020 and 2019, $1.7 million was included within selling, general and administrative expenses, $0.8 million was included within cost of sales, and $0.8 million was included in research and development expenses in the condensed consolidated statement of comprehensive (loss).

The following table sets forth the Company’s supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,379	$2,363
Operating cash flows from finance leases	1	8
Financing cash flows from finance leases	10	338

	Six Months Ended June 30,
	2020	2019
Right-of-use assets, net obtained in exchange for new lease obligations:
Operating leases	110	23,695
Finance leases	$—	$71
[42]

The following table sets forth the Company’s supplemental balance sheet information related to leases (in thousands):

	June 30, 2020	December 31, 2019
Right-of-use assets, net:
Operating leases, gross	$24,560	$24,564
Accumulated reduction	(3,156)	(2,119)
Operating leases, net	$21,404	$22,445
Finance leases (included in “Other non-current assets”), gross	73	72
Accumulated depreciation	(31)	(21)
Finance leases (included in “Other non-current assets”), net	$42	$51
Total Right-of-use assets, net	$21,446	$22,496

Lease liabilities:
Current portion of Operating lease liability (1)	$2,481	$2,290
Long-term Operating lease liability (2)	20,753	22,021
Total Operating lease liability	$23,234	$24,311
Current portion of Finance lease (included in “Accrued expenses and other liabilities”) liability	$21	$20
Long-term Finance lease (included in “Pension obligations and other liabilities”) liability	24	34
Total Finance lease liability	$45	$54
Total Lease liabilities	$23,279	$24,365

(1) $2.3 million of the Current portion of Operating lease liability was included in the liabilities subject to compromise in the condensed consolidated balance sheets as of June 30, 2020.

(2) $20.5 million of the Long-term portion of Operating lease liability was included in the liabilities subject to compromise in the condensed consolidated balance sheets as of June 30, 2020.

The following table sets forth the Company’s weighted-average lease terms and discount rates (lease term in years):

	June 30, 2020	June 30, 2019
Weighted-average remaining lease terms:
Operating leases	8.0 years	8.7 years
Finance leases	2.1 years	3.1 years

Weighted-average discount rates:
Operating leases	10.0%	10.0%
Finance leases	5.5%	5.5%

[43]

The following table sets forth the Company’s scheduled maturities of lease liabilities as of June 30, 2020, (in thousands):

Year ending December 31,	Operating leases	Finance leases
2020	$2,267	$12
2021	4,819	23
2022	4,538	13
2023	3,879	—
2024	3,560	—
2025 and beyond	15,345	—
Total lease payments(1)	$34,408	$48
Less: Imputed interest	$(11,174)	$(3)
Total lease liabilities	$23,234	$45

(1) Under ASC 842, the Company is required to take into consideration contractual lease renewal options that are reasonably assured to be exercised when determining the lease liability.  As of June 30, 2020, the Company has approximately $11.4 million of reasonably assured renewal option payments included in the total lease payments.

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

The following table sets forth the components of net periodic cost for our pension plan:

Components of net periodic benefit cost	($ in thousands)		($ in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$839	$629	$1,675	$1,261
Interest cost	23	61	45	122
Expected return on plan assets	(167)	(174)	(337)	(349)
Amortization of:
Prior service (benefit)	(5)	(5)	$(10)	(10)
Net actuarial loss	141	48	$287	97
Participant contributions	(214)	(193)	$(427)	(387)
Net periodic benefit cost	$617	$366	$1,233	$734

The Company contributed approximately $1.0 million for the six month period ended June 30, 2020, and expects to contribute a total of approximately $1.7 million to the pension plan in 2020.

[44]

Akorn's 401(k) Program

All U.S. full-time Akorn employees are eligible to participate in the Company’s 401(k) plan, the Smart Choice! Akorn Inc. 401(k) Retirement Plan. The Company matches employee contributions to 50% of the first 6% of an employee's eligible compensation.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service. During the three month periods ended June 30, 2020 and 2019, plan-related expenses totaled approximately $1.1 million and $0.7 million, respectively. During the six month periods ended June 30, 2020 and 2019, plan-related expenses totaled approximately $1.7 million and $1.5 million, respectively. The Company's matching contribution is funded on a current basis.

Note 18 — Voluntary Reorganization Under Chapter 11

Chapter 11 Cases

On the Petition Date, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Akorn, Inc., et al. Each Company Party continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On June 3, 2020, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors.

On the Petition Date, the Company Parties filed a series of “first-day” motions with the Bankruptcy Court to facilitate the Company Parties’ transition into Chapter 11, including by allowing the Company Parties to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services essential to the Company Parties’ businesses. On May 22, 2020, the Bankruptcy Court approved the relief sought in these motions on an interim basis. On June 15, 2020, the Bankruptcy Court entered the final order approving the relief sought.

Restructuring Support Agreement

In contemplation of the Chapter 11 Cases, on the Petition Date, the Company Parties entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with certain lenders (the “Consenting Term Lenders”) holding more than 75% in principal amount of the outstanding term loans under the Term Loan Agreement.

The Restructuring Support Agreement provides that the Consenting Term Lenders will support certain transactions (the “Transactions”) in pursuit of the Sale (as defined below) and confirmation of a Chapter 11 Plan contemplated by the plan term sheet attached to and incorporated into the Restructuring Support Agreement (the “Plan”) on the terms set forth in the Restructuring Support Agreement.

The Restructuring Support Agreement contemplates, among other things:

•that the Sale will be conducted pursuant to the bidding procedures attached to and incorporated into the Restructuring Support Agreement (as amended, modified, waived or supplemented, the “Bidding Procedures”), which Bidding Procedures were approved by the Bankruptcy Court on June 15, 2020;

•that the Sale will be conducted as follows:

◦in the event that the Buyer (as defined below) is the Successful Bidder (as defined in the Bidding Procedures), on the terms set forth in the Stalking Horse APA (as defined below), pursuant to which the full amount of indebtedness under the Term Loan Agreement shall be credit bid, or

◦in the event that a Qualified Bidder (as defined in the Bidding Procedures) other than the Stalking Horse Bidder is the Successful Bidder, on the terms of the purchase agreement for the Successful Bidder as approved by the Bankruptcy Court; and

•commitments by the Consenting Term Lenders to provide the debtor-in-possession financing pursuant to the terms and conditions set forth in the DIP Credit Agreement (described below).

[45]

In accordance with the Restructuring Support Agreement, the Consenting Term Lenders agreed, among other things, to: (i) vote in favor of the Plan, including supporting all of the debtor and third-party releases, injunctions, discharge and exculpation provisions provided in the Plan; (ii) use commercially reasonable effort to support the Transactions and take all reasonable actions necessary to implement and consummate the Transactions in accordance with the terms, conditions, and applicable deadlines set forth in the Restructuring Support Agreement, the Plan and the Bidding Procedures, as applicable; (iii) direct the Term Loan Agent (or any designated subagent) to credit bid up to the full amount of indebtedness under the Term Loan Agreement and otherwise facilitate the Transactions contemplated by the Restructuring Support Agreement and the Stalking Horse APA; and (iv) negotiate in good faith the applicable Definitive Documents (as defined in the Restructuring Support Agreement) and use their commercially reasonable efforts to agree to the form and substance of such Definitive Documents consistent with the terms of the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to: (i) use commercially reasonable efforts to (a) pursue the Transactions on the terms and in accordance with the milestones set forth in the Restructuring Support Agreement, and (b) cooperate with the Consenting Term Lenders to obtain necessary Court approval of the Definitive Documents to consummate the Transactions; (ii) not take any action, and not encourage any other person or entity to, take any action, directly or indirectly, that would reasonably be expected to, breach or be inconsistent with this Agreement, or take any other action, directly or indirectly, that would reasonably be expected to interfere with the acceptance or implementation of the Transactions, this Agreement, the Sale, or the Plan; (iii) use commercially reasonable efforts to obtain any and all required regulatory and/or third-party approvals for the Transactions; (iv) negotiate in good faith and use commercially reasonable efforts to execute and deliver the Definitive Documents and any other required agreements to effectuate and consummate the Transactions as contemplated by this Agreement; and (v) use commercially reasonable efforts to seek additional support for the Transactions from their other material stakeholders to the extent reasonably prudent.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to the filing, approval, confirmation and effectiveness of the Plan, entry of orders relating to the DIP Facility and the closing of the Sale.

Stalking Horse APA

The Company Parties entered into an asset purchase agreement (the “Stalking Horse APA”), dated as of May 20, 2020, with certain of the Company’s existing lenders (collectively, the “Buyer”), pursuant to which the Buyer has agreed to purchase, subject to the terms and conditions contained therein, substantially all of the assets of the Company Parties (the “Sale”). Each of the Company Parties is a debtor in the Chapter 11 Cases. The Stalking Horse APA, subject to an auction to solicit higher or otherwise better bids, was approved by the Bankruptcy Court on June 15, 2020. The Bankruptcy Court also approved the Buyer as the “stalking horse” bidder.

Under the terms of the Stalking Horse APA, the Buyer has agreed, absent any higher or otherwise better bid, to acquire substantially all of the assets of the Sellers for aggregate consideration comprising (i) the assumption of certain liabilities, (ii) the credit bid of 100% of the Lenders’ pre-petition claims under the Term Loan Agreement, which amount shall be satisfied by discharging all of the Lenders’ pre-petition claims pursuant to section 363(k) of the Bankruptcy Code, and (iii) an amount in cash equal to the amount set forth in the Wind-Down Budget included as an exhibit to the Stalking Horse APA.

Pursuant to the Stalking Horse APA, if the Company Parties receive any bids that are higher or otherwise better, the Company Parties will conduct an auction no later than eighty-two days after the Petition Date. As the stalking horse bidder, the Buyer’s offer to purchase substantially all of the assets of the Sellers, set forth in the Stalking Horse APA, serves as the minimum or floor bid on which the Company Parties, their creditors, suppliers, vendors, and other bidders may rely. Other interested bidders were permitted to participate in the auction if they submitted qualifying offers that were higher or otherwise better than the stalking horse bid.

Pursuant to the Bidding Procedures approved by the Bankruptcy Court, the bids for the Sale were due 5:00 p.m. (prevailing Eastern Time), on August 3, 2020. No qualified and actionable bids were received by the deadline. As a result, the auction was cancelled. The hearing to approve the Sale is scheduled to take place on August 20, 2020.

Debtor-In-Possession Financing

On May 22, 2020, the Company Parties entered into the DIP Credit Agreement with the DIP Lenders, and Wilmington Savings Fund Society, FSB, as the administrative agent, setting forth the terms and conditions of a $30.0 million debtor-in-possession financing facility (the “DIP Facility”). On May 22, 2020, the Bankruptcy Court granted the motion to approve the Interim DIP Order. Within seven days of such approval, $10.0 million became available to the Company Parties. On June 15,
[46]

2020, the Bankruptcy Court entered the Final DIP Order, pursuant to which the full $30.0 million became available to the Company Parties, subject to certain conditions.

For information on the DIP Facility, see Note 8 — Financing Arrangements.

Nasdaq Delisting

On May 21, 2020, the Company received a notification letter from the listing qualifications department staff of Nasdaq indicating that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock would be delisted from Nasdaq. The Company did not appeal Nasdaq’s delisting determination. Accordingly, Nasdaq suspended trading of the Company’s common stock on June 1, 2020. On June 1, 2020, after Company’s common stock was suspended by Nasdaq, it began being quoted on the Pink Open Market operated by OTC Markets Group Inc. under the symbol “AKRXQ”. On June 9, 2020, Nasdaq filed a Form 25-NSE with the SEC to notify the Company that its common stock was going to be delisted, and delisting became effective 10 days after the Form 25 was filed.

Going Concern

The Company’s financial condition and the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of these financial statements. The accompanying condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern and contemplate the continuation of our operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. As a result of the Chapter 11 Cases, the realization of the debtors-in-possession's assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business for amounts other than those reflected in the accompanying consolidated financial statements. Further, a Chapter 11 plan of reorganization is likely to materially change from the amounts and classifications of assets and liabilities reported in our condensed consolidated balance sheets as of June 30, 2020. As the progress of these plans and transactions is subject to approval of the Bankruptcy Court and therefore not within our control, successful reorganization and emergence from bankruptcy is not considered probable. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to prepetition obligations which may be affected by the Chapter 11 Cases. These amounts represent the Company’s current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases. The Company has reviewed prepetition obligations giving consideration to the Chapter 11 motions approved by the Bankruptcy Court and other obligations based on whether they were secured or unsecured to determine the amounts to include within liabilities subject to compromise as shown in the table below. Differences between the liabilities the Company has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material.

[47]

The following table summarizes the components of liabilities subject to compromise included in the Company's condensed consolidated balance sheets as of June 30, 2020, (in thousands):

June 30, 2020
Debt subject to compromise:
Trade accounts payable	$(7,893)
Accrued royalties	(8,169)
Accrued compensation	(45)
Current portion of accrued legal fees and contingencies	(6,051)
Current portion of lease liability - Operating leases	(2,349)
Accrued expenses and other liabilities	(366)
Long-term lease liability - Operating leases	(20,483)
Long-term portion of accrued legal fees and contingencies	(31,160)
Liabilities subject to compromise	$(76,516)

Costs of Reorganization

The Company has incurred and will continue to incur significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results. Reorganization items represent costs directly associated with the Chapter 11 Cases since the Petition Date. Such costs include professional fees (incurred subsequent to the commencement of the Chapter 11 Cases) and DIP Credit Agreement financing fee. In accordance with ASC 852, any incremental expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are recorded under Reorganization items.

The following table summarizes the components of Reorganization items included in the Company’s statement of operations (in thousands):

Six Months Ended June 30, 2020
Professional fees	$3,859
DIP Credit Agreement financing fees	1,950
Reorganization items	$5,809

Cash payments for bankruptcy-related transactions were $0.8 million and $2.0 million, for operating activities and financing activities, respectively, for the six month period ended June 30, 2020. There were no bankruptcy-related cash receipt gains for the six month period ended June 30, 2020.

Debtors-in-Possession Condensed Combined Financial Statements

The condensed combined financial statements of the debtors-in-possession are set forth below. These condensed combined financial statements exclude the financial statements of certain non-debtors-in-possession entities.

Transactions and balances of receivables and payables between debtors-in-possession are eliminated in consolidation. However, the debtors-in-possession’s condensed combined balance sheets includes receivables from related non-debtors-in-possession and payables to related non-debtors-in-possession.

AKORN, INC.
(Debtor-in-possession)
CONDENSED COMBINED BALANCE SHEETS
(In Thousands, Except Share Data)

[48]

June 30, 2020 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,631
Trade accounts receivable, net	130,921
Inventories, net	172,246
Income taxes receivable	50,204
Prepaid expenses and other current assets	30,676
TOTAL CURRENT ASSETS	462,678
PROPERTY, PLANT AND EQUIPMENT, NET	$217,261
OTHER LONG-TERM ASSETS
Intangible assets, net	$203,107
Right-of-use assets, net - Operating leases	21,003
Long-term investments	73,913
Other non-current assets	10,440
TOTAL OTHER LONG-TERM ASSETS	308,463
TOTAL ASSETS	$988,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$30,956
Accrued royalties	1,968
Accrued compensation	16,998
Current portion of long-term debt (net of deferred financing costs)	855,246
Debtor-in-possession financing	30,000
Accrued administrative fees	23,612
Current portion of accrued legal fees and contingencies	4,364
Accrued expenses and other liabilities	21,566
TOTAL CURRENT LIABILITIES	$984,710
LIABILITIES SUBJECT TO COMPROMISE	76,516
LONG-TERM LIABILITIES
Uncertain tax liabilities	2,741
TOTAL LONG-TERM LIABILITIES	$2,741
TOTAL LIABILITIES	$1,063,967
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	$(75,565)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$988,402

AKORN, INC.
(Debtor-in-possession)
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

[49]

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Revenues, net	$119,713	$322,793
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	83,764	190,291
GROSS PROFIT	35,949	132,502

Selling, general and administrative expenses	55,990	120,254
Research and development expenses	9,500	19,344
Amortization of intangibles	6,152	12,294
Impairment of goodwill	—	267,923
Impairment of intangible assets	400	400
Litigation rulings, settlements and contingencies	—	(7,470)
TOTAL OPERATING EXPENSES	$72,042	$412,745

OPERATING (LOSS)	(36,093)	(280,243)
Amortization of deferred financing costs	—	(8,629)
Interest expense, net	(33,473)	(58,422)
Reorganization items, net	(5,809)	(5,809)
Other non-operating (expense), net	(323)	(668)

(LOSS) BEFORE INCOME TAXES	(75,698)	(353,771)
Income tax (benefit)	(25,735)	(49,180)

NET (LOSS)	$(49,963)	$(304,591)

COMPREHENSIVE (LOSS):
Net (loss)	$(49,963)	$(304,591)
Unrealized holding gain on available-for-sale securities, net of tax of $(1) for the three month period ended June 30, 2020, and $(1) for the six month period ended June 30, 2020.	4	3
COMPREHENSIVE (LOSS)	$(49,959)	$(304,588)

AKORN, INC.
(Debtor-in-possession)
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
[50]

Six Months Ended June 30,
2020
OPERATING ACTIVITIES:
Net (loss)	$(304,591)
Adjustments to reconcile combined net (loss) to net cash (used in) operating activities:
Depreciation and amortization	25,988
Amortization of debt financing costs	8,629
Debtor-in-possession financing costs	1,950
Impairment of intangible assets	400
Goodwill impairment	267,923
Non-cash stock compensation expense	7,778
Non-cash interest expense	3,289
Deferred income taxes, net	(225)
Other	37
Changes in operating assets and liabilities:
Other non-current assets	(7,317)
Trade accounts receivable	1,849
Inventories, net	(12,411)
Prepaid expenses and other current assets	(1,403)
Income taxes receivable	(48,993)
Trade accounts payable	4,875
Accrued legal fees and contingencies	(10,734)
Uncertain tax liabilities	108
Accrued expenses and other liabilities	4,635
NET CASH (USED IN) OPERATING ACTIVITIES	$(58,213)
INVESTING ACTIVITIES:
Proceeds from disposal of assets	8
Purchases of property, plant and equipment	(9,996)
NET CASH (USED IN) INVESTING ACTIVITIES	$(9,988)
FINANCING ACTIVITIES:
Proceeds from Debtor-in-possession financing	30,000
Inter-company funding	(19,726)
Debtor-in-possession financing costs	(1,950)
Stock compensation plan withholdings for employee taxes	(98)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$8,226
Effect of exchange rate changes on cash and cash equivalents	—
(DECREASE) IN CASH AND CASH EQUIVALENTS	$(59,975)
Cash, cash equivalents, and restricted cash at beginning of period	138,606
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$78,631

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

[51]

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
•our ability to successfully consummate the contemplated sale of our business and emerge from the Chapter 11 Cases, including by satisfying the conditions and milestones in the Restructuring Support Agreement;
•our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the restructuring and the potential adverse effects of our voluntary cases under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) on our liquidity and results of operations;
•our substantial level of indebtedness and related debt service obligations and restrictions, including those imposed by covenants in our existing financing, including our debtor-in-possession financing, and our exit financing, that may limit our operational and financial flexibility, including our ability to make payments on our debt;
•the effects of the Chapter 11 Cases on us and on the interests of various constituents, including holders of our common stock;
•risks arising from the declines in the price of our common stock and the delisting of our common stock from the NASDAQ Global Select Market;
•the impact of the coronavirus (COVID-19) pandemic on our business, financial condition, results of operations and the Chapter 11 Cases;
•legal proceedings and governmental investigations, any of which may result in substantial losses, government enforcement actions, damage to our business and reputation and place a strain on our internal resources;
•our ability to timely and efficiently develop, launch and market our products;
•our reliance on, and our ability to maintain relationships with third parties, including suppliers, manufacturers and wholesalers, and regulatory authorities as a result of the Chapter 11 Cases;
•our ability to attract and retain key personnel, especially due to the distractions and uncertainties related to Chapter 11 Cases;
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

For more detailed information on the risks and uncertainties associated with our business activities, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 26, 2020, Part II Item 1A on Form 10-Q for the three months ended March 31, 2019, as filed with the SEC on May 11, 2020, and in Part II Item 1A herein. You should not place undue reliance on any forward-looking statements. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We, together with our wholly owned subsidiaries, are a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals, branded and private-label OTC consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized
[52]

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

During the second quarter of 2020 and through the filing date of this Form 10-Q, we made a number of announcements regarding the Chapter 11 Cases, DIP Facility (as defined below) and our obligation to conduct the Sale (as defined below). Additionally, as discussed in our Condensed Consolidated Financial Statements and Notes thereto and elsewhere in this Quarterly Report on Form 10-Q, the Company conducted an evaluation as to its ability to continue as a going concern. These are addressed in the “Recent Developments” section below.

Net Revenue & Gross Profit:

Net revenue was $120.3 million for the three month period ended June 30, 2020, representing a decrease of $57.8 million, or 32.4%, as compared to net revenue of $178.1 million for the three month period ended June 30, 2019.

Consolidated gross profit for the quarter ended June 30, 2020, was $31.1 million, or 25.8% of net revenue, compared to $68.0 million, or 38.2% of net revenue, in the corresponding prior year quarter.

Impact of COVID-19 Pandemic:

The emergence of COVID-19 around the world, and particularly in the United States, presents significant risks to the Company, not all of which the Company is able to fully evaluate or foresee at the current time. We have adopted a number of precautionary measures, including social distancing, mandatory facial coverings, and increased facility cleaning and sanitization, in an effort to protect our employees and mitigate the potential spread of COVID-19. The majority of our office and management personnel have been and continue to work remotely, and some of our employees engaged in manufacturing, production and distribution facilities have been restricted by the Company and/or by governmental order from coming to work. At the same time, we have continued our critical business functions to support uninterrupted access to our medicines.

The COVID-19 pandemic adversely impacted our financial results during the three and six months ended June 30, 2020, as demand for our products was reduced by significant disruption to healthcare practices limiting patient access to treatments, particularly in the areas of ophthalmology and acute care. Demand for the Company’s products is likely to continue to be affected depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on the Sale (as defined below), the Chapter 11 Cases or our business operations for the remainder of our fiscal year ending December 31, 2020 and beyond. This may continue to have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month period ended June 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends.

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see Part II, Item 1A “Risk Factors” in this Form 10-Q.

Recent Developments:

Chapter 11 Cases
[53]

On May 20, 2020 (the “Petition Date”), the Company and its U.S. direct and indirect subsidiaries (together with the Company, the “Company Parties”) filed the Chapter 11 Cases in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Akorn, Inc., et al. Each of the Company Parties continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On June 3, 2020, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors.

On the Petition Date, the Company Parties filed a series of “first-day” motions with the Bankruptcy Court to facilitate the Company Parties’ transition into Chapter 11, including by allowing the Company Parties to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services essential to the Company Parties’ businesses. On May 22, 2020, the Bankruptcy Court approved the relief sought in these motions on an interim basis. On June 15, 2020, the Bankruptcy Court entered the final order approving the relief sought. Refer to Note 18 — Voluntary Reorganization Under Chapter 11 for more information.

Restructuring Support Agreement

In contemplation of the Chapter 11 Cases, on the Petition Date, the Company Parties entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with certain lenders (the “Consenting Term Lenders”) holding more than 75% in principal amount of the outstanding term loans under the Term Loan Agreement, dated as of April 17, 2014 (as amended, restated, supplemented or otherwise modified, the “Term Loan Agreement”), by and among the Company and certain of its subsidiaries, the lenders thereunder (the “Lenders”) and Wilmington Savings Fund Society, FSB, in its capacity as successor administrative agent. Refer to Note 18 — Voluntary Reorganization Under Chapter 11 for more information.

Stalking Horse APA
The Company Parties entered into an asset purchase agreement (the “Stalking Horse APA”), dated as of May 20, 2020, with certain of the Company’s existing lenders (collectively, the “Buyer”), pursuant to which the Buyer has agreed to purchase, subject to the terms and conditions contained therein, substantially all of the assets of the Company Parties (the “Sale”). Each of the Company Parties is a debtor in the Chapter 11 Cases. The Stalking Horse APA, subject to an auction to solicit higher or otherwise better bids, was approved by the Bankruptcy Court on June 15, 2020. The Bankruptcy Court also approved the Buyer as the “stalking horse” bidder. Refer to Note 18 — Voluntary Reorganization Under Chapter 11 for more information.

Debtor-In-Possession Financing
On May 22, 2020, the Company Parties entered into the Senior Secured Super-Priority Term Loan Debtor-in-Possession Loan Agreement (the “DIP Credit Agreement”) with the lenders party thereto (the “DIP Lenders”), and Wilmington Savings Fund Society, FSB, as the administrative agent, setting forth the terms and conditions of a $30.0 million debtor-in-possession financing facility (the “DIP Facility”). On May 22, 2020, the Bankruptcy Court granted the motion to approve the use of cash collateral and the DIP Facility on an interim basis (the “Interim DIP Order”). Within seven days of such approval, $10.0 million became available to the Company Parties. On June 15, 2020, the Bankruptcy Court entered a final order approving the DIP Facility (the “Final DIP Order”), pursuant to which the full $30.0 million became available to the Company Parties, subject to certain conditions. Refer to Note 8 — Financing Arrangements for more information.

Nasdaq Delisting

On May 21, 2020, the Company received a notification letter from the listing qualifications department staff of the Nasdaq Stock Market (“Nasdaq”) indicating that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock would be delisted from Nasdaq. The Company did not appeal Nasdaq’s delisting determination. Accordingly, Nasdaq suspended trading of the Company’s common stock on June 1, 2020. On June 1, 2020, after Company’s common stock was suspended by Nasdaq, it began being quoted on the Pink Open Market operated by OTC Markets Group Inc. under the symbol “AKRXQ.” On June 9, 2020, Nasdaq filed a Form 25-NSE with the SEC to notify the Company that its common stock was going to be delisted, and delisting became effective 10 days after the Form 25 was filed.

Going Concern
[54]

The Company’s financial condition and the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of these financial statements.

Refer to Note 18 — Voluntary Reorganization Under Chapter 11 and Note 2 — Summary of Significant Accounting Policies for more information.

[55]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our condensed consolidated statements of comprehensive (loss) and our segment reporting information for the three and six month periods ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues, net:
Prescription Pharmaceuticals	$104,424	86.8%	$158,379	88.9%	$283,668	87.3%	$306,394	89.1%
Consumer Health	15,886	13.2%	19,678	11.1%	41,335	12.7%	37,534	10.9%
Total revenues, net	120,310	100.0%	178,057	100.0%	325,003	100.0%	343,928	100.0%
Gross profit:
Prescription Pharmaceuticals	21,247	20.3%	59,785	37.7%	98,407	34.7%	105,228	34.3%
Consumer Health	9,805	61.7%	8,199	41.7%	27,189	65.8%	16,269	43.3%
Total gross profit	31,052	25.8%	67,984	38.2%	125,596	38.6%	121,497	35.3%
Operating expenses:
Selling, general and administrative expenses	70,921	58.9%	61,042	34.3%	135,977	41.8%	133,540	38.8%
Research and development expenses	9,457	7.9%	9,495	5.3%	19,268	5.9%	18,209	5.3%
Amortization of intangibles	6,152	5.1%	9,950	5.6%	12,294	3.8%	21,015	6.1%
Impairment of intangibles	400	0.3%	394	0.2%	400	0.1%	10,748	3.1%
Goodwill impairment	—	—%	—	—%	267,923	82.4%	15,955	4.6%
Litigation rulings, settlements and contingencies	—	—%	74,469	41.8%	(7,470)	(2.3)%	74,879	21.8%
Operating (loss)	$(55,878)	(46.4)%	$(87,366)	(49.1)%	$(302,796)	(93.2)%	$(152,849)	(44.4)%
Non-operating expenses:
Amortization of deferred financing costs	—	—%	(5,655)	(3.2)%	(8,629)	(2.7)%	(6,959)	(2.0)%
Interest expense, net	(32,674)	(27.2)%	(17,341)	(9.7)%	(57,038)	(17.5)%	(31,668)	(9.2)%
Reorganization items, net	(5,809)	(4.8)%	—	—%	(5,809)	(1.8)%	—	—%
Other non-operating (expense)/income, net	(65)	(0.1)%	245	0.1%	(326)	(0.1)%	598	0.2%
Total non-operating expenses	(38,548)	(32.0)%	(22,751)	(12.8)%	(71,802)	(22.1)%	(38,029)	(11.1)%
Net (loss) before income taxes	(94,426)	(78.5)%	(110,117)	(61.8)%	(374,598)	(115.3)%	(190,878)	(55.5)%
Income tax (benefit)/provision	(25,764)	(21.4)%	1,482	0.8%	(49,209)	(15.1)%	2,902	0.8%
Net (loss)	$(68,662)	(57.1)%	$(111,599)	(62.7)%	$(325,389)	(100.1)%	$(193,780)	(56.3)%

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

[56]

Net revenue was $120.3 million for the three month period ended June 30, 2020, representing a decrease of $57.8 million, or 32.4%, as compared to net revenue of $178.1 million for the three month period ended June 30, 2019. The decrease in net revenue resulted from a $54.9 million decline in organic revenue, and a $5.6 million, decline in revenue from discontinued products, partially offset by a $2.8 million increase in net revenue from new products. The $54.9 million decline in organic revenue was due an unfavorable volume impact of approximately $52.3 million, or 30.7% and an unfavorable price variance of approximately $2.6 million, or 1.5%. The $52.3 million volume decline was principally a result of lower demand due to the COVID-19 pandemic, which caused significant disruption to healthcare practices limiting patient access to treatments, particularly in the areas of ophthalmology and acute care.

The Prescription Pharmaceuticals segment revenue of $104.4 million for the three month period ended June 30, 2020, represented a decrease of $54.0 million, or 34.1%, compared to revenue of $158.4 million for the three month period ended June 30, 2019. The decline was principally a result of lower demand due to the COVID-19 pandemic, which caused significant disruption to healthcare practices limiting patient access to treatments, particularly in the areas of ophthalmology and acute care.

The Consumer Health segment revenue of $15.9 million for the three month period ended June 30, 2020, represented a decrease of $3.8 million, or 19.3%, compared to revenue of $19.7 million for three month period ended June 30, 2019.

The net revenue for the three month period ended June 30, 2020, of $120.3 million was net of adjustments totaling $180.6 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the three month period ended June 30, 2020, were $121.5 million, or 40.4% of gross sales, compared to $192.7 million, or 41.4% of gross sales for the three month period ended June 30, 2019.  The $71.2 million decrease in chargeback expense was due to volume declines and product mix as well as decreases in wholesale acquisition cost of certain products in current period as compared to prior year. Rebates, administrative fees and other expenses for the three month period ended June 30, 2020, were $42.4 million, or 14.1% of gross sales, compared to $78.0 million, or 16.7% of gross sales for three month period ended June 30, 2019. The $35.6 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines, lower failure to supply claims, decreases in contract prices and product mix.  Our product returns provision for the three month period ended June 30, 2020, was $8.0 million, or 2.7% of gross sales, compared to $5.5 million, or 1.2% of gross sales for the three month period ended June 30, 2019. Discounts and allowances were $6.1 million, or 2.0% of gross sales for the three month period ended June 30, 2020, compared to $9.0 million, or 1.9% of gross sales for the three month period ended June 30, 2019. Advertisement and promotion expenses were $2.6 million, or 0.9% of gross sales for the three month period ended June 30, 2020, compared to $2.8 million, or 0.6% of gross sales for the three month period ended June 30, 2019.

Gross profit for the quarter ended June 30, 2020, was $31.1 million, or 25.8% of net revenue, compared to $68.0 million, or 38.2% of net revenue, in the corresponding prior year quarter. The decrease in the gross profit percentage was principally due to the impacts of the COVID-19 pandemic, which included unfavorable volume and product mix, unfavorable manufacturing variances, along with increased employee retention costs.

Total operating expenses were $86.9 million in the three month period ended June 30, 2020, a decrease of $68.5 million, or 44.1%, from the prior year quarter amount of $155.4 million. The $68.5 million decrease was primarily driven by decreases of $74.5 million and $3.8 million in litigation rulings, settlements and contingencies and amortization of intangibles, respectively, partially offset by an increase of $9.9 million in selling, general and administrative (“SG&A”). The following is a discussion of the main drivers:

There were no Litigation rulings, settlements and contingencies expenses in the three month period ended June 30, 2020, compared to $74.5 million the comparative prior year period. The primary driver of the $74.5 million decrease was the charge and corresponding liability of $74.0 million taken in connection with the Securities Class Action Litigation in the prior year period.

Amortization of intangible assets were $6.2 million in the three month period ended June 30, 2020, a decrease of $3.8 million, or 38.0% over the prior year amount of $10.0 million. The primary driver of the $3.8 million decrease was a lower intangible asset base during the three month period ended June 30, 2020 compared to prior year quarter as a result of impairments.

SG&A expenses were $70.9 million in the three month period ended June 30, 2020, an increase of $9.9 million, or 16.2%, from the prior year quarter amount of $61.0 million. The major drivers of the $9.9 million increase were increases of $13.6 million related to the AIPL impairments, $4.6 million related to legal and financial advisory fees and $2.9 million
[57]

in employee retention expenses which were partially offset by decreases of $3.4 million, $2.3 million and $2.2 million in expenses related to the data integrity assessment projects, consulting and legal expenses, respectively.

There were $0.4 million of impairments for one IPR&D project during the three month period ended June 30, 2020, while there were no IPR&D projects impaired in the corresponding prior period. During the three month period ended June 30, 2020, no product licensing right was impaired, compared to impairment of $0.4 million related to one product licensing right during the comparative prior period.

Non-operating expenses were $38.5 million in the three month period ended June 30, 2020, an increase of $15.7 million, or 68.9%, from the comparative prior year period amount of $22.8 million. The $15.7 million increase was primarily driven by increases of $15.3 million in interest expense and $5.8 million in reorganization items partially offset by a decrease of $5.7 million in amortization of deferred financing cost both related to the standstill agreement and related amendments.

During the three month periods ended June 30, 2020 and 2019, the Company recorded income tax (benefit)/provision of $(25.8) million and $1.5 million, respectively, on (loss) before income taxes. The reason for the overall tax benefit during the three month period ended June 30, 2020, was principally due to the reversal of the $(13.9) million of current year tax expense booked in the first quarter (see Note 13 – Income Taxes) and additional $(12.1) million tax benefit recognized in 2020 as a result of the loss carryback provision of the CARES Act.

The Company reported a net loss of $68.7 million for the three month period ended June 30, 2020, or 57.1% of net revenue, compared to net loss of $111.6 million for the three month period ended June 30, 2019, or 62.7% of net revenue.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Net revenue was $325.0 million for the six month period ended June 30, 2020, representing a decrease of $18.9 million, or 5.5%, as compared to net revenue of $343.9 million for the six month period ended June 30, 2019. The decrease in net revenue in the period was primarily due to a $44.9 million decline in organic revenue, partially offset by an increase of $16.3 million from discontinued products, and an increase of $9.7 million from new product revenue. The $44.9 million decrease in organic revenue was due to approximately $65.2 million, or 20.2%, of volume declines partially offset by $20.3 million, or 6.3%, of favorable price variance. The $65.2 million volume decline was principally a result of lower demand due to the COVID-19 pandemic, which caused significant disruption to healthcare practices limiting patient access to treatments, particularly in the areas of ophthalmology and acute care. The $16.3 million increase in discontinued products revenue was driven by approximately $35.9 million of net revenue generated during the three month period ended March 31, 2020, from a sale of remaining inventory of an unapproved product that has since been discontinued.

The Prescription Pharmaceuticals segment revenue of $283.7 million for the six month period ended June 30, 2020, represented a decrease of $22.7 million, or 7.4%, compared to revenue of $306.4 million for the six month period ended June 30, 2019. The decline was principally a result of lower demand due to the COVID-19 pandemic, which caused significant disruption to healthcare practices limiting patient access to treatments, particularly in the areas of ophthalmology and acute care.

The Consumer Health segment revenue of $41.3 million for the six month period ended June 30, 2020, represented an increase of $3.8 million, or 10.1%, compared to revenue of $37.5 million for six month period ended June 30, 2019.

The net revenue for the six month period ended June 30, 2020, of $325.0 million was net of adjustments totaling $405.3 million for chargebacks, rebates, administrative fees and others, product returns, discounts and allowances and advertising, promotions and other.  Chargeback expenses for the six month period ended June 30, 2020, were $277.7 million, or 38.0% of gross sales, compared to $398.1 million, or 43.1% of gross sales for the six month period ended June 30, 2019.  The $120.4 million decrease in chargeback expense was due to volume declines and product mix as well as decreases in wholesale acquisition cost of certain products in the current period as compared to prior year. Rebates, administrative fees and other expenses for the six month period ended June 30, 2020, were $95.2 million, or 13.0% of gross sales, compared to $142.2 million, or 15.4% of gross sales for six month period ended June 30, 2019. The $47.0 million decrease in rebates, administrative fees and other expenses was primarily due to volume declines, lower failure to supply claims, decreases in contract prices and product mix.  Our product returns provision for the six month period ended June 30, 2020, was $12.3 million, or 1.7% of gross sales, compared to $17.4 million, or 1.9% of gross sales for the six month period ended June 30, 2019. Discounts and allowances were $15.4 million, or 2.1% of gross sales for the six month period ended June 30, 2020, compared to $18.1 million, or 2.0% of gross sales for the six month period ended June 30, 2019. Advertisement and promotion expenses were $4.7 million, or 0.6% of gross sales for the six month period ended June 30, 2020, compared to $4.9 million, or 0.5% of gross sales for the six month period ended June 30, 2019.
[58]

Gross profit for the six month period ended June 30, 2020, was $125.6 million, or 38.6% of net revenue, compared to $121.5 million, or 35.3% of net revenue, in the corresponding prior year period. The increase in the gross profit percentage was principally due to favorable price and product mix, which was driven by sales of an unapproved product that was discontinued in the first quarter of 2020, and decreased costs associated with FDA compliance related activities. These factors were mostly offset by the impacts of the COVID-19 pandemic in the second quarter 2020, which included unfavorable volume and product mix, and unfavorable manufacturing variances.

Total operating expenses were $428.4 million in the six month period ended June 30, 2020, an increase of $154.1 million, or 56.2%, from the prior year amount of $274.3 million. The $154.1 million increase was primarily driven by increases of $251.9 million and $2.5 million in goodwill impairments and selling, general and administrative (“SG&A”), respectively, partially offset by a decrease of $8.7 million in amortization of intangibles. The following is a discussion of the main drivers:

Goodwill impairments during the six month period ended June 30, 2020 were $267.9 million, an increase of $251.9 million, over the corresponding prior year amount of $16.0 million. The $251.9 million increase in impairments was from events that occurred that created significant uncertainty in our business and caused a significant decline in the Company’s enterprise value.

SG&A expenses were $136.0 million in the six month period ended June 30, 2020, an increase of $2.5 million, or 1.8%, from the prior year amount of $133.5 million. The major drivers of the $2.5 million increase were increases of $8.5 million related to legal and financial advisory fees and $6.4 million in employee retention expenses, which were partially offset by a decrease of $7.7 million in expenses related to the data integrity assessment projects.

Amortization of intangible assets were $12.3 million in the six month period ended June 30, 2020, a decrease of $8.7 million, or 41.4% over the prior year amount of $21.0 million. The primary driver of the $8.7 million decrease was a lower intangible asset base during the six month period ended June 30, 2020 compared to prior year period as a result of impairments.

Non-operating expenses were $71.8 million in the six month period ended June 30, 2020, an increase of $33.8 million, or 88.9%, from the comparative prior year period amount of $38.0 million. The major drivers of the $33.8 million increase were increases of $25.4 million in interest expense related to the term loans, $5.8 million in reorganization items, and $1.7 million increase in amortization of deferred financing cost also related to the standstill agreement and related amendments.

During the six month periods ended June 30, 2020 and 2019, the Company recorded income tax (benefit)/provision of $(49.2) million and $2.9 million, respectively, on (loss) before income taxes. The reason for the overall tax benefit during the six month period ended June 30, 2020, was the due to the impact of the net operating loss carryback provision of the CARES Act that resulted in a $(36.8) million net operating (loss) carryback benefit and $(12.1) million of tax (benefit) for 2020.

The Company reported a net loss of $325.4 million for the six month period ended June 30, 2020, compared to net loss of $193.8 million for the six month period ended June 30, 2019.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We require certain capital resources in order to operate our business. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our Term Loans and currently includes the borrowing under the DIP Facility. Historically, our principal liquidity requirements have been to maintain and expand our business, pay principal and interest obligations on our Term Loans and other expenses, and for capital expenditures to upgrade, expand and improve our manufacturing facilities. Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities in the United States and Switzerland. Our cash obligations include the principal and interest payments due on our Term Loans (as described throughout this report). In recent years, our liquidity requirements have also included expenses related to FDA compliance related enhancements, interest and fees associated with the standstill agreement and related amendments, the Delaware Action and other litigation matters.

The Company’s financial condition and the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of these financial statements.

[59]

Refer to Note 18 — Voluntary Reorganization Under Chapter 11 and Note 2 — Summary of Significant Accounting Policies for more information.

Cash and Cash Flows

As of June 30, 2020, we had cash and cash equivalents of $83.1 million, which was $61.7 million less than our cash and cash equivalents balance of $144.8 million as of December 31, 2019. This decrease in cash and cash equivalents was primarily driven by decreases of $71.1 million and $18.6 million in net operating cash outflows and net investing cash outflows, respectively, partially offset by net financing cash inflows of $27.9 million. Our net working capital (deficit) was $(508.5) million at June 30, 2020, compared to $(505.5) million at December 31, 2019. The negative net working capital for the period was primarily due to the classification of the Term loans as a current liability.

Operating Cash Flows

During the six month period ended June 30, 2020, net cash used in operating activities was $71.1 million. This negative operating cash flow was primarily driven by higher interest payments related to the term loans, payment of retention bonuses and legal and financial advisory fees. During the six month period ended June 30, 2019, net cash used in operating activities was $29.3 million, driven by increases in trade accounts receivable, financial advisory fees and data integrity assessment projects.

Investing Cash Flows

Net cash used in investing activities during the six month periods ended June 30, 2020 and 2019, was approximately $18.6 million and $17.0 million, respectively. The 2020 and 2019 net cash used was primarily driven by $18.9 million and $16.9 million, respectively, related to the acquisition of property, plant and equipment.

Financing Cash Flows

Financing activities provided $27.9 million in the six month period ended June 30, 2020, of which $30.0 million related to proceeds generated from the DIP loan, partially offset by $2.0 million used in financing cost associated with the DIP loan.

Financing activities used $0.6 million in the six month period ended June 30, 2019, consisting of $0.3 million for lease payments and $0.3 million for employee tax withholding related to vested RSUs.

Liquidity Considerations

Term Loans and the Second Amended Standstill Agreement

During 2014, in order to finance its acquisitions of Hi-Tech Pharmacal Co Inc. and VersaPharm Inc., Akorn, Inc. and certain of its subsidiaries (the “Company Loan Parties”) entered into the Term Loan Agreement, dated as of April 17, 2014 (as amended, restated, supplemented or otherwise modified, the “Term Loan Agreement” and the loans outstanding thereunder, the “Term Loans” or “Term Loan”) with the lenders thereunder (the “Lenders”) and Wilmington Savings Fund Society, FSB, in its capacity as successor administrative agent (the “Administrative Agent”). The aggregate principal amount of the Term Loans was $1,045.0 million. As of June 30, 2020, outstanding debt under the Term Loan Agreement was $855.2 million. As of June 30, 2020, the Term Loan has a market price of $958 per $1,000 of principal amount. The Term Loans are scheduled to mature on April 16, 2021.

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

[60]

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

The Second Amended Standstill Agreement provides, among other matters, that:
•during the Extended Standstill Period:
◦Akorn, Inc. must deliver certain financial and other information to the Lenders or their advisors, including without limitation, monthly financial statements with agreed upon adjustment, monthly operational statistics broken down by facility, pipeline reporting, 13-week cash flow forecasts, weekly variance reports, certain valuation reports, weekly status updates with respect to the Sale Process (as defined below) and certain regulatory information, and participate in various update calls with the Lenders and their advisors (the “Affirmative Covenants and Milestones”); and
◦the Loan Parties are restricted, among other matters, from (i) consummating certain asset sales and investments, (ii) making certain restricted payments, (iii) engaging in sale and leaseback transactions, (iv) incurring certain liens and indebtedness, (v) reinvesting any proceeds received from certain asset sales and (vi) without the consent of the Required Lenders at such time, (A) designating any Restricted Subsidiary as an Unrestricted Subsidiary, or otherwise creating or forming any Unrestricted Subsidiary, (B) transferring any assets of Akorn, Inc. or any of its Restricted Subsidiaries to any Unrestricted Subsidiary, except as otherwise permitted under the Term Loan Agreement (after giving effect to the Second Amended Standstill Agreement), and/or (C) releasing any existing Loan Guarantors or security interest granted under the Term Loan Agreement outside of the ordinary course of business (collectively, the “Negative Covenants”);
•Akorn, Inc. will market and conduct the Sale Process for substantially all of its assets in accordance with the milestones set forth in the Second Amended Standstill Agreement, which milestones will depend upon whether the bids submitted and then in effect in connection with the Sale Process are sufficient to pay all obligations under the Term Loan Agreement;
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
•the milestones with respect to the Sale Process include:
◦subject to the alternative milestones described below upon the occurrence of a Toggle Event:
▪on or before March 27, 2020, binding bids in connection with the Sale Process were due;
▪on or before April 5, 2020, Akorn, Inc. was to select a stalking horse bidder and commence the Chapter 11 Cases to effectuate the Sale Process; and
▪thereafter, certain additional milestones during the Chapter 11 Cases;
◦upon the occurrence of a Toggle Event, the application of the following alternative milestones:
▪on or before twenty-six (26) days after a Toggle Event, Akorn, Inc. and the Ad Hoc Group Advisors (as defined in the Second Amended Standstill Agreement) were to reach an agreement in principle with respect to a restructuring support agreement (“RSA”) (such agreement not to be unreasonably withheld, conditioned or delayed);
▪on or before thirty (30) days after a Toggle Event, Akorn, Inc. were to commence the Chapter 11 Cases to consummate either (A) a sale transaction pursuant with the Lenders serving as a stalking horse, and entering into a stalking horse asset purchase agreement (the “Credit Bid APA”) in order to exercise their rights to credit bid under the Loan Documents or (B) a transaction backstopped by an executed RSA; and
▪thereafter, certain additional milestones during the Chapter 11 Cases;;
•to the extent either (i) a Toggle Event existed or (ii) Akorn, Inc. commenced the Chapter 11 Cases without a stalking horse asset purchase agreement with a bid sufficient to pay all obligations under the Term Loan Agreement (taking into account available cash in the case of cash fee, debt free bids), Akorn, Inc. would be required to prepay, on a
[61]

ratable basis, within five (5) days prior to the commencement of the Chapter 11 Cases, all outstanding Loans under the Term Loan Agreement in an amount that, after giving effect to such prepayment, would have left the Company’s pro forma cash balance at an amount not to exceed $87.5 million;
•the following exit payments are to be paid in cash to each Lender on a pro rata basis in connection with repayment of the Loans under the Term Loan Agreement:
◦if the Sale Process had been approved by the Bankruptcy Court on or prior to July 15, 2020, then:
▪if the Sale Process had been consummated on or prior to July 15, 2020, 0.50% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 50 basis points); or
▪if the Sale Process is consummated after July 15, 2020, 0.75% of the aggregate principal amount of the Loans of such Lender then outstanding (i.e., 75 basis points); and
◦ if the Sale Process had not been approved by the Bankruptcy Court on or prior to July 15, 2020, then:
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
•if at any time during the Sale Process no third-party bids exist which are sufficient to pay all obligations (net of available cash), then from the occurrence of such date until the date of a Standstill Event of Default, the interest margin payable in cash shall be further increased by 2.50% to LIBOR plus 12.50%.

Subject to a five business day cure period (the “Cure Period”), the Loan Parties’ failure to comply with the Affirmative Covenants and Milestones (other than perfection of the Lenders’ security interests (the “Excluded Milestones”)) during the Standstill Period would permit the Required Lenders to terminate the Standstill Period and exercise any rights and remedies under the Term Loan Agreement with respect to the Specified Matters or a Standstill Event of Default. The Loan Parties’ failure to comply with the Negative Covenants and Excluded Milestones during the Standstill Period would permit the Required Lenders to terminate the Standstill Agreement and constitute an immediate Event of Default under the Term Loan Agreement. Akorn, Inc.’s failure to comply with any Affirmative Covenants and Milestones (subject to the Cure Period), the Excluded Milestones, Negative Covenants or other covenants in the Second Amended Standstill Agreement would also result in a further increase of the interest margins payable with respect to outstanding Loans by 0.50%, payable in kind.

In addition, Akorn, Inc. has agreed (1) not to make any payments in respect of judgments or settlements of certain ongoing litigation matters without the prior written consent of the Required Lenders and (2) to make payment of fees and expenses to the advisors of Ad Hoc Group (collectively, the “Other Covenants”). The failure to comply with any of the Other Covenants would constitute an immediate Event of Default under the Term Loan Agreement.

As of March 28, 2020, there were no bids in the Sale Process sufficient to pay all obligations under the Term Loan Agreement and an immediate Event of Default under the Term Loan Agreement and a Toggle Event occurred. As a result, pursuant to the Term Loan Agreement, the interest margin payable in cash under the Term Loan Agreement has increased to LIBOR plus 12.50% (provided that 0.75% of such rate shall be payable in kind by capitalizing and adding such amount to the outstanding principal balance of the loans on the applicable payment date). In addition, a default rate of 2.00% applies. The Lenders may also accelerate the obligations under the Term Loan Agreement, foreclose upon the collateral securing the debt and exercise other rights and remedies. The Company was also obligated to prepay, on a ratable basis, all outstanding loans under the Term Loan Agreement in an amount that after giving effect to the prepayment, left the Company with a pro forma cash balance of not more than $87.5 million within five (5) days prior to the commencement of the Chapter 11 Cases. Additionally, as of April 1, 2020, the alternative milestones for the Sale Process set forth in the Second Amended Standstill Agreement took effect, requiring that the Company commence the Chapter 11 Cases on or before May 1, 2020. On May 20, 2020, the Company Parties filed voluntary the Chapter 11 Cases.

The filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the Term Loan Agreement. The Term Loan Agreement provides that as a result of the Chapter 11 Cases, the principal and interest due thereunder became immediately due and payable.

For information on the Chapter 11 Cases, see Note 18 — Voluntary Reorganization Under Chapter 11 and for information about the effect of the automatic stay, including on actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property, see Note 11 — Commitments and Contingencies — Effect of Automatic Stay upon filing under Chapter 11 of the Bankruptcy Code.

[62]

Chapter 11 Cases

On the Petition Date, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Akorn, Inc., et al. Each Company Party continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On June 3, 2020, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors.

On the Petition Date, the Company Parties filed a series of “first-day” motions with the Bankruptcy Court to facilitate the Company Parties’ transition into Chapter 11, including by allowing the Company Parties to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services essential to the Company Parties’ businesses. On May 22, 2020, the Bankruptcy Court approved the relief sought in these motions on an interim basis. On June 15, 2020, the Bankruptcy Court approved the relief sought in these motions on a final basis.

Restructuring Support Agreement

In contemplation of the Chapter 11 Cases, on the Petition Date, the Company Parties entered into the Restructuring Support Agreement with the Consenting Term Lenders, which hold more than 75% in principal amount of the outstanding term loans under the Term Loan Agreement.

The Restructuring Support Agreement provides that the Consenting Term Lenders will support certain transactions (the “Transactions”) in pursuit of the Sale (as defined below) and confirmation of a Chapter 11 Plan contemplated by the plan term sheet attached to and incorporated into the Restructuring Support Agreement (the “Plan”) on the terms set forth in the Restructuring Support Agreement.

The Restructuring Support Agreement contemplates, among other things:

•that the Sale will be conducted pursuant to the bidding procedures attached to and incorporated into the Restructuring Support Agreement (as amended, modified, waived or supplemented, the “Bidding Procedures”), which Bidding Procedures were approved by the Bankruptcy Court on June 15, 2020;
•that the Sale will be conducted as follows:
◦in the event that the Buyer is the Successful Bidder (as defined in the Bidding Procedures), on the terms set forth in the Stalking Horse APA (as defined below), pursuant to which the full amount of indebtedness under the Term Loan Agreement shall be credit bid, or
◦in the event that a Qualified Bidder (as defined in the Bidding Procedures) other than the Stalking Horse Bidder is the Successful Bidder, on the terms of the purchase agreement for the Successful Bidder as approved by the Bankruptcy Court; and
•commitments by the Consenting Term Lenders to provide the debtor-in-possession financing pursuant to the terms and conditions set forth in the DIP Credit Agreement (described below).

In accordance with the Restructuring Support Agreement, the Consenting Term Lenders agreed, among other things, to: (i) vote in favor of the Plan, including supporting all of the debtor and third-party releases, injunctions, discharge and exculpation provisions provided in the Plan; (ii) use commercially reasonable effort to support the Transactions and take all reasonable actions necessary to implement and consummate the Transactions in accordance with the terms, conditions, and applicable deadlines set forth in the Restructuring Support Agreement, the Plan and the Bidding Procedures, as applicable; (iii) direct the Term Loan Agent (or any designated subagent) to credit bid up to the full amount of indebtedness under the Term Loan Agreement and otherwise facilitate the Transactions contemplated by the Restructuring Support Agreement and the Stalking Horse APA; and (iv) negotiate in good faith the applicable Definitive Documents (as defined in the Restructuring Support Agreement) and use their commercially reasonable efforts to agree to the form and substance of such Definitive Documents consistent with the terms of the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to: (i) use commercially reasonable efforts to (a) pursue the Transactions on the terms and in accordance with the milestones set forth in
[63]

the Restructuring Support Agreement, and (b) cooperate with the Consenting Term Lenders to obtain necessary Court approval of the Definitive Documents to consummate the Transactions; (ii) not take any action, and not encourage any other person or entity to, take any action, directly or indirectly, that would reasonably be expected to, breach or be inconsistent with this Agreement, or take any other action, directly or indirectly, that would reasonably be expected to interfere with the acceptance or implementation of the Transactions, this Agreement, the Sale, or the Plan; (iii) use commercially reasonable efforts to obtain any and all required regulatory and/or third-party approvals for the Transactions; (iv) negotiate in good faith and use commercially reasonable efforts to execute and deliver the Definitive Documents and any other required agreements to effectuate and consummate the Transactions as contemplated by this Agreement; and (v) use commercially reasonable efforts to seek additional support for the Transactions from their other material stakeholders to the extent reasonably prudent.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to the filing, approval, confirmation and effectiveness of the Plan, entry of orders relating to the DIP Facility and the closing of the Sale.

Stalking Horse APA

The Company Parties entered into the Stalking Horse APA, dated as of May 20, 2020, with the Buyer, pursuant to which the Buyer has agreed to the Sale. Each of the Company Parties is a debtor in the Chapter 11 Cases. The Stalking Horse APA, subject to an auction to solicit higher or otherwise better bids, was approved by the Bankruptcy Court on June 15, 2020. The Bankruptcy Court also approved the Buyer as the “stalking horse” bidder.

Under the terms of the Stalking Horse APA, the Buyer has agreed, absent any higher or otherwise better bid, to acquire substantially all of the assets of the Sellers for aggregate consideration comprising (i) the assumption of certain liabilities, (ii) the credit bid of 100% of the Lenders’ pre-petition claims under the Term Loan Agreement, which amount shall be satisfied by discharging all of the Lenders’ pre-petition claims pursuant to section 363(k) of the Bankruptcy Code, and (iii) an amount in cash equal to the amount set forth in the Wind-Down Budget included as an exhibit to the Stalking Horse APA.

Pursuant to the Stalking Horse APA, if the Company Parties receive any bids that are higher or otherwise better, the Company Parties will conduct an auction no later than eighty-two days after the Petition Date. As the stalking horse bidder, the Buyer’s offer to purchase substantially all of the assets of the Sellers, set forth in the Stalking Horse APA, serves as the minimum or floor bid on which the Company Parties, their creditors, suppliers, vendors, and other bidders may rely. Other interested bidders were permitted to participate in the auction if they submitted qualifying offers that were higher or otherwise better than the stalking horse bid.

Pursuant to the Bidding Procedures approved by the Bankruptcy Court, the bids for the Sale were due 5:00 p.m. (prevailing Eastern Time), on August 3, 2020. No qualified and actionable bids were received by the deadline. As a result, the auction was cancelled. The hearing to approve the Sale is scheduled to take place on August 20, 2020.

Debtor-In-Possession Financing

On May 22, 2020, the Company Parties entered into the DIP Credit Agreement with the DIP Lenders, and Wilmington Savings Fund Society, FSB, as the administrative agent, setting forth the terms and conditions of the $30.0 million DIP Facility. On May 22, 2020, the Bankruptcy Court granted the motion to approve the Interim DIP Order. Within seven days of such approval, $10.0 million was available to the Company Parties. On June 15, 2020, the Bankruptcy Court entered the Final DIP Order, pursuant to which the full $30.0 million became available to the Company Parties, subject to certain conditions.

The Company Parties’ obligations under the DIP Credit Agreement are secured by a security interest in and lien upon substantially all of their existing and after-acquired property. The use of cash collateral and the proceeds of the loans made under the DIP Credit Agreement (the “DIP Loans”) are to be used only in connection with an approved budget (adjusted for agreed variances), for the purposes of: (i) paying related transaction costs, fees and expenses with respect to the DIP Facility, (ii) making adequate protection payments (if any), and (iii) providing working capital, and for other general corporate purposes of the Company Parties and their subsidiaries, and to pay administration costs of the Chapter 11 Cases and claims or amounts approved by the Bankruptcy Court in accordance with an approved budget (adjusted for agreed variances). The first $10.0 million became funded into an escrow account within three business days of the date on which the Interim DIP Order was entered and became available to the Company Parties to withdraw seven business days after the date on which the Interim DIP
[64]

Order was entered. The remainder became available to the Company Parties to withdraw from the escrow account upon the entry of the Final DIP Order.

The maturity date of the DIP Credit Agreement will be the earliest of (a) November 20, 2020; (b) the date on which the obligations under the DIP Loans become due and payable, whether by acceleration or otherwise, (c) the effective date of a Chapter 11 plan of liquidation or reorganization in the Chapter 11 Cases, (d) the date of consummation of the Sale under Section 363 of the Bankruptcy Code, (e) the first business day on which the Interim DIP Order expires by its terms or is terminated, unless the Final DIP Order has been entered and become effective prior thereto, (f) conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code or any Company Party filing a motion or other pleading seeking the conversion of the Chapter 11 Cases to Chapter 7 of the Bankruptcy Code unless otherwise consented to in writing by the DIP Lenders in accordance with the DIP Credit Agreement, (g) dismissal of any of the Chapter 11 Cases, unless otherwise consented to in writing by the DIP Lenders in accordance with the DIP Credit Agreement, and (h) the date on which the Final DIP Order is vacated, terminated, rescinded, revoked, declared null and void or otherwise ceases to be in full force and effect, unless consented to by the Lenders in accordance with the DIP Credit Agreement.

The DIP Credit Agreement contains usual and customary affirmative and negative covenants and events of default for transactions of this type. In addition, the Company is required to maintain a minimum level of liquidity consistent with an approved budget.

Refer to Note 8 — Financing Arrangements for further detail of debt the Company’s obligations as of and for the three and six month periods ended June 30, 2020.

Effects of the Chapter 11 Cases on Our Liquidity

The filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the Term Loan Agreement. The Term Loan Agreement provides that as a result of the Chapter 11 Cases, the principal and interest due thereunder became immediately due and payable. However, pursuant to the Bankruptcy Code and as described in Note 11 — Commitments and Contingencies of this Report, the filing of the Chapter 11 Cases automatically stayed most actions against the Company Parties, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. Accordingly, although the filing of the Chapter 11 Cases triggered events of default under our existing debt obligations, creditors are stayed from taking action as a result of these defaults. Additionally, under Section 502(b)(2) of the Bankruptcy Code, and subject to the terms of the DIP Orders providing for adequate protection payments to certain of our prepetition lenders, we are no longer required to pay interest on our credit facilities accruing on or after the Petition Date.

Additionally, in connection with the Chapter 11 Cases, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. There can be no assurance that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases.

CONTRACTUAL OBLIGATIONS

Except for changes to the Term Loans as a result of the Second Amended Standstill Agreement and the Chapter 11 Cases and the acceleration of substantially all of our debt as a result, each as described in this Quarterly Report on 10-Q, there have been no material changes in the information reported under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations in our Form 10-K for the fiscal year ended December 31, 2019.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 — Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Note 2 — Summary of Significant Accounting Policies on this Form 10-Q. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

The Company consolidates the financial statements of its foreign subsidiaries in accordance with ASC 830 - Foreign Currency Matters, under which the statement of operations amounts are translated from Indian Rupees (“INR”) and Swiss
[65]

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
[66]

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

As of June 30, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, for the three month period ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
[67]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Note 11 — Commitments and Contingencies of this Report, is incorporated into this Part II - Item 1 by reference.

Item 1A. Risk Factors.

Other than the risk factors in our Form 10-Q filed with the SEC on May 11, 2020, and set forth below, there have been no material changes to the risk factors disclosed in Part 1 - Item 1A, of our Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020:

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the Company’s business, financial condition, and results of operations.

The COVID-19 pandemic adversely impacted our financial results during the three and six months ended June 30, 2020, as demand for our products was reduced by significant disruption to healthcare practices limiting patient access to treatments, particularly in the areas of ophthalmology and acute care. Demand for the Company’s products is likely to continue to be affected depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on the Sale (as defined below), the Chapter 11 Cases or our business operations for the remainder of our fiscal year ending December 31, 2020 and beyond. This may continue to have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy.

[68]

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
[69]

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
[70]

Exhibit No.	Description

2.1
Asset Purchase Agreement, dated as of May 20, 2020, by and between the Company Parties and the Buyer, incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed by Akorn, Inc. on May 26, 2020

3.1
Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 001-32360).

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

10.2
Restructuring Support Agreement, dated May 20, 2020, by and between the Company Parties and Consenting Term Lenders, incorporated by reference to Exhibit 10.1 to the report on Form 8-K filed by Akorn, Inc. on May 21, 2020.

10.3
Senior Secured Super-Priority Term Loan Debtor-In-Possession Loan Agreement, dated as of May 22, 2020, between the Company Parties and the DIP Lenders, and Wilmington Savings Fund Society, FSB, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the report on Form 8-K filed by Akorn, Inc. on May 26, 2020.

10.4
Share Purchase Agreement, dated June 17, 2020, by and among Akorn, Inc., WorldAkorn Pharma Mauritius, Akorn India Private Limited and Biological E. Limited, incorporated by reference to Exhibit 10.1 to the report on Form 8-K filed by Akorn, Inc. on June 18, 2020.

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

[71]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ DUANE A. PORTWOOD
Duane A. Portwood
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: August 7, 2020

[72]